Form 10-Q
period 1994-03-31
COLUMBIA GAS SYSTEM INC
filed 1994-05-13
CIK 22099

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   /X/        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 1994


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   / /        OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Transition period from ------ to ------

                         Commission file number 1-1098


                        THE COLUMBIA GAS SYSTEM, INC.
         -----------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


                    Delaware                       13-1594808
         -----------------------------------------------------------
          (State or other jurisdiction of       (I.R.S. Employer
           incorporation of organization)     Identification No.)


           20 Montchanin Road, Wilmington, Delaware          19807
        --------------------------------------------------------------
          (Address of principal executive office)         (Zip Code)


      Registrant's telephone number, including area code (302) 429-5000
                                                         --------------


              ON JULY 31, 1991, THE COLUMBIA GAS SYSTEM, INC. AND ITS WHOLLY-OWNED SUBSIDIARY, COLUMBIA GAS TRANSMISSION CORPORATION, FILED SEPARATE PETITIONS SEEKING PROTECTION UNDER CHAPTER 11 OF THE FEDERAL BANKRUPTCY CODE.


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $10 Par Value: 50,559,225 shares outstanding at March 31, 1994.

                 THE COLUMBIA GAS SYSTEM, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 1994

                               TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I   FINANCIAL INFORMATION
- - ------   ---------------------

Item 1   Financial Statements

         Statements of Consolidated Income                                           1

         Condensed Consolidated Balance Sheets                                       2

         Consolidated Statements of Cash Flows                                       3

         Consolidated Statements of Common Stock Equity                              4

         Notes                                                                       5


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                               14


PART II  OTHER INFORMATION
- - -------  -----------------

Item 1   Legal Proceedings                                                           30

Item 2   Changes in Securities                                                       32

Item 3   Defaults Upon Senior Securities                                             32

Item 4   Submission of Matters to a Vote of Security Holders                         32

Item 5   Other Information                                                           33

Item 6   Exhibits and Reports on Form 8-K                                            33

         Signature                                                                   34

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

The Columbia Gas System, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                                                Three Months
                                                                                              Ended March 31
                                                                                     ----------------------------------
                                                                                         1994                    1993
                                                                                      ---------               ---------
                                                                                                (millions)
OPERATING REVENUES
  Gas sales                                                                         $   906.6               $ 1,050.6
  Transportation                                                                        185.6                   110.0
  Other                                                                                  65.2                    62.0
                                                                                    ----------              ----------
Total Operating Revenues                                                              1,157.4                 1,222.6
                                                                                    ----------              ----------

OPERATING EXPENSES
  Products purchased                                                                    521.8                   642.5
  Operation                                                                             242.3                   193.7
  Maintenance                                                                            25.3                    25.0
  Depreciation and depletion                                                             74.8                    70.3
  Other taxes                                                                            72.5                    68.0
                                                                                    ----------              ----------
Total Operating Expenses                                                                936.7                   999.5
                                                                                    ----------              ----------

OPERATING INCOME                                                                        220.7                   223.1
                                                                                    ----------              ----------

OTHER INCOME (DEDUCTIONS)
  Interest income and other, net                                                        (11.9)                    2.9
  Interest expense and related charges*                                                  16.8                    (5.0)
  Reorganization items, net                                                               4.0                     0.9
                                                                                    ----------              ----------
Total Other Income (Deductions)                                                           8.9                    (1.2)
                                                                                    ----------              ----------

INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                229.6                   221.9
Income Taxes                                                                             89.4                    82.1
                                                                                    ----------              ----------
INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                                           140.2                   139.8
    Cumulative effect of change in
      accounting for postemployment benefits                                             (5.6)                      -
                                                                                    ----------              ----------

NET INCOME                                                                           $  134.6               $   139.8
                                                                                     =========              ==========

EARNINGS PER SHARE OF COMMON STOCK
 (based on average shares outstanding)
  Before accounting change                                                           $   2.77               $    2.77
  Change in accounting for postemployment benefits                                      (0.11)                      -
                                                                                     ---------              ----------

EARNINGS ON COMMON STOCK                                                             $   2.66               $    2.77
                                                                                     =========              ==========

AVERAGE COMMON SHARES OUTSTANDING (thousands)                                          50,559                  50,559

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

*Due to the bankruptcy filings, interest expense of approximately $55 million and $58 million has not been recorded for the three months ended
March 31, 1994 and 1993, respectively.

Reference is made to the accompanying Notes and Management's Discussion and Analysis for information related to the Chapter 11 bankruptcy filings made by The Columbia Gas System, Inc. and Columbia Gas Transmission Corporation (a wholly-owned subsidiary) on July 31, 1991.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                   As of
                                                                                  ------------------------------------------
                                                                                      March 31, 1994       December 31, 1993
                                                                                  -------------------      -----------------
                                                                                     (unaudited)
ASSETS                                                                                             (millions)
PROPERTY, PLANT AND EQUIPMENT
  Gas utility and other plant, at original cost                                       $ 6,365.4              $ 6,329.8
  Accumulated depreciation and depletion                                               (3,096.9)              (3,048.4)
                                                                                      ----------             ----------
  Net Gas Utility and Other Plant                                                       3,268.5                3,281.4
                                                                                      ----------             ----------
  Oil and gas producing properties, full cost method                                    1,213.1                1,208.7
  Accumulated depletion                                                                  (609.8)                (600.0)
                                                                                      ----------             ----------
  Net Oil and Gas Producing Properties                                                    603.3                  608.7
                                                                                      ----------             ----------
Net Property, Plant and Equipment                                                       3,871.8                3,890.1
                                                                                      ----------             ----------

INVESTMENTS AND OTHER ASSETS                                                              340.7                  325.2
                                                                                      ----------             ----------

CURRENT ASSETS
  Cash and temporary cash investments                                                   1,682.8                1,340.4
  Accounts receivable, net                                                                770.4                  721.4
  Inventories                                                                              50.2                  237.9
  Prepayments                                                                             104.2                  124.6
  Other                                                                                    48.1                   63.0
                                                                                      ----------             ----------
Total Current Assets                                                                    2,655.7                2,487.3
                                                                                      ----------             ----------
DEFERRED CHARGES                                                                          281.0                  255.3
                                                                                      ----------             ----------
TOTAL ASSETS                                                                          $ 7,149.2              $ 6,957.9
                                                                                      ==========             ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity                                                                 $ 1,361.9              $ 1,227.3
  Long-term debt                                                                            4.6                    4.8
                                                                                      ----------             ----------
Total Capitalization                                                                    1,366.5                1,232.1
                                                                                      ----------             ----------
CURRENT LIABILITIES
  Accounts and drafts payable                                                             168.5                  184.4
  Accrued taxes                                                                           134.6                  129.5
  Estimated rate refunds                                                                  289.6                  277.8
  Estimated supplier obligations                                                          141.0                  146.3
  Transportation and exchange gas payable                                                  79.5                   66.8
  Other*                                                                                  297.0                  289.0
                                                                                      ----------             ----------
Total Current Liabilities                                                               1,110.2                1,093.8
                                                                                      ----------             ----------
LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS                                           3,916.1                3,927.8
                                                                                      ----------             ----------
OTHER LIABILITIES AND DEFERRED CREDITS
  Income taxes, noncurrent                                                                289.3                  253.8
  Postretirement benefits other than pensions                                             233.2                  230.0
  Other                                                                                   233.9                  220.4
                                                                                      ----------             ----------
Total Other Liabilities and Deferred Credits                                              756.4                  704.2
                                                                                      ----------             ----------
TOTAL CAPITALIZATION AND LIABILITIES                                                  $ 7,149.2              $ 6,957.9
                                                                                      ==========             ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

*Due to the bankruptcy filings, accrued interest of approximately $578 million and $523 million has not been recorded as of March 31, 1994 and December 31, 1993, respectively.

Reference is made to the accompanying Notes and Management's Discussion and Analysis for information related to the Chapter 11 bankruptcy filings made by The Columbia Gas System, Inc. and Columbia Gas Transmission Corporation (a wholly-owned subsidiary) on July 31, 1991.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                                           Three Months
                                                                                                          Ended March 31
                                                                                                    --------------------------
                                                                                                       1994              1993
                                                                                                    ---------         ---------
                                                                                                            (millions)
OPERATIONS
  Cash received from customers                                                                    $ 1,019.9         $ 1,075.8
  Other operating cash receipts                                                                        54.8              62.1
  Cash paid to suppliers                                                                             (300.0)           (354.1)
  Interest paid                                                                                        (0.2)             (0.2)
  Income taxes paid                                                                                    (0.4)             (1.2)
  Other tax payments                                                                                  (86.5)            (81.2)
  Cash paid to employees and for other employee benefits                                             (139.8)           (147.2)
  Other operating cash payments                                                                      (105.9)           (100.1)
  Reorganization items, net                                                                             2.7               1.6
                                                                                                  ----------        ----------
Net Cash From Operations                                                                              444.6             455.5
                                                                                                  ----------        ----------
INVESTMENT ACTIVITIES
  Capital expenditures*                                                                               (72.6)            (66.2)
  Other investments - net                                                                               0.2               1.4
                                                                                                  ----------        ----------
Net Investment Activities                                                                             (72.4)            (64.8)
                                                                                                  ----------        ----------
FINANCING ACTIVITIES
  Retirement of long-term debt                                                                         (0.2)             (0.3)
  Decrease in other financing activities                                                              (29.6)            (22.7)
                                                                                                 -----------        ----------
Net Financing Activities                                                                              (29.8)            (23.0)
                                                                                                 -----------        ----------
INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                                       342.4             367.7
Cash and Temporary Cash Investments at Beginning of Year                                            1,340.4             820.6
                                                                                                  ----------        ----------
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31**                                                 $ 1,682.8         $ 1,188.3
                                                                                                  ==========        ==========

NET INCOME RECONCILIATION
  Net Income                                                                                      $   134.6         $   139.8
  Items Not Requiring (Providing) Cash from Operations
     Depreciation and depletion                                                                        74.8              70.3
     Deferred income taxes                                                                             49.0               8.8
     Amortization of prepayments for producer contract modifications                                      -               5.0
     Change in accounting for postemployment benefits                                                   5.6                 -
     Other-Net                                                                                        (22.3)              3.9
  Net Change in Working Capital
     Accounts receivable, net                                                                         (95.0)            (80.1)
     Inventories                                                                                      187.7             263.3
     Accounts and drafts payable                                                                       13.7             (83.8)
     Estimated rate refunds                                                                            11.8              (2.4)
     Other working capital items                                                                       84.7             130.7
                                                                                                  ----------        ----------
NET CASH FROM OPERATIONS                                                                          $   444.6         $   455.5
                                                                                                  ==========        ==========


The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.
* Includes amounts transferred from interest paid, cash paid to employees and for other employee benefits and other operating cash payments.
**The Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Reference is made to the accompanying Notes and Management's Discussion and Analysis for information related to the Chapter 11 bankruptcy filings made by The Columbia Gas System, Inc. and Columbia Gas Transmission Corporation (a wholly-owned subsidiary) on July 31, 1991.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY



                                                                                            As of
                                                                             -------------------------------------
                                                                               March 31,           December 31,
                                                                                  1994                   1993
                                                                             -----------------    ----------------
                                                                               (unaudited)
                                                                                           (millions)
COMMON STOCK EQUITY

Common stock, $10 par value, authorized
  100,000,000 shares, outstanding 50,559,225
  shares                                                                    $   505.6              $   505.6

  Additional paid in capital                                                    601.8                  601.8

  Retained earnings                                                             324.5                  189.9

  Unearned employee compensation                                                (70.0)                 (70.0)
                                                                            ----------             ----------

TOTAL COMMON STOCK EQUITY                                                   $ 1,361.9              $ 1,227.3
                                                                            ==========             ==========


The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Reference is made to the accompanying Notes and Management's Discussion and Analysis for information related to the Chapter 11 bankruptcy filings made by The Columbia Gas System, Inc. and Columbia Gas Transmission Corporation (a wholly-owned subsidiary) on July 31, 1991.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries

NOTES

1.   Basis of Accounting Presentation

     On July 31, 1991, The Columbia Gas System, Inc. (Corporation) and its wholly-owned subsidiary, Columbia Gas Transmission Corporation (Columbia Transmission), filed separate petitions for protection under Chapter 11 of the Federal Bankruptcy Code. As a result, the two companies are operating their businesses as debtors-in-possession (DIP) under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court) and cannot engage in transactions outside the ordinary course of business without Bankruptcy Court approval.

     The accompanying consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the results of operations in accordance with generally accepted accounting principles applicable to a going concern. Such presentation contemplates the realization of assets and payment of liabilities in the ordinary course of business. As a result of reorganization proceedings under Chapter 11, the debtor companies may take, or be required to take, actions which may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the financial statements. The appropriateness of continuing to present consolidated financial statements on a going concern basis is dependent upon, among other things, the terms of the ultimate plan of reorganization, future profitable operations, the ability to comply with DIP and other financing agreements and the ability to generate sufficient cash from operations and financing sources to meet obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary as a result of the outcome of the uncertainties discussed herein.

     The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1993 Annual Report on Form 10-K. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 presentation.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

2.   Bankruptcy Matters

                           Reorganization Proceedings

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

     In this context, "rejection" means that the debtor companies are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection are treated as general unsecured claims in the reorganization. The parties affected by these rejections have filed or may file claims with the Bankruptcy Court in accordance with bankruptcy procedures.

     Prepetition claims which were contingent or unliquidated at the commencement of the Chapter 11 proceedings are generally allowable against the debtor-in-possession in amounts fixed by the Bankruptcy Court. Substantially all of a debtor's liabilities as of the petition date are subject to resolution under a plan of reorganization to be approved by the Bankruptcy Court after submission to any required vote by affected parties. Certain parts of Columbia Transmission's filed reorganization plan and any reorganization plan for the Corporation also will require approval by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935.


            Columbia Transmission's Proposed Plan of Reorganization

     As discussed in the 1993 Annual Report on Form 10-K, the Corporation's and Columbia Transmission's discussions with the Official Committee of Unsecured Creditors of Columbia Transmission (Columbia Transmission Creditors' Committee), to negotiate a reorganization plan for Columbia Transmission and expedite emergence from Chapter 11 proceedings, had been largely unsuccessful. Therefore, on January 18, 1994, Columbia Transmission filed, with the Corporation as cosponsor, a reorganization plan (plan) and a disclosure statement, for consideration by its creditors and other interested parties.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

     The plan provides that Columbia Transmission will remain a wholly-owned subsidiary of the Corporation, will continue to offer an array of competitive transportation and storage services, and will retain ownership of its 18,800-mile pipeline network and related facilities.

     Subsequent to the filing of the plan Columbia Transmission has had discussions directly with gas producers who have substantial claims against it and has continued to have discussions with the Columbia Transmission Creditors' Committee. These discussions have not resulted in agreement on a plan of reorganization and there can be no assurance that they will continue or, if they continue, that agreement will be reached. Columbia Transmission is considering various amendments to the plan as filed and intends to promulgate amended plan provisions when it is appropriate to do so.

     Under bankruptcy procedures, after Columbia Transmission's amended plan disclosure statement has been approved by the Bankruptcy Court, the disclosure statement and the reorganization plan will be sent to the company's creditors for voting. Management is hopeful that the data room (see "Data Room for Columbia Transmission Information" below) it was required to establish, where interested third parties review business and financial information, does not delay the bankruptcy proceedings.

     The Corporation intends to file a plan for its reorganization which will be consistent with the financial aspects and structure of Columbia Transmission's proposed plan of reorganization. Both plans will be subject to obtaining adequate financing and to review and approval requirements (including authorizations from the SEC) which may require several months to complete.

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


                  Prepetition Obligations of Debtor Companies

     The accompanying consolidated balance sheet as of March 31, 1994, includes approximately $3.9 billion of liabilities subject to the Chapter 11 proceedings of the Corporation and Columbia Transmission as follows:


($ in millions)
- - ----------------------------------------------------------------------
Corporation
  Total payable (primarily debt obligations)                  2,382.2
  Less:  payable to affiliates                                    4.9
                                                             --------
  Payable to nonaffiliates                                    2,377.3
                                                             --------
Columbia Transmission
  Total payable                                               3,671.1
  Less: payable to affiliates                                 2,132.3
                                                             --------
  Payable to nonaffiliates                                    1,538.8
- - ----------------------------------------------------------------------
Liabilities Subject to Chapter 11 Proceedings                 3,916.1
- - ----------------------------------------------------------------------


     Columbia Transmission's prepetition obligations include secured and unsecured debt payable to the Corporation, estimated supplier obligations, estimated rate refunds, accrued taxes and other trade payables and liabilities. Prepetition obligations of the Corporation primarily represent debentures, bank loans and commercial paper outstanding on the filing date together with accrued interest to that date. A substantial amount of Columbia Transmission's liabilities subject to Chapter 11 proceedings relate to amounts owed to the Corporation. Columbia Transmission's borrowings have been funded by the Corporation on a secured basis since June 1985 and are secured by mortgages and a cash collateral order approved by the Bankruptcy Court. On the petition date, the principal amount of the First Mortgage Bonds outstanding was $930.4 million. Prepetition and postpetition interest on secured debt owed by Columbia Transmission to the Corporation was $379.6 million at March 31, 1994. A secured inventory financing agreement of $410 million was also outstanding on the petition date. In addition to these secured claims, the Corporation has an unsecured claim against Columbia Transmission of $351 million in installment notes issued prior to 1985 and accrued interest to the petition date.

                             Intercompany Complaint

     On March 19, 1992, the Columbia Transmission Creditors' Committee filed a complaint (Intercompany Complaint) with the Bankruptcy Court alleging that the $1.7 billion of Columbia Transmission's secured and unsecured debt securities held by the Corporation should be recharacterized as capital contributions (rather than loans) and equitably subordinated to the claims of Columbia Transmission's other creditors. The Intercompany Complaint also challenges interest and dividend payments made by Columbia Transmission to the Corporation of approximately $500 million for the period from 1988 to the petition date and the 1990 property transfer from Columbia

     Transmission to Columbia Natural Resources, Inc. (CNR) as an alleged "fraudulent transfer". Based on the SEC standardized measurement procedures, CNR's properties had a reserve value of approximately $387 million as of December 31, 1993, a significant portion of which is attributable to the transfer from Columbia Transmission. The Bankruptcy Court has scheduled a trial on the Intercompany Complaint to begin in June 1994. Management believes that the Intercompany Complaint is without merit; however, the ultimate outcome of these issues is uncertain at this stage of the proceedings. As noted under "Columbia Transmission's Proposed Plan of Reorganization" above, discussions with the Columbia Transmission Creditors' Committee with respect to the value of the estate and the matters raised in the Intercompany Complaint have not been successful. Since the standing and value of the Corporation's debt investment in Columbia Transmission are crucial to the determination of the value of the Corporation's estate, the Corporation's reorganization could be affected by the ultimate outcome of the Intercompany Complaint.


                       Producer Claims Estimation Process

     Columbia Transmission has recorded liabilities of approximately $1.2 billion to reflect the estimated effects of its above- market producer contracts and estimated supplier obligations associated with pricing disputes and take-or-pay obligations for historical periods. With Bankruptcy Court approval, Columbia Transmission rejected more than 4,800 above-market gas purchase contracts with producers. The Bankruptcy Court approved the appointment of a claims mediator in 1992 to implement a claims estimation procedure related to the rejected above-market producer contracts and other producer claims. The mediator has indicated that he may be prepared to issue recommended determinations during the second quarter of 1994 which, under the Bankruptcy Court-approved estimation procedure, are expected to provide the basis for a recalculation of producer contract rejection claims. In Columbia Transmission's judgment, the position taken by all producers before the claims mediator and the evidence presented demonstrate that the total level of allowable contract rejection claims, generically determined, will not exceed 1/10th of the $13 billion asserted in the claims as filed and is likely to be between $600 million and $950 million. The acceptance of certain positions advanced by Columbia Transmission in these proceedings, as well as Columbia Transmission's as yet unheard defenses, could decrease this range of possible aggregate outcomes. Resolution of the contract-specific issues not yet presented could increase or decrease individual claims materially but should not significantly alter the range of possible aggregate outcomes. As yet there have not been any proceedings before the mediator with respect to producer contract claims involving price or take-or-pay disputes arising prior to Columbia Transmission's rejection of its above-market producer contracts.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

                                Interest Expense

     Interest expense of the Corporation is not being accrued during bankruptcy, but an estimate of interest is included in a footnote on the Statements of Consolidated Income and Consolidated Balance Sheets. Such interest has been calculated based on management's interpretation of the contractual arrangements which govern the various debt instruments the Corporation has outstanding exclusive of any redemption premiums. The Official Committee of Unsecured Creditors of the Corporation has asserted claims for interest which exceed disclosed amounts by approximately $40 million at December 31, 1993. There are several factors to be considered in making these calculations that are subject to uncertainty as to their ultimate outcome in the bankruptcy proceeding, including the interest rates and method of calculation to be applied to overdue payments of principal and interest. In addition, the committee has asserted that approximately $110 million of redemption premiums should be paid on the high cost debt instruments to compensate investors for anticipated lower interest rates if the debt is refinanced. Negotiations are continuing and, therefore, these amounts are subject to change.


                             Accounting for Claims

     The resolution of these issues can significantly influence future reported financial results. Accounting standards require that as claim amounts are allowed by the Bankruptcy Court, the full amount of the allowed claim must be recorded. This could result in liabilities being recorded which bear little relationship to the amounts ultimately required to be paid in settlements of those claims and could conceivably exceed the Corporation's total investment in Columbia Transmission. Any such distortion would not be corrected until final plans of reorganization are approved for the Corporation and Columbia Transmission.

                           Security Holder Litigation

     After the announcement on June 19, 1991, regarding the Corporation's probable charge to second quarter earnings and the suspension of its dividend, 17 complaints including purported class actions were filed against the Corporation and its directors and certain officers of the debtor companies in the U.S. District Court of Delaware. The actions, which generally allege violations of certain anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, have been consolidated. In addition, three derivative actions were filed in the Court of Chancery in and for New Castle County (Delaware) alleging that directors breached their fiduciary duties. These suits have been stayed by either the Bankruptcy Court filing or by stipulation of the parties. While the Corporation and its officers and directors believe that they have meritorious defenses to these actions, the outcome is uncertain at this time.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

                           Customer Recoupment Rights

     During the fourth quarter of 1993, various customers of Columbia Transmission filed motions with the Bankruptcy Court seeking authority to exercise alleged recoupment and setoff rights, whereby they would be permitted to reduce amounts owed to Columbia Transmission against refunds owed to the customers by Columbia Transmission, including amounts which were not otherwise payable in full under the July 1993 Third Circuit decision, as discussed below, all customer refunds under the 1990 rate case settlement and miscellaneous refunds not otherwise payable in full to them. Customers are alleging that they have recoupment and setoff rights of approximately $216 million; however, the amount is subject to change as customers quantify their claims.

     On October 20, 1993, the Bankruptcy Court approved an interim settlement under which customers continued to pay Columbia Transmission for services authorized by the Federal Energy Regulatory Commission (FERC) at approved rates, and Columbia Transmission has agreed to grant these customers a priority claim to the extent the Bankruptcy Court finds them entitled to recoupment rights. In January 1994, the Bankruptcy Court issued a procedural order whereby other customers were permitted to file recoupment and setoff motions by February 18, 1994. A hearing on all such motions is tentatively scheduled for July 1994.

                                Customer Refunds

        Total customer claims in Columbia Transmission's bankruptcy proceedings relating to, or arising from, Columbia Transmission's contracts with its customers for sales, transportation, gas storage and similar services and other miscellaneous claims represent about 450 claims for a total of approximately $540 million as filed, plus a potentially substantial sum filed in undetermined amounts. The claims filed in undetermined amounts, which potentially could be significant, still remain to be resolved. Columbia Transmission believes it has successfully resolved a portion of these customers claims due to refunds paid pursuant to the Third Circuit decision as discussed below. Other refunds at issue include prepetition revenues collected subject to refund in general rate filings and purchased gas adjustment filings, including matters subject to court appeals. The most significant amount is the BG&E vs. FERC litigation, presently pending in the Court of Appeals of the District of Columbia Circuit, where customers and consumer groups have challenged Columbia Transmission's right to recover Order Nos. 500/528 direct charges of approximately $229 million that were billed to Columbia Transmission by former upstream pipeline suppliers. These groups have asserted that a 1985 customer settlement forbids recovery of such costs. While management believes it will ultimately prevail in the issues raised in the appeal, the outcome is presently uncertain. Appropriate reserves for rate refund liabilities have been recorded for these matters to reflect management's judgment of the ultimate outcome of the proceedings.

     On April 21, 1994, Columbia Transmission issued refunds of approximately $139 million to its customers. The majority of these refunds are for overpayments Columbia Transmission and its customers were required to make to upstream suppliers under FERC Order Nos. 500/528.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

                 Financial Information for the Debtor Companies

Below is condensed financial information for the Corporation and Columbia Transmission as of, and for the three month period ended March 31, 1994. The prior periods are consistent with the presentation of 1993 information in the consolidated financial statements contained herewith:

                                                 Corporation                        Columbia Transmission
                                            ---------------------                   ---------------------
                                                    As of                                   As of
                                    -------------------------------------    -----------------------------------
                                         March 31,         December 31,         March 31,        December 31,
         ($ in millions)                    1994               1993                1994              1993
         -------------------------------------------------------------------------------------------------------
          Current assets
           Cash and temporary
            cash investments              273.1               128.7             1,324.4           1,209.2

           Other                           97.1               168.7               418.9             461.8
           Total current assets           370.2               297.4             1,743.3           1,671.0
         Current liabilities              (20.1)              (19.2)             (647.7)           (629.6)
         -------------------------------------------------------------------------------------------------------

         Working capital                  350.1               278.2             1,095.6           1,041.4
         Noncurrent assets              3,564.3             3,476.4             2,274.0           2,269.4
         Estimated liabilities
           subject to Chapter 11
           proceedings                 (2,382.2)           (2,382.2)           (3,671.1)         (3,649.4)
         Noncurrent liabilities          (170.3)             (145.1)             (181.5)           (178.6)
         -------------------------------------------------------------------------------------------------------

         NET EQUITY                     1,361.9             1,227.3              (483.0)           (517.2)
         =======================================================================================================

                                                 Three Months                           Three Months
                                               Ended March 31,                         Ended March 31,
                                        -------------------------------          --------------------------
         ($ in millions)                    1994               1993                1994              1993
         --------------------------------------------------------------------------------------------------
         Operating revenues                   -                   -               220.1             409.4
         Operating expenses                 2.0                 1.9               141.1             327.5
         --------------------------------------------------------------------------------------------------

         Operating income (loss)           (2.0)               (1.9)               79.0              81.9
         Other income (deductions)        162.6               157.0               (24.4)            (29.1)
         Income taxes                      26.0                15.3                17.3              20.6
         Change in accounting                 -                   -                (3.1)                -
         --------------------------------------------------------------------------------------------------

         NET INCOME                       134.6               139.8                34.2              32.2
         ==================================================================================================

         NET CASH FROM OPERATIONS          18.8                28.0               137.9             160.2
         ==================================================================================================


3.       Environmental Matters

         As discussed in the 1993 Form 10-K, the Corporation's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations require expenditures for corrective action at

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

         various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices and subsequently were determined to be environmentally unsound. Comprehensive reviews of compliance with existing environmental standards, including review of operating activities through site reviews, identification of potential site problems and formulation of remediation programs are being conducted. As these self-assessment programs continue it is likely that additional compliance costs will be identified and become subject to reasonable quantification.

4.       Accounting Change for Postemployment Benefits

         Effective January 1, 1994, the Corporation adopted the Financial Accounting Standards Board's statement SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize obligations which exist to provide benefits to former or inactive employees after employment, but before retirement. Such benefits include, but are not limited to, salary continuation, supplemental unemployment, severance, disability, job training, counseling, and continuation of benefits such as health care and life insurance coverage.

         The adoption of this statement resulted in an after-tax reduction to net income of $5.6 million in the first quarter of 1994. In addition, $5.6 million was deferred by certain of the distribution subsidiaries as a regulatory asset pending rate recovery authorization from their respective state commissions.

5.       Leveraged Employee Stock Ownership Plan (LESOP)

         On March 2, 1993, the Trustee for the Indenture under which debentures were issued by the Employees Thrift Plan of Columbia Gas System (Thrift Plan) filed a complaint against the Corporation. The Trustee alleges that matching payments made by the Corporation to the Thrift Plan should have been instead allocated to pay debt service on the outstanding debentures instead of credited to the employees' accounts.

         On March 24, 1994, the Bankruptcy Court denied the Corporation's motion for summary judgment and on April 22, 1994, the Corporation filed a motion for leave to appeal the ruling of the Bankruptcy Court. If the Corporation's motion for leave to appeal is denied, the matter will proceed to trial. The Corporation believes that it has meritorious defenses to the Indenture Trustee's claims and that the nonpayment of LESOP debt will not affect the participants' benefits under the Plan.

         On May 4, 1994, the Trustee for the Indenture filed a motion for a preliminary injunction seeking an order directing that the May 1994 contribution and all future contributions by the employer must be allocated first for debt service on the debentures before amounts are credited to the employees' accounts under the Thrift Plan. The Corporation believes this motion is without merit.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        STATUS OF BANKRUPTCY PROCEEDINGS

A summary of events relating to the bankruptcy proceedings that have occurred subsequent to the information reported in the 1993 Annual Report on Form 10-K follows.

Data Room for Columbia Transmission Information

On March 15, 1994, the Bankruptcy Court approved procedures for the establishment of a data room to make business information available to third parties that may have an interest in acquiring Columbia Transmission. The procedures provided that the data room be established in Charleston, West Virginia, by April 8, 1994, and be available through June 20, 1994. In addition, the Bankruptcy Court ruled that forward looking business or financial plans would not be made available in the data room except for Columbia Transmission's 1994 operating budget. There were six companies that requested admission to the data room and submitted the required $50,000 entrance fee by the April 20, 1994 deadline.

Management believes that the value that Columbia Transmission's filed reorganization plan places on that company reflects the full value of the company which will become clear to the interested parties after they analyze the data room materials. In addition, because of tax consequences, a third party would be required to provide several hundred million dollars of additional funds to have a bid equivalent to the $3.1 billion valuation contained in Columbia Transmission's plan of reorganization filed in January.

Plans of Reorganization

The period which the Corporation and Columbia Transmission have exclusive rights to advance reorganization plans was extended to October 20, 1994. The final plans of reorganization of the Corporation and Columbia Transmission depend in part on the value ascribed to Columbia Transmission, the ultimate value of the securities of Columbia Transmission owned by the Corporation and the outcome of certain other issues. Therefore, the terms of the plans that may ultimately be implemented cannot now be determined. Given the pace of developments to date, it is no longer realistic to envision that the bankruptcy process can be concluded before the end of the year.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                     GAS SALES AND TRANSPORTATION REVENUES


                                                                                               Three Months
                                                                                              Ended March 31
                                                                                     ----------------------------------
                                                                                         1994                    1993
                                                                                      ---------               ---------
                                                                                                (millions)
      Residential                                                                     $   576.3              $   559.0
      Commercial                                                                          234.1                  221.8
      Industrial                                                                           63.7                   36.8
      Wholesale                                                                            26.4                  216.5
      Other                                                                                 6.1                   16.5
      Transportation                                                                      185.6                  110.0
                                                                                      ----------             ----------

           TOTAL                                                                      $ 1,092.2              $ 1,160.6
                                                                                      ==========             ==========





                       OPERATING INCOME (LOSS) BY SEGMENT

                                                                                               Three Months
                                                                                              Ended March 31
                                                                                     ----------------------------------
                                                                                         1994                    1993
                                                                                      ---------               ---------
                                                                                                (millions)
      Oil and Gas                                                                    $   12.1              $    19.8

      Transmission                                                                       86.3                   88.5

      Distribution                                                                      112.4                  111.3

      Other Energy                                                                       11.9                    5.4

      Corporate                                                                          (2.0)                  (1.9)
                                                                                     ---------              ---------

           TOTAL                                                                     $  220.7              $   223.1
                                                                                     =========             ==========

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                        COMPARATIVE GAS OPERATIONS DATA

                                                                                               Three Months
                                                                                              Ended March 31
                                                                                     ----------------------------------
                                                                                        1994                     1993
                                                                                     ---------                ---------
                                                                                                (millions)
THROUGHPUT (BCF)
- - ----------------

   SALES
      Residential                                                                       98.2                     92.5
      Commercial                                                                        42.7                     39.7
      Industrial                                                                        20.8                      9.9
      Wholesale                                                                         19.5                     92.7
      Other                                                                              8.2                      9.5
      Intersegment eliminations                                                         (9.0)                   (23.1)
                                                                                     --------                ---------
         Total Sales Volumes                                                           180.4                    221.2
                                                                                     --------                ---------

   TRANSPORTATION
     Market Area
      Transmission                                                                     417.5                    231.0
      Distribution                                                                      62.7                     64.1
     Columbia Gulf
      Main line                                                                        173.4                    136.5
      Short-haul                                                                       194.1                    149.0
     Intersegment eliminations                                                        (478.6)                  (323.5)
                                                                                     --------                ---------
         Total Transportation Volumes                                                  369.1                    257.1
                                                                                     --------                ---------

   TOTAL THROUGHPUT                                                                    549.5                    478.3
                                                                                     ========                =========




SOURCES OF GAS SOLD (BCF)
- - -------------------------

   Purchased                                                                           114.8                    132.3
   Produced                                                                             16.6                     19.6
   Exchange                                                                              1.5                     (8.6)
   Storage withdrawals (injections)                                                     72.9                    110.3
   Other, net                                                                          (16.4)                    (9.3)

    Intersegment eliminations                                                           (9.0)                   (23.1)
                                                                                     --------                ---------
      Total                                                                            180.4                    221.2
                                                                                     ========                =========


DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)
- - --------------------------------------------

   Actual                                                                              3,147                    2,865
   Normal                                                                              2,947                    2,945
   % Colder (warmer) than normal                                                           7                       (3)
   % Colder (warmer) than prior period                                                    10                        7

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS

                                   Net Income

The Corporation's net income for the first quarter of 1994 was $134.6 million, or $2.66 per share. This compares to $139.8 million, or $2.77 per share, for the same period last year, a decrease of $5.2 million, or $0.11 per share. However, after adjusting for unusual items and bankruptcy related issues, net
income was $92.8 million, a decline of $1.5 million.   These items include the
following:

                                                 Unusual and Bankruptcy Related Items
                                                    After-tax Effect on Net Income
                                                    ------------------------------
                                                              (millions)
                                                                                   Three Months
                                                                                  Ended March 31,
                                                                                  ---------------
                                                                                1994           1993
                                                                                ----           ----
o  Estimated interest costs not recorded on prepetition debt                 $  35.8        $  38.2
o  Professional fees and related expenses                                       (7.0)          (5.9)
o  Reserve adjustment for IRS settlement                                        10.3             -
o  Change in accounting for postemployment benefits                             (5.6)            -
o  Impacts of transmission rate items                                            8.3           13.2
                                                                             --------       --------
    Total adjustments                                                        $  41.8        $  45.5

    Interest of $12.3 million and $8.1 million for 1994 and 1993, respectively, earned on accumulated cash is not included in these adjustments because such adjustments combined with the adjustment for interest expense would in the aggregate overstate interest expense to the extent the accumulated cash would have been used (in the absence of the Corporation's bankruptcy) to reduce the amount of debt outstanding.

                                Operating Income

Oil and Gas

Operating income for the oil and gas segment for the first three months of 1994 was $12.1 million, a decrease of $7.7 million from last year primarily reflecting a 15 percent decrease in gas production and a 22 percent lower average price for oil and liquids production partially offset by a 7 percent increase in the average price of gas. Gas production of 16.6 Bcf was down 3 Bcf from the same period last year while gas prices continued the improvement that began in the latter part of 1993 increasing to $2.46 per Mcf, or $0.17 per Mcf over the previous period. The average price for oil and liquids in the first quarter of this year was $13.60 per barrel, a decrease of $3.83 per barrel from 1993. Oil production of 880,000 barrels reflected a small increase of 31,000 barrels.

Transmission

The transmission segment's operating income of $86.3 million is $2.2 million lower than the same period in 1993. Last year Columbia Transmission recorded a rate refund reserve adjustment that improved 1993 operating income $21.6 million. Partially offsetting this

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

adjustment was Columbia Transmission's 1994 surcharge collections of certain prior period gas costs of $12.9 million since its 1993 average cost of gas met certain competitive tests.

In addition, operating income was improved by a change in timing for the recovery of certain storage service transportation costs brought about by implementing FERC's Order No. 636 (Order 636). Last year the recovery of these costs was distributed more evenly throughout the year, whereas now they are recovered primarily during the heating season. Throughput for the transmission segment increased 130.3 Bcf over last year due in part to timing changes in recording market area transportation services for customer requirements under 636 as well as colder weather which had little impact on operating income.

Distribution

Despite the beneficial effect of weather that was 10 percent colder than last year, operating income of $112.4 million for the distribution segment was only $1.1 million higher than last year. The favorable effect of colder weather was largely offset by higher operating expenses which included higher labor and benefit costs, higher other taxes due principally to an increase in taxable revenues and an increase in depreciation expense reflecting plant additions. Timely recovery of costs continues to be a concern that management has been addressing with the regulatory commissions.

Other Energy Operations

Improved margins and higher sales volumes for the propane operations as well as increased gas marketing activities were the principal reasons that led to higher operating income of $11.9 million, an increase of $6.5 million over last year.

                           Other Income (Deductions)

Other Income (Deductions) improved income in the first three months of 1994 by $8.9 million whereas income was decreased $1.2 million in 1993. Income in both periods benefited by not accruing interest expense on prepetition debt obligations by $55 million and $58 million, respectively. (Since the July 31, 1991 bankruptcy filing, the estimated effect of not accruing interest expense on prepetition debt obligations totals approximately $578 million. However, the actual interest that will ultimately be paid pursuant to the final plans of reoganization could differ significantly and cannot be determined at this time.) The $14.8 million decrease in Interest Income and Other, Net primarily resulted from a recent FERC order disallowing a prior period carrying charge adjustment associated with gas exchange activity and lower interest income recorded for a FERC ruling regarding Order 94 which also decreased interest expense. As a result of this ruling Columbia Transmission will

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

not be entitled to receive certain Order 94 payments from upstream suppliers nor will it be required to pay these amounts to downstream customers. A $21.8 million decrease in Interest Expense and Related Charges was due largely to a reserve adjustment for lower than previously anticipated interest costs on an IRS settlement recorded in 1993. Also contributing to the decline was the adjustment for Order 94 mentioned above. Reorganization Items, Net improved income $3.1 million reflecting an increase of $4.2 million for interest earned on accumulated cash while higher professional fees and related expenses decreased income $1.1 million from 1993.


Liquidity and Capital Resources

Net cash flow from operations of $444.6 million for the first quarter of 1994,
decreased $10.9 million from the same period last year.   With the
implementation of Order 636 in November 1993, Columbia Transmission virtually eliminated its merchant function which decreased cash received from customers for gas sales and also led to the reduction in gas purchased from suppliers. The decrease in cash receipts due to the absence in 1994 of Columbia Transmission's merchant function was mitigated by increased receipts from customers using additional transportation services to meet their gas requirements. Also, partially offsetting the absence of a merchant function for Columbia Transmission was increased customer receipts and higher payments made to suppliers by the distribution operations due largely to the colder weather experienced in the retail service area in early 1994.

The Corporation maintains a debtor-in-possession facility (DIP Facility) for up to $100 million, including the availability of letters of credit of up to $50 million. The DIP Facility is used in conjunction with internally generated funds for general corporate purposes and to provide financing for subsidiaries not involved in the bankruptcy proceedings. As of April 30, 1994, $12.7 million of letters of credit were outstanding under the DIP Facility. Based upon current projections, the Corporation expects to remain in a cash surplus position during all of 1994. As of April 30, 1994, the Corporation and its subsidiaries, excluding Columbia Transmission, had $447.7 million invested in money market instruments. The Corporation is currently reviewing its liquidity requirements and may take action to reduce or eliminate the DIP Facility. The DIP Facility will expire on December 31, 1994, if no action is taken prior to that date.

The liquidity needs of Columbia Transmission are being satisfied by internally generated funds. Columbia Transmission also maintains a DIP facility solely for the issuance of letters of credit for up to $25 million. As of April 30, 1994, the balance of outstanding letters of credit under Columbia Transmission's DIP Facility was $1.8 million. The expiration date of Columbia Transmission's DIP Facility is December 31, 1995. As of April 30, 1994, Columbia Transmission had $1,217.2 million invested in money market instruments through a wholly-owned subsidiary, Columbia Transmission Investment Corporation.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             OIL AND GAS OPERATIONS

                                                                                               Three Months
                                                                                              Ended March 31
                                                                                     ----------------------------------
                                                                                        1994                     1993
                                                                                      --------                ---------
                                                                                                (millions)
OPERATING REVENUES
   Gas                                                                               $  41.9                  $  45.4
   Oil and liquids                                                                      12.0                     14.8
                                                                                     --------                 --------
Total Operating Revenues                                                                53.9                     60.2
                                                                                     --------                 --------

OPERATING EXPENSES
   Operation and maintenance                                                            19.8                     20.0
   Depreciation and depletion                                                           19.0                     17.5
   Other taxes                                                                           3.0                      2.9
                                                                                     --------                 --------
Total Operating Expenses                                                                41.8                     40.4
                                                                                     --------                 --------

OPERATING INCOME                                                                     $  12.1                  $  19.8
                                                                                     ========                 ========



GAS PRODUCTION STATISTICS

Production (Bcf)                                                                        16.6                     19.6

Average Price ($/Mcf)                                                                   2.46                     2.29


OIL AND LIQUIDS PRODUCTION STATISTICS

Production (000Bbls)                                                                     880                      849

Average Price ($/Bbl)                                                                  13.60                    17.43

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       OIL AND GAS OPERATIONS (CONTINUED)


Drilling Activities

In the southwest, Columbia Gas Development Corporation (Columbia Development) had drilling in progress on 15 wells during the first quarter of 1994. Results are available on seven of these wells; five (2.5 net) in the Austin Chalk formation are productive, and two wells (1.5 net) in southern Louisiana were determined to be uneconomic. Of the remaining wells still underway, three are offshore and five are onshore wells.

Volumes

Compared to the first quarter of 1993, a decrease in gas production of 3 Bcf for the three months ended March 31, 1994, reflected lower production in both the Appalachian and Southwest areas. The decrease includes the effect of normal production declines and wells shut-in due to workovers. Oil and natural gas liquids production of 880,000 barrels reflected a small increase of 31,000 barrels over last year.

Revenues

Average 1994 natural gas prices of $2.46 per Mcf were 7 percent higher, continuing the improvement that began in late 1993. The favorable effect on revenues of higher average gas prices was more than offset by lower gas production, leading to a decrease in gas revenues of $3.5 million compared to the first quarter of 1993.

Revenues from oil and liquids production were down $2.8 million due to sharply lower average prices for oil and liquids experienced in 1994 of $13.60 per barrel, down $3.83 per barrel from 1993.


Operating Income

Operating income for the first quarter of 1994 decreased by $7.7 million, to $12.1 million. This decrease is due to lower operating revenues of $6.3 million together with higher operating expense of $1.4 million. A higher depletion rate in effect during the first quarter of 1994 was the principal reason for the increase in operating expenses.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                            TRANSMISSION OPERATIONS

                                                                                               Three Months
                                                                                              Ended March 31
                                                                                     ----------------------------------
                                                                                        1994                     1993
                                                                                      --------                ---------
                                                                                                (millions)
NET REVENUES
   Sales revenues                                                                    $     -                  $ 300.6
   Transportation revenues                                                             236.5                    108.2
   Storage revenues                                                                     35.8                     29.2
                                                                                     --------                 --------
   Total revenues                                                                      272.3                    438.0
   Less: Associated cost of gas                                                          3.2                    217.9
                                                                                     --------                 --------

Net Revenues                                                                           269.1                    220.1
                                                                                     --------                 --------

OPERATING EXPENSES
   Operation and maintenance                                                           141.6                     90.3
   Depreciation                                                                         25.8                     24.3
   Other taxes                                                                          15.4                     17.0
                                                                                    ---------                 --------
Total Operating Expenses                                                               182.8                    131.6
                                                                                    ---------                 --------

OPERATING INCOME                                                                    $   86.3                  $  88.5
                                                                                    =========                 ========


THROUGHPUT (BCF)
Transportation
   Columbia Transmission
     Market Area                                                                       417.5                    231.0
   Columbia Gulf
     Main-line                                                                         173.4                    136.5
     Short-haul                                                                        194.1                    149.0
   Intrasegment eliminations                                                          (283.0)                  (218.6)
                                                                                     --------                 --------
   Total Transportation                                                                502.0                    297.9
                                                                                     --------                 --------
Sales                                                                                    0.1                     73.9
                                                                                     --------                 --------
Total Throughput                                                                       502.1                    371.8
                                                                                     ========                 ========

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            TRANSMISSION OPERATIONS
Rate Activity

As reported in the 1993 Form 10-K, Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf) received approvals from both the FERC and the Bankruptcy Court for a 1991 rate case settlement despite objections made by two parties. Subsequently, Columbia Transmission and Columbia Gulf have reached a settlement in principle with the two parties which will resolve all pending issues with respect to the 1991 rate case.

On April 29, 1994, Columbia Gulf filed with the FERC to change its rates to reflect the increased costs of doing business. The proposed new rates will go into effect on November 1, 1994 and, as filed, could produce additional annual revenue of approximately $23 million. Columbia Gulf traditionally transported gas for Columbia Transmission under a rate schedule which assured Columbia Gulf recovery of its operating costs, and a return on its net investment. With the implementation of Order 636, Columbia Transmission no longer requires this service and Columbia Gulf will recover its cost of service in its firm and interruptible transportation rates.

Order 636

The FERC previously affirmed that Columbia Transmission could continue its existing rate structure to recover costs associated with its gathering facilities through its gathering and other transportation rates until it files a general rate case. Management continues to evaluate the long-term plans for Columbia Transmission's gathering facilities which have a net book value of approximately $57 million at March 31, 1994. The regulatory treatment of gathering facilities is currently the subject of a generic FERC proceeding. While the ultimate outcome of issues related to realization of its investment in gathering facilities is uncertain at this time and future charges to income may be required, management believes that substantially all of these costs will be recovered through rates or sale of the facilities.

On March 31, 1994, the FERC approved orders that allow Columbia Transmission to recover from its customers certain costs related to the transition to restructured operations under Order 636. These orders permit Columbia Transmission to recover, subject to refund and certain conditions, approximately $95 million for costs associated with gas transported by upstream pipelines and $58.7 million for unrecovered gas purchase costs outstanding at
December 31, 1993.   Also, approximately $140 million of prepetition
unrecovered gas purchase costs have not been paid due to the bankruptcy filing and will be eligible for recovery only when paid.

The FERC also approved an order concerning Columbia Transmission's 1993 annual purchase gas adjustment (PGA) filing. Included in this order was a requirement that Columbia Transmission eliminate a prior period carrying charge adjustment associated with gas exchange activity. Columbia Transmission believes the FERC's decision was based on a misunderstanding and, consequently, Columbia Transmission filed a request for rehearing of this order on May 6, 1994. In management's judgment appropriate reserves have been established to reflect this FERC decision.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)



Volumes

Throughput for the first quarter of 1994 increased 130.3 Bcf over last year due primarily to a change in the timing of the recognition of market area transportation associated with storage activity as a result of the new services offered by the transmission companies after implementation of Order 636 on November 1, 1993, and colder weather. In addition, virtually all customers that previously purchased gas directly from Columbia Transmission converted their pre-Order 636 service obligations to firm transportation services, thereby offsetting the sales volume decrease from the prior period.

Columbia Gulf's main-line transportation increased 36.9 Bcf from the prior period due in large part to implementing the provisions of Order 636. The capacity previously reserved for Columbia Transmission's use to deliver volumes to LDCs and other markets, is now assigned directly to the customers. In addition, colder weather during the first quarter of 1994 increased customer requirements which also led to higher main-line transportation.

Short-haul transportation volumes are up 45.1 Bcf over 1993 as marketers and customers continue to make increased use of this service when making arrangements for delivery of lower-priced gas purchased on the spot market as well as the effect of increased gas requirements brought about by the colder weather in 1994.

Net Revenues

First quarter 1994 net revenues of $269.1 million increased $49 million over the same period last year. As a result of the elimination of the merchant function approximately $51 million of expenses previously included as a cost of gas sold are now included in operating expense. Also included in net revenues is $16.6 million associated with timing of the recovery of certain storage service transportation costs which were previously collected more evenly throughout the year. In addition, net revenues increased $12.9 million associated with prior period gas costs that Columbia Transmission is allowed to collect as a result of its 1993 cost of gas meeting certain competitive tests. Offsetting these improvements were a reduced cost of service recovery level and an increase in the prior period for the recording of a reserve reversal of $21.6 million to reflect the terms of a customer settlement.

Operating Income

Operating income for the three months ended March 31, 1994, of $86.3 million reflected a small decrease of $2.2 million. The effect of higher net revenues was mitigated by the $51 million increase in operating expenses mentioned above.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            DISTRIBUTION OPERATIONS

                                                                                               Three Months
                                                                                              Ended March 31
                                                                                     ----------------------------------
                                                                                        1994                     1993
                                                                                      --------                ---------
                                                                                                (millions)
NET REVENUES
   Sales revenues                                                                    $ 834.8                  $ 804.7
   Less:  Cost of gas sold                                                             562.7                    538.1
                                                                                     --------                 --------
   Net Sales Revenues                                                                  272.1                    266.6
                                                                                     --------                 --------

   Transportation revenues                                                              26.6                     24.1
   Less: Associated gas costs                                                            1.9                      1.9
                                                                                     --------                 --------
   Net Transportation Revenues                                                          24.7                     22.2
                                                                                     --------                 --------

Net Revenues                                                                           296.8                    288.8
                                                                                     --------                 --------

OPERATING EXPENSES
   Operation and maintenance                                                           103.6                    103.8
   Depreciation                                                                         28.3                     27.1
   Other taxes                                                                          52.5                     46.6
                                                                                     --------                 --------
Total Operating Expenses                                                               184.4                    177.5
                                                                                     --------                 --------

OPERATING INCOME                                                                     $ 112.4                  $ 111.3
                                                                                     ========                 ========


THROUGHPUT (BCF)
   Sales
      Residential                                                                       98.1                     92.5
      Commercial                                                                        42.7                     39.7
      Industrial and other                                                               4.9                      5.7
                                                                                     --------                 --------
   Total Sales                                                                         145.7                    137.9
   Transportation                                                                       62.7                     64.1
                                                                                     --------                 --------
Total Throughput                                                                       208.4                    202.0
                                                                                     ========                 ========

SOURCES OF GAS FOR THROUGHPUT (BCF)
   Sources of Gas Sold
      Spot Market*                                                                      62.1                     34.8
      Producers                                                                         20.6                     17.3
      Pipelines                                                                         (1.2)                    24.0
      Storage withdrawals (injections)                                                  73.0                     64.2
      Other                                                                             (8.8)                    (2.4)
                                                                                     --------                 --------
         Total Sources of Gas Sold                                                     145.7                    137.9
   Transportation received for delivery to customers                                    62.7                     64.1
                                                                                     --------                 --------
Total Sources                                                                          208.4                    202.0
                                                                                     ========                 ========

*Purchase contracts of less than one year

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

Market Conditions

Temperatures for the first quarter of 1994 were nearly 10 percent colder than the same period last year and 7 percent colder than normal. During this period the distribution subsidiaries (Distribution) were able to meet firm service obligations throughout its service territory and nearly all interruptible customer service needs.

Record low temperatures experienced at various times during January 1994, thoroughly tested the natural gas industry's ability to operate effectively in the new Order 636 environment. Daily sendout records were broken repeatedly over a one week period in mid-January as temperatures dropped into the minus 20s with the wind chill factor in the minus 50s. Columbus, Ohio reached its lowest temperature ever recorded of minus 22oF on Wednesday, January 19, 1994, with a wind chill of minus 53oF. Distribution delivered nearly 4 Bcf of gas that day, surpassing the previous single day delivery record of almost 3.5 Bcf set one day earlier.

Current Rate Activity

Columbia Gas of Ohio is currently involved in discussions with interested parties regarding a number of service and rate incentive issues. The ultimate outcome of these negotiations remains uncertain at this time, but the final resolution of the various issues could result in certain rate and tariff adjustments prior to year's end which could impact revenues recorded in the first quarter. However, if those adjustments materialize, they are not expected to have a material adverse impact on Columbia Gas of Ohio's results from operations for the year.

In January 1994, Distribution filed a rate case in Pennsylvania which requested a $30.8 million increase in annual revenue for recovery of increased operating expenses and a return on additional plant investments since the previous 1991 general rate case, as well as a number of regulatory reform initiatives. A final order in this proceeding is expected by October 1994, with rates effective November 1, 1994.

In Virginia, Distribution reached a settlement in its 1993 rate case. Interim rates were put into effect, subject to refund, in mid-1993. The settlement provides for an annual revenue increase of approximately $3.5 million. Commission approval is expected in the second quarter of 1994.

In February 1994, approval was received for Distribution's rate filing in Maryland for authorization to implement the second phase of a two-step increase in rates, effective

                         PART 1 - FINANCIAL INFORMATION
                Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)

                      DISTRIBUTION OPERATIONS (CONTINUED)

March 1, 1994. This provision was included in the settlement of its 1993 general rate case that was approved in October 1993. The increase of approximately $0.6 million will cover the costs of constructing, operating and maintaining a propane plant in Hagerstown, Maryland.

Volumes

Throughput for the first quarter of 208.4 Bcf was up over 6.4 Bcf from the same period last year due largely to the significantly colder weather and continued customer growth. Partially offsetting the improvement in the heat sensitive residential and commercial markets was a 0.8 Bcf and 1.4 Bcf decrease in both tariff sales and transportation volumes, respectively, for industrial customers. The reduced industrial throughput reflected the effects of increased competition from other fuels, in particular competition from lower-priced coal, which resulted in fuel switching by the power generation market.

Net Revenues

Net revenues for the first quarter of 1994 of $296.8 million, an increase of $8 million over the same period in 1993, was primarily due to increased throughput as a result of the colder weather. The nearly 10 percent colder weather represented nearly $12 million of the increase while favorable regulatory settlements provided about $3 million. Reducing net revenues nearly $8 million was the temporary suspension of Columbia Gas of Ohio's payment plan surcharge for low-income customers pending certain modifications to the plan guidelines. The suspension also reduced operating expenses by a like amount and consequently had no effect on operating income.

Operating Income

Distribution's operating income of $112.4 million for the first quarter of 1994 increased $1.1 million from last year. After adjusting for the customer low-income plan mentioned above, operating expenses increased $15 million over the same period in 1993 primarily reflecting higher labor and benefits costs, due in part to additional labor requirements caused by the unusually cold weather, as well as higher other taxes and depreciation expense. Increased taxable revenues was the principal reason for the higher other taxes while plant additions led to the increase in depreciation expense.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                            OTHER ENERGY OPERATIONS





                                                                                               Three Months
                                                                                              Ended March 31
                                                                                     ----------------------------------
                                                                                        1994                     1993
                                                                                      --------                ---------
                                                                                                (millions)
NET REVENUES
   Sales revenues                                                                    $  94.9                  $  49.6
   Less: Products purchased                                                             79.3                     38.6
                                                                                     --------                 --------
   Net Sales Revenues                                                                   15.6                     11.0
                                                                                     --------                 --------

   Other Revenues                                                                       20.5                     18.8
                                                                                     --------                 --------

Net Revenues                                                                            36.1                     29.8
                                                                                     --------                 --------

OPERATING EXPENSES
   Operation and maintenance                                                            20.8                     21.5
   Depreciation and depletion                                                            1.8                      1.5
   Other taxes                                                                           1.6                      1.4
                                                                                     --------                 --------
Total Operating Expenses                                                                24.2                     24.4
                                                                                     --------                 --------

OPERATING INCOME                                                                     $  11.9                  $   5.4
                                                                                     ========                 ========




PROPANE SALES (MILLIONS OF GALLONS)
   Retail                                                                               21.5                     17.7
   Wholesale and Other                                                                   8.4                      5.2
                                                                                     --------                 --------
Total Propane Sales                                                                     29.9                     22.9
                                                                                     ========                 ========

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      OTHER ENERGY OPERATIONS (CONTINUED)

Net Revenues

Net revenues for the first quarter of 1994 were $36.1 million, up $6.3 million over the same period last year, reflecting higher net sales revenues and other revenues of $4.6 million and $1.7 million, respectively. The increase in net sales revenues was largely due to improved results from propane operations. This improvement primarily reflected the effect of colder weather in 1994, which contributed to increased propane sales volumes of over 30 percent, and higher margins. The propane operations also benefited from the success of innovative marketing programs undertaken to promote the use of propane that led to the addition of 2,000 net new customers, an increase of 3 percent.
Increased gas marketing activity also contributed to the higher net sales revenues. Other revenues reflected an increase for services provided to affiliates by Columbia Gas System Service Corporation; however, this improvement is offset by increased expense recorded in the other segments for these services.

Operating Income

Operating income of $11.9 million, up $6.5 million over the same period last year, resulted from the $6.3 million increase in net revenues, together with $0.2 million lower operating expenses.

                          PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS

No new matters have arisen and there have been no material developments in any legal proceedings reported in Registrants Annual Report on Form 10-K for the year ended December 31, 1993, except as follows:

I.       Bankruptcy Matters

         A. Matters in the United States Bankruptcy Court for the District of Delaware

                 1. Columbia Gas Transmission Corporation v. The Columbia Gas System, Inc. and Columbia Natural Resources, Inc, C.A. No. 92-35. Trial of the Intercompany Complaint is scheduled for June 1994.

                 2. Bank of Boston, Trustee v. The Columbia Gas System, Inc. On March 24, 1994 the Bankruptcy Court denied the Corporation's motion for summary judgment. The Corporation filed a motion for leave to appeal and a notice of appeal on April 22, 1994. On May 4, 1994, First National Bank of Boston filed a Motion for Preliminary Injuction seeking an order directing the employer contributions must be paid first for debt service and filed an opposition to the Motion for Leave to Appeal. The Corporation intends to oppose the preliminary injunction and will seek to have the adversary proceeding stayed pending the appeal of the denial of the motion for summary judgment.

                 3. Motion to Fix Procedures to Establish Columbia Transmission's Liability to Third Party Beneficiary Investor Complaints. The New Jersey Supreme Court has set September 16, 1994 for additional briefing and oral argument.

II.      Regulatory Matters

         A. Take-or-Pay and Contract Reformation Costs Billed by Pipeline Suppliers

                 1. Columbia Gas Transmission Corp., FERC Dkt. No. RP91-41, appeals pending sub nom., Baltimore Gas & Electric Co. v. FER, C.A. No. 88-1779 U.S. Ct. of App., D.C. Cir.). On March 10, 1994, Columbia Transmission filed to modify and supplement its previous filings and to reinstate the refund, reallocation and certain billing mechanisms in effect prior to suspension, and to make refunds of Order Nos. 500/528 amounts held in the "Restricted Investment Account" ("RIA") for the benefit of customers. Columbia Transmission proposed to pay interest on the refunds at the rate earned by the RIA. The filing would also flow through certain liabilities which have been paid by upstream pipelines. On April 14, 1994, the FERC approved an order accepting Columbia Transmission's filing, subject to refund and the outcome of Columbia Transmission's petition to pay interest actually earned on its RIA.

                          PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS


         B.      WACOG Recovery

                 1. Columbia Gas Transmission Corp., FERC Dkt. Nos. RP93-161, and RP94-1. By letter order dated February 28, 1994, the FERC approved the unopposed settlement and directed Columbia Transmission to revise its tariff to be consistent with the settlement. The compliance filing was made on March 15, 1994.

                 2. Columbia Gas Transmission Corp., Docket Nos. RP92-215 and RP91-206. The settlement approved by the FERC at Docket Nos. RP93-161 and RP94-1 (see B.1. above) provided that, upon final approval of the settlement, Columbia Transmission would dismiss its appeals of the orders in these proceedings. Columbia Transmission has filed a Motion for Dismissal with the Court of Appeals.

III.     Other

         A. Minerals Management Service (MMS), Case No. 3:92-CV2199-T. The government has filed its brief, and Columbia Development has filed a reply brief before the Fifth Circuit Court of Appeals.

                 In the separate 1986-1990 audit matter MMS has agreed to eliminate third party and certain other sales. Efforts are being made to determine the lowest prices within the MMS-defined fields.

IV.      Environmental

         A. Columbia Gas Transmission Corp. v. Aetna Casualty & Surety Co., et al., C.A. No. 94-C-454 (Kanawha (W.Va) Cir. Ct. filed March 14, 1994). Columbia Transmission filed a complaint in West Virginia State Court seeking coverage from various insurers under various insurance policies for environmental cleanup costs.

         B.      In the Matter of Columbia Gas Transmission Corp., (Region
                 III). Columbia Transmission was subpoenaed to supply information under the authority of the Toxic Substance Control Act, the Resource Conservation Recovery Act and the Comprehensive Environmental Response Compensation and Liability Act of 1980. Documents were accumulated and delivered in June and July, and conferences with personnel of the Environmental Protection Agency Region III have been held. Columbia Transmission is negotiating with the Environmental Protection Agency Region III towards a possible Administrative Order on Consent approving prior remediation activity and prospective remediation plans developed by Columbia Transmission. TSCA fines or penalties may also be assessed.

                          PART II - OTHER INFORMATION


  Item 2.      Changes in Securities

               None.

  Item 3.      Defaults Upon Senior Securities

               As of March 31, 1994, there was $1,349.8 million of the Corporation's senior securities in default as a result of the Chapter 11 filing. In addition, at the end of the 1994 first quarter $488.9 million of short-term indebtedness was also in default for nonpayment.

  Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of The Columbia Gas System, Inc. was held on April 28, 1994. Stockholders of record at the close of business on February 28, 1994, were entitled to notice of, and to vote at, the meeting. On the record date, the Corporation had outstanding 50,559,225 shares of common stock, each of which was entitled to one vote at the meeting. The election of six directors, each to serve a term of three years, and the election of Arthur Andersen & Co., as independent public accountants, were voted upon and approved by the requisite number of shares present in person or by proxy at the meeting.

    The following is a summary of the results of that meeting:

1.  Election of Directors

Name of Director                                    Votes For               Votes Withheld
- - ----------------                                    ---------               --------------
Wilson K. Cadman                                   39,438,378                 1,531,845
John H. Croom                                      39,189,787                 1,781,722
James P. Heffernan                                 39,425,159                 1,545,647
W. Frederick Laird                                 39,133,115                 1,838,399
Ernesta G. Procope                                 39,443,308                 1,528,547
James R. Thomas, II                                39,468,649                 1,502,577

2.  Election of Arthur Andersen & Co. as independent public accountants:

                             Votes For                        Votes Against                        Abstain
                             ---------                        -------------                        -------
                              39,902,954                      690,543                              377,858

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits


               (11) Statement re Computation of Per Share Earnings, a copy of which is attached hereto as PART II, EXHIBIT 11, pursuant to Regulation 229.601(b)(11).


               (12) Statements of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, a copy of which is attached hereto as
               PART II, EXHIBIT 12, pursuant to Regulation 229.601(b)(12).

         b.    Reports on Form 8-K


               The following reports on Form 8-K were not previously reported.

                                                  Financial
                    Item                         Statements
                  Reported                        Included                     Date Filed
                  --------                       ----------                  --------------
                      5                              No                      April 20, 1994
                      5                              No                      April 28, 1994

                                   SIGNATURE





            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      The Columbia Gas System, Inc.
                                   -----------------------------------
                                              (Registrant)





Date:  May 13, 1994             By:       /s/ Richard E. Lowe
                                   --------------------------------------------
                                         R. E. Lowe
                                         Vice President, Controller and
                                         Chief Accounting Officer