Form 10-Q
period 1994-06-30
COLUMBIA GAS SYSTEM INC
filed 1994-08-11
CIK 22099

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   X             OF THE SECURITIES EXCHANGE ACT OF 1934
 -----
                  For the Quarterly period ended June 30, 1994
                                                 -------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Transition period from ------ to ------

                         Commission file number 1-1098
                                                ------

                        THE COLUMBIA GAS SYSTEM, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                      Delaware                         13-1594808
             --------------------------------------------------------
              (State or other jurisdiction of     (I.R.S. Employer
             incorporation of organization)      Identification No.)


             20 Montchanin Road, Wilmington, Delaware          19807
           ----------------------------------------------------------
           (Address of principal executive office)         (Zip Code)


       Registrant's telephone number, including area code (302) 429-5000
                                                          --------------

              ON JULY 31, 1991, THE COLUMBIA GAS SYSTEM, INC. AND ITS WHOLLY-OWNED SUBSIDIARY, COLUMBIA GAS TRANSMISSION CORPORATION, FILED SEPARATE PETITIONS SEEKING PROTECTION UNDER CHAPTER 11 OF THE FEDERAL BANKRUPTCY CODE.


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes   X      No
                                               ------      ------

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $10 Par Value: 50,559,225 shares outstanding at June 30, 1994.

                 THE COLUMBIA GAS SYSTEM, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED JUNE 30, 1994

                               TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I   FINANCIAL INFORMATION
- - ------   ---------------------

Item 1   Financial Statements

         Statements of Consolidated Income                                            1

         Condensed Consolidated Balance Sheets                                        2

         Consolidated Statements of Cash Flows                                        3

         Consolidated Statements of Common Stock Equity                               4

         Notes                                                                        5


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                               16


PART II  OTHER INFORMATION
- - -------  -----------------

Item 1   Legal Proceedings                                                           44

Item 2   Changes in Securities                                                       47

Item 3   Defaults Upon Senior Securities                                             47

Item 4   Submission of Matters to a Vote of Security Holders                         47

Item 5   Other Information                                                           47

Item 6   Exhibits and Reports on Form 8-K                                            47

         Signature                                                                   48

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
The Columbia Gas System, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                  Three Months                         Six Months
                                                                 Ended June 30,                       Ended June 30,
                                                              -------------------                  -------------------
                                                               1994         1993                   1994          1993
                                                              ------       ------                 ------        ------
                                                                                      (millions)
OPERATING REVENUES
  Gas sales                                                 $  359.0    $  440.6                $ 1,265.6  $ 1,491.2
  Transportation                                               114.3       100.9                    299.9      210.9
  Other                                                         47.2        51.4                    112.4      113.4
                                                           ----------  ----------                ---------  ---------
Total Operating Revenues                                       520.5       592.9                  1,677.9    1,815.5
                                                           ----------  ----------                ---------  ---------

OPERATING EXPENSES
  Products purchased                                           137.7       223.9                    659.5      866.4
  Operation                                                    209.2       181.7                    451.5      375.4
  Maintenance                                                   30.5        27.5                     55.8       52.5
  Depreciation and depletion                                    59.8        53.8                    134.6      124.1
  Other taxes                                                   46.2        47.0                    118.7      115.0
  Writedown of investment in Columbia LNG Corporation              -        57.5                        -       57.5
                                                           ----------  ----------                ---------  ---------
  Total Operating Expenses                                     483.4       591.4                  1,420.1    1,590.9
                                                           ----------  ----------                ---------  ---------

OPERATING INCOME                                                37.1         1.5                    257.8      224.6
                                                           ----------  ----------                ---------  ---------

OTHER INCOME (DEDUCTIONS)
  Interest income and other, net                                38.0         7.9                     26.1       10.8
  Interest expense and related charges*                         (6.6)       (9.9)                    10.2      (14.9)
  Reorganization items, net                                      8.3         1.7                     12.3        2.6
                                                           ----------  ----------                ---------  ---------
Total Other Income (Deductions)                                 39.7        (0.3)                    48.6       (1.5)
                                                           ----------  ----------                ---------  ---------

INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       76.8         1.2                    306.4      223.1
Income Taxes                                                    29.0         3.8                    118.4       85.9
                                                           ----------  ----------               ----------  ---------
INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                                  47.8        (2.6)                   188.0      137.2
    Cumulative effect of change in
     accounting for postemployment benefits                        -           -                     (5.6)         -
                                                           ----------  ----------               ----------  ---------

NET INCOME (LOSS)                                          $    47.8   $    (2.6)               $   182.4   $  137.2
                                                           ==========  ==========               ==========  =========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
   (based on average shares outstanding)
   Before accounting change                                $    0.95   $   (0.06)               $    3.72   $   2.71
   Change in accounting for postemployment benefits                -           -                    (0.11)         -
                                                           ----------  ----------               ----------  ---------

EARNINGS (LOSS) ON COMMON STOCK                            $    0.95   $   (0.06)               $    3.61   $   2.71
                                                           ==========  ==========               ==========  =========

AVERAGE COMMON SHARES OUTSTANDING (thousands)                 50,559      50,559                   50,559     50,559

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.
*Due to the bankruptcy filings, interest expense of approximately $58 million and $55 million has not been recorded for the three months ended June 30, 1994 and 1993, respectively, and approximately $113 million has not been recorded for both six-month periods ended June 30, 1994, and 1993.


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

                                                                                                   As of
                                                                                  ------------------------------------------
                                                                                       June 30, 1994       December 31, 1993
                                                                                  -------------------      -----------------
                                                                                       (unaudited)
ASSETS                                                                                            (millions)
PROPERTY, PLANT AND EQUIPMENT
  Gas utility and other plant, at original cost                                       $ 6,425.1              $ 6,329.8
  Accumulated depreciation and depletion                                               (3,123.5)              (3,048.4)
                                                                                      ----------             ----------
  Net Gas Utility and Other Plant                                                       3,301.6                3,281.4
                                                                                      ----------             ----------
  Oil and gas producing properties, full cost method                                    1,229.8                1,208.7
  Accumulated depletion                                                                  (625.7)                (600.0)
                                                                                      ----------             ----------
  Net Oil and Gas Producing Properties                                                    604.1                  608.7
                                                                                      ----------             ----------
Net Property, Plant and Equipment                                                       3,905.7                3,890.1
                                                                                      ----------             ----------

INVESTMENTS AND OTHER ASSETS                                                              331.4                  325.2
                                                                                      ----------             ----------

CURRENT ASSETS
  Cash and temporary cash investments                                                   1,693.7                1,340.4
  Accounts receivable, net                                                                513.6                  721.4
  Inventories                                                                             201.4                  237.9
  Prepayments                                                                              93.9                  124.6
  Other                                                                                    17.3                   63.0
                                                                                      ----------             ----------
Total Current Assets                                                                    2,519.9                2,487.3
                                                                                      ----------             ----------
DEFERRED CHARGES                                                                          281.6                  255.3
                                                                                      ----------             ----------
TOTAL ASSETS                                                                          $ 7,038.6              $ 6,957.9
                                                                                      ==========             ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity                                                                 $ 1,409.7              $ 1,227.3
  Long-term debt                                                                            4.5                    4.8
                                                                                      ----------             ----------
Total Capitalization                                                                    1,414.2                1,232.1
                                                                                      ----------             ----------
CURRENT LIABILITIES
  Accounts and drafts payable                                                             161.1                  184.4
  Accrued taxes                                                                           120.5                  129.5
  Estimated rate refunds                                                                  161.7                  277.8
  Estimated supplier obligations                                                          129.2                  146.3
  Transportation and exchange gas payable                                                  55.2                   66.8
  Other*                                                                                  301.0                  289.0
                                                                                      ----------             ----------
Total Current Liabilities                                                                 928.7                1,093.8
                                                                                      ----------             ----------
LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS                                           3,913.3                3,927.8
                                                                                      ----------             ----------
OTHER LIABILITIES AND DEFERRED CREDITS
  Income taxes, noncurrent                                                                314.9                  253.8
  Postretirement benefits other than pensions                                             234.6                  230.0
  Other                                                                                   232.9                  220.4
                                                                                      ----------             ----------
Total Other Liabilities and Deferred Credits                                              782.4                  704.2
                                                                                      ----------             ----------
TOTAL CAPITALIZATION AND LIABILITIES                                                  $ 7,038.6              $ 6,957.9
                                                                                      ==========             ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.
*Due to the bankruptcy filings, accrued interest of approximately $636 million and $523 million has not been recorded as of June 30, 1994 and December 31, 1993, respectively.

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

                                                                                                            Six Months
                                                                                                          Ended June 30
                                                                                                    --------------------------
                                                                                                       1994              1993
                                                                                                    ---------         ---------
                                                                                                              (millions)
OPERATIONS
  Cash received from customers                                                                    $ 1,769.7         $ 1,924.8
  Other operating cash receipts                                                                       103.3             123.6
  Cash paid to suppliers                                                                             (613.2)           (728.7)
  Interest paid                                                                                        (0.2)             (0.4)
  Income taxes paid                                                                                   (23.5)            (76.7)
  Other tax payments                                                                                 (130.3)           (122.3)
  Cash paid to employees and for other employee benefits                                             (277.1)           (271.5)
  Other operating cash payments                                                                      (304.7)           (205.6)
  Reorganization items, net                                                                             6.2               3.2
                                                                                                  ----------       -----------
Net Cash From Operations                                                                              530.2             646.4
                                                                                                  ----------        ----------
INVESTMENT ACTIVITIES
  Capital expenditures*                                                                              (165.6)           (132.6)
  Other investments - net                                                                              (0.1)              2.1
                                                                                                  ----------        ----------
Net Investment Activities                                                                            (165.7)           (130.5)
                                                                                                  ----------        ----------
FINANCING ACTIVITIES
  Retirement of long-term debt                                                                         (0.5)             (0.5)
  Increase (decrease) in other financing activities                                                   (10.7)              5.9
                                                                                                 -----------        ----------
Net Financing Activities                                                                              (11.2)              5.4
                                                                                                 -----------        ----------
INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                                       353.3             521.3
Cash and Temporary Cash Investments at Beginning of Year                                            1,340.4             820.6
                                                                                                  ----------        ----------
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30**                                                  $ 1,693.7         $ 1,341.9
                                                                                                  ==========        ==========

NET INCOME RECONCILIATION
  Net Income                                                                                      $   182.4        $    137.2
  Items Not Requiring (Providing) Cash from Operations
     Depreciation and depletion                                                                       134.6             124.1
     Deferred income taxes                                                                             67.3               7.1
     Amortization of prepayments for producer contract modifications                                      -              11.4
     Change in accounting for postemployment benefits                                                   5.6                 -
     Other - net                                                                                      (32.4)             62.9
  Net Change in Working Capital
     Accounts receivable, net                                                                         181.0             181.0
     Inventories                                                                                       36.5             119.7
     Accounts and drafts payable                                                                      (12.6)            (70.8)
     Estimated rate refunds                                                                          (121.7)             23.5
     Other working capital items                                                                       89.5              50.3
                                                                                                  ----------        ----------
NET CASH FROM OPERATIONS                                                                          $   530.2         $   646.4
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

Reference is made to the accompanying Notes and Management's Discussion and Analysis for information related to the Chapter 11 bankruptcy filings made by The Columbia as System, Inc. and Columbia Gas Transmission Corporation (a wholly-owned subsidiary) on July 31, 1991.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY



                                                                                            As of
                                                                             -------------------------------------
                                                                                June 30,           December 31,
                                                                                  1994                 1993
                                                                             -----------------    ----------------
                                                                               (unaudited)
                                                                                         (millions)
COMMON STOCK EQUITY

 Common stock, $10 par value, authorized
  100,000,000 shares, outstanding 50,559,225
  shares                                                                    $   505.6              $   505.6

  Additional paid in capital                                                    601.8                  601.8

  Retained earnings                                                             372.3                  189.9

  Unearned employee compensation                                                (70.0)                 (70.0)
                                                                            ----------             ----------

TOTAL COMMON STOCK EQUITY                                                   $ 1,409.7              $ 1,227.3
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

         The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1993 Annual Report on Form 10-K and the 1994 First Quarter Form 10-Q. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 presentation.


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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

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

         Implementation of reorganization plans for Columbia Transmission and the Corporation, and the levels and timing of distributions to their creditors, are subject to a number of risk factors which could materially impact their outcome. Both companies anticipate emerging from bankruptcy at the same time. The provisions of the reorganization plans of either Columbia Transmission or the Corporation that are ultimately implemented could be materially different from the initial plan filed by Columbia Transmission.

                  Prepetition Obligations of Debtor Companies

         The accompanying consolidated balance sheet as of June 30, 1994, includes approximately $3.9 billion of liabilities subject to the Chapter 11 proceedings of the Corporation and Columbia Transmission as follows:


($ in millions)
- - ---------------------------------------------------------------------
Corporation
  Total payable (primarily debt obligations)                  2,382.2
  Less:  payable to affiliates                                    4.9
                                                             --------
  Payable to nonaffiliates                                    2,377.3
                                                             --------
Columbia Transmission
  Total payable                                               3,702.8
  Less: payable to affiliates                                 2,166.8
                                                             --------
  Payable to nonaffiliates                                    1,536.0
- - ---------------------------------------------------------------------
Liabilities Subject to Chapter 11 Proceedings                 3,913.3
- - ---------------------------------------------------------------------

     Columbia Transmission's prepetition obligations include secured and unsecured debt payable to the Corporation, estimated supplier obligations, estimated rate refunds, accrued taxes and other trade payables and liabilities. Prepetition obligations of the Corporation primarily represent debentures, bank loans and commercial paper outstanding on the filing date together with accrued interest to that date. A substantial

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

     amount of Columbia Transmission's liabilities subject to Chapter 11 proceedings relate to amounts owed to the Corporation. Columbia Transmission's borrowings have been funded by the Corporation on a secured basis since June 1985 and are secured by mortgages and a cash collateral order approved by the Bankruptcy Court. On the petition date, the principal amount of the First Mortgage Bonds outstanding was $930.4
     million.    A secured inventory financing agreement of $410 million was also outstanding on the petition date. Prepetition and postpetition interest on secured debt owed by Columbia Transmission to the Corporation was $414.5 million at June 30, 1994. In addition to these secured claims, the Corporation has an unsecured claim against Columbia Transmission of $351 million in installment notes issued prior to 1985 and accrued interest to the petition date.

                             Intercompany Complaint

     On March 19, 1992, the Columbia Transmission Creditors' Committee filed a complaint (Intercompany Complaint) with the Bankruptcy Court alleging that the $1.7 billion of Columbia Transmission's secured and unsecured debt securities held by the Corporation should be recharacterized as capital contributions (rather than loans) and equitably subordinated to the claims of Columbia Transmission's other creditors. The Intercompany Complaint also challenges interest and dividend payments made by Columbia Transmission to the Corporation of approximately $500 million for the period from 1988 to the petition date and the 1990 property transfer from Columbia Transmission to Columbia Natural Resources, Inc. (CNR) as an alleged "fraudulent transfer". Based on the SEC standardized measurement procedures, CNR's properties had a reserve value of approximately $387 million as of December 31, 1993, a significant portion of which is attributable to the transfer from Columbia Transmission. At the request of the Bankruptcy Court, the trial proceedings for the Intercompany Complaint have been transferred to the U. S. District Court for the District of Delaware (the District Court). The District Court has scheduled a trial on the Intercompany Complaint to begin in September 1994. Pretrial discovery, including deposition of expert witnesses, has been substantially completed. Management believes that the Intercompany Complaint is without merit; however, the ultimate outcome of these issues is uncertain at this stage of the proceedings. As previously noted under "Columbia Transmission's Proposed Plan of Reorganization," discussions with the Columbia Transmission Creditors' Committee with respect to the value of the estate and the matters raised in the Intercompany Complaint have not been successful. Since the standing and value of the Corporation's debt investment in Columbia Transmission are crucial to the determination of the value of the Corporation's estate, the Corporation's reorganization could be affected by the ultimate outcome of the Intercompany Complaint.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

                       Producer Claims Estimation Process

     Columbia Transmission has recorded liabilities of approximately $1.2 billion to reflect the estimated effects of its above- market producer contracts and estimated supplier obligations associated with pricing disputes and take-or-pay obligations for historical periods. With Bankruptcy Court approval, Columbia Transmission rejected more than 4,800 above-market gas purchase contracts with producers. In 1992 the Bankruptcy Court approved the appointment of a claims mediator to implement a claims estimation procedure related to the rejected above-market producer contracts and other producer claims. The claims mediator has indicated that he will be in a position to issue recommended determinations regarding certain common or generic producer claim issues in September 1994. Those recommended determinations are expected to provide the basis for a recalculation of producer contract rejection claims. In Columbia Transmission's judgment, the position taken by all producers before the claims mediator and the evidence presented demonstrate that the total level of allowable contract rejection claims, generically determined, will not exceed 1/10th of the $13 billion asserted in the claims as filed and is likely to be between $600 million and $950 million. In July 1994, the claims mediator concluded the estimation hearing for purposes of taking evidence in regard to Columbia Transmission's generic defenses. The acceptance of certain positions advanced by Columbia Transmission in these proceedings, including Columbia Transmission's defenses, could decrease this range of possible aggregate outcomes. Resolution of the contract-specific issues not yet presented could increase or decrease individual claims materially but should not significantly alter the range of possible aggregate outcomes.

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



                             Accounting for Claims

     The resolution of bankruptcy related issues, including the recent decision of the U. S. Court of Appeals for the District of Columbia Circuit regarding potential customer refunds (see page 11 for more information), can significantly influence future reported financial results. Accounting standards require that as claim amounts are allowed by the Bankruptcy Court, the full amount of the allowed claim must be recorded. This could result in liabilities being recorded which bear little relationship to the amounts ultimately required to be paid in settlements of those claims and could conceivably exceed the Corporation's total investment in Columbia Transmission. Any such distortion would not be corrected until final plans of reorganization are approved for the Corporation and Columbia Transmission.

                           Security Holder Litigation

     After the announcement on June 19, 1991, regarding the Corporation's probable charge to second quarter earnings and the suspension of its dividend, 17 complaints including purported class actions were filed against the Corporation and its directors and certain officers of the debtor companies in the District Court. The actions, which generally allege violations of certain anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, have been consolidated. In addition, three derivative actions were filed in the Court of Chancery in and for New Castle County (Delaware) alleging that the Corporation's directors at that time breached their fiduciary duties. These suits have been stayed by either the Bankruptcy Court filing or by stipulation of the
     parties.   While the Corporation and its officers and directors believe that they have meritorious defenses to these actions, the outcome is uncertain at this time.

                           Customer Recoupment Rights

     As detailed in the 1993 Annual Report on Form 10-K, the U.S. Court of Appeals for the Third Circuit (Third Circuit) issued a decision in July 1993, overturning most of a U.S. District Court ruling and affirming an earlier Bankruptcy Court decision. The Third Circuit ruled that refunds Columbia Transmission received from upstream pipelines, as well as the Gas Research Institute (GRI) surcharge payments it collected from customers postpetition, are held in trust, by Columbia Transmission, for those customers and the GRI and are not part of Columbia Transmission's estate. The U.S. Supreme Court subsequently denied petitions for review of the Third Circuit decision.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

     During the third and fourth quarters of 1993, various customers of Columbia Transmission filed motions with the Bankruptcy Court seeking authority to exercise alleged recoupment and setoff rights, whereby they would be permitted to reduce amounts owed to Columbia Transmission for current services against refunds owed to the customers by Columbia Transmission, including amounts which were not otherwise payable in full under the July 1993 Third Circuit decision, all customer refunds under the 1990 rate case settlement, and miscellaneous refunds not otherwise payable in full to them. Customers are alleging that they have recoupment and setoff rights which are disputed by Columbia Transmission. Columbia Transmission estimates these claims to be approximately $216 million; however, the amount is subject to change as customers quantify their filed claims.

     On October 20, 1993, the Bankruptcy Court approved an interim settlement under which customers continued to pay Columbia Transmission for services authorized by the Federal Energy Regulatory Commission (the FERC) at approved rates, and Columbia Transmission has agreed to grant these customers a priority claim to the extent the Bankruptcy Court finds them entitled to recoupment rights. In January 1994, the Bankruptcy Court issued a procedural order whereby other customers were permitted to file
     recoupment and setoff motions by February 18, 1994.   Currently this
     matter is in the supplemental briefing process with respect to addressing the impact, if any, of the recent Baltimore Gas and Electric Co. vs. FERC decision (described below) on these recoupment issues.

                                Customer Refunds

     Total customer claims in Columbia Transmission's bankruptcy proceedings relating to, or arising from, Columbia Transmission's contracts with its customers for sales, transportation, gas storage and similar services and other miscellaneous claims represent about 450 claims for a total of approximately $540 million as filed, plus a potentially substantial sum filed in undetermined amounts. The claims filed in undetermined amounts, which potentially could be significant, still remain to be resolved. Columbia Transmission believes it has resolved a portion of these customer claims due to the payment of certain refunds pursuant to the Third Circuit decision. On April 21, 1994, Columbia Transmission issued refunds of approximately $139 million to its customers. The majority of these refunds are for overpayments Columbia Transmission and its customers previously made to upstream suppliers under FERC Order Nos. 500 and 528 (Order 500/528). Other refund issues underlying customer claims include prepetition revenues collected subject to refund in general rate filings, purchased gas adjustment filings, and matters subject to court appeals.

     A significant portion of the customer claims is attributable to the Baltimore Gas and Electric Co. vs. FERC litigation, in which various Columbia Transmission customers and others have challenged Columbia Transmission's right to recover Order 500/528 direct charges that were billed to Columbia Transmission by former upstream pipeline suppliers. Customers have filed claims of approximately $229 million regarding this issue. A portion of these claims relate to overcharges by Columbia Transmission's

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


     suppliers which were refunded to its customers in April 1994. The amount of these filed claims is subject to change as claims filed in undetermined amounts are quantified. On June 24, 1994, the U. S. Court of Appeals for the District of Columbia Circuit issued its decision in this case, reversing and remanding earlier FERC rulings that permitted Columbia Transmission to pass through to its customers all Order 500/528 charges incurred from Columbia Transmission's former pipeline suppliers which Columbia Transmission estimates to be approximately $125 million (principal). The court ruled that Columbia Transmission's 1985 Purchased Gas Adjustment Settlement bars the recovery of some portion of such costs and ordered FERC to investigate the pipeline charges in question and to disallow the recovery of amounts attributable to Columbia Transmission's gas purchasing practices prior to April 1, 1987. Management believes that the portion of the pipeline supplier charges which may be disallowed can only be determined by the extensive inquiry that the court ordered FERC to conduct. Management has commenced settlement discussions with customers on this issue as well as other significant rate issues primarily related to Order 636 transition costs. Interest on the $125 million would be approximately $40 million through the date that Columbia Transmission filed for bankruptcy protection under Chapter 11. The accompanying financial statements do not reflect any reserves for this matter as it is not possible at this time to determine with any reliability the amount of Columbia Transmission's refund obligation. Management believes that any amounts ultimately determined to be due the customers upon conclusion of the required FERC proceedings are prepetition unsecured claims in the bankruptcy proceedings and, therefore, are not entitled to payment of postpetition interest. However, any amounts so determined would have to be recorded and current period income would be reduced accordingly.

                         Internal Revenue Service Claim

     As reported in the 1993 Annual Report on Form 10-K, a settlement was negotiated with Internal Revenue Service (IRS) representatives on all of the issues included in the duplicate claims of $553.7 million which the IRS had filed against both debtor companies and the consolidated Columbia Gas System for tax deficiencies, interest and penalties for the years 1983-1990. The settlement was approved by the Joint Committee on Taxation of the U. S. Congress on June 30, 1994. The settlement reduced the original claim to $112 million. The final cost of the settlement is expected to be about $46 million after taking into consideration certain tax deductions that become available in subsequent years. The after-tax impact of the settlement has been previously recorded. The settlement now requires Bankruptcy Court approval.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


                 Financial Information for the Debtor Companies

     Below is condensed financial information for the Corporation and Columbia Transmission as of, and for the six month period ended June 30, 1994. The prior periods are consistent with the presentation of 1993 information in the consolidated financial statements contained herewith:

                                                 Corporation                        Columbia Transmission
                                            ---------------------                   ---------------------
                                                    As of                                   As of
                                    -------------------------------------    -----------------------------------
                                          June 30,         December 31,          June 30,        December 31,
         ($ in millions)                    1994               1993                1994              1993
         -------------------------------------------------------------------------------------------------------
          Current assets
           Cash and temporary
            cash investments              301.3               128.7             1,269.7           1,209.2
           Other                          127.6               168.7               362.7             461.8
           Total current assets           428.9               297.4             1,632.4           1,671.0
         Current liabilities              (20.6)              (19.2)             (472.8)           (629.6)
         -------------------------------------------------------------------------------------------------------
         Working capital                  408.3               278.2             1,159.6           1,041.4
         Noncurrent assets              3,572.3             3,476.4             2,261.1           2,269.4
         Estimated liabilities
           subject to Chapter
           11 proceedings              (2,382.2)           (2,382.2)           (3,702.8)         (3,649.4)
         Noncurrent liabilities          (188.7)             (145.1)             (179.5)           (178.6)
         -------------------------------------------------------------------------------------------------------
         NET EQUITY                     1,409.7             1,227.3              (461.6)           (517.2)
         =======================================================================================================

                                                  Six Months                             Six Months
                                               Ended June 30,                          Ended June 30,
                                        ------------------------------           -------------------------
         ($ in millions)                    1994               1993                1994              1993
         -------------------------------------------------------------------------------------------------------
         Operating revenues                   -                   -               369.0             723.4
         Operating expenses                 3.9                 3.9               255.4             593.9
         -------------------------------------------------------------------------------------------------------
         Operating income (loss)           (3.9)               (3.9)              113.6             129.5
         Other income (deductions)        230.0               172.7               (23.5)            (70.3)
         Income taxes                      43.7                31.6                31.4              26.7
         Change in accounting                 -                   -                (3.1)                -
         -------------------------------------------------------------------------------------------------------

         NET INCOME                       182.4               137.2                55.6              32.5
         =======================================================================================================

         NET CASH FROM OPERATIONS          29.1                31.5               101.3             206.9
         =======================================================================================================

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


4.       Cove Point LNG Facility

         As previously reported, a partnership between Columbia LNG Corporation (Columbia LNG) and a wholly-owned subsidiary of Potomac Electric Power Company was formed in October 1993. The partnership is pursuing a business plan to offer a peaking service and to reactivate the Cove Point Terminal. On November 3, 1993, the partnership filed an application with FERC to acquire all of the existing plant and pipeline facilities owned by Columbia LNG, for authorization to recommission the plant and construct liquefaction facilities and to charge customers based upon negotiated market rates for the services.

         On July 27, 1994, FERC issued a preliminary determination concerning the above application. FERC determined that the proposed peaking operation is in the public interest; however, the proposal to charge negotiated market rates for the service was not approved as submitted. FERC has allowed the partnership to file additional information on market rates or alternative proposals.

         The order is being analyzed and the partnership expects to develop and file additional information or other proposals.

         The recovery of the Corporation's remaining investment in Columbia LNG of $11.7 million will be dependent upon successful implementation of the partnership and related business plan.

5.       Accounting Change for Postemployment Benefits

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


         The adoption of this statement resulted in an accrual of $14.4 million of which $5.6 million was deferred by certain of the distribution subsidiaries as a regulatory asset pending rate recovery authorization from their respective state commissions. The after-tax effect of the remainder reduced net income by $5.6 million.


6.       Leveraged Employee Stock Ownership Plan (LESOP)

         On March 2, 1993, the Trustee for the Indenture, under which debentures were issued by the Employees Thrift Plan of Columbia Gas System (Thrift Plan), filed a complaint against the Corporation in the Bankruptcy Court. The Trustee alleges that matching payments made by the Corporation to the Thrift Plan should have been instead allocated to pay debt service on the outstanding debentures instead of credited to the employees' accounts.

         On March 24, 1994, the Bankruptcy Court denied the Corporation's motion for summary judgment and on April 22, 1994, the Corporation filed a motion for leave to appeal the ruling of the Bankruptcy Court which was granted May 18, 1994. On May 4, 1994, the Trustee for the Indenture filed a motion for a preliminary injunction which was denied by the U.S. District Court for the District of Delaware on May 27, 1994. If the Corporation's appeal is denied, the matter will proceed to trial. The Corporation believes that it has meritorious defenses to the Indenture Trustee's claims and that the nonpayment of LESOP debt will not affect the participants' benefits under the plan.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        STATUS OF BANKRUPTCY PROCEEDINGS

A summary of events relating to the bankruptcy proceedings that have occurred subsequent to the information reported in the 1994 First Quarter Form 10-Q is as follows.

Court Ruling Regarding Claims Made by Certain Customers and others

A significant portion of the $540 million of filed customer claims is attributable to the Baltimore Gas and Electric Co. vs. FERC litigation, in which various Columbia Transmission customers and others have challenged Columbia Transmission's right to recover the Federal Energy Regulatory Commission (the FERC) Order Nos. 500/528 (Order 500/528) direct charges that were billed to Columbia Transmission by former upstream pipeline suppliers. Customers have filed claims of approximately $229 million regarding this issue. A portion of these claims relate to overcharges by Columbia Transmission's suppliers which were refunded to its customers in April 1994. The amount of these filed claims is subject to change as claims filed in undetermined amounts are quantified. On June 24, 1994, the U. S. Court of Appeals for the District of Columbia Circuit issued its decision in this case, reversing and remanding earlier FERC rulings that permitted Columbia Transmission to pass through to its customers all Order 500/528 charges from Columbia Transmission's former pipeline suppliers which Columbia Transmission estimates to be approximately $125 million (principal). The court ruled that a 1985 settlement of Columbia Transmission bars the recovery of some portion of such costs and ordered FERC to investigate the pipeline charges in question and to disallow the recovery of amounts attributable to Columbia Transmission's gas purchasing practices prior to April 1, 1987. Management believes that the portion of the pipeline supplier charges which may be disallowed can only be determined by the extensive inquiry that the court ordered FERC to conduct. Management has commenced settlement discussions with customers on this issue as well as other significant rate issues primarily related to Order 636 transition costs. Interest on the $125 million would be approximately $40 million through the date that Columbia Transmission filed for bankruptcy protection under Chapter
11. Management believes that any amounts ultimately determined to be due to the customers upon conclusion of the required FERC proceedings are prepetition unsecured claims in the bankruptcy proceedings and, therefore, the customers would not be entitled to payment of postpetition interest.

Intercompany Complaint

On May 25, 1994, the U. S. District Court for the District of Delaware accepted the transfer of proceedings relating to the Intercompany Complaint from the Bankruptcy Court that have been filed by Columbia Transmission Creditors' Committee. (See Note 2, page 8 for a discussion of the Intercompany Complaint.) The U. S. District Court has scheduled the trial to begin on September 12, 1994.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Interest on Restricted Investment Accounts

On February 18, 1994, Columbia Transmission filed a petition with FERC seeking a declaration that Columbia Transmission's interest expense obligation with respect to restricted investment account (RIA) funds be limited to the interest income actually earned rather than the higher interest rate prescribed by FERC. Following a review of protests made by numerous customer groups FERC determined that Columbia Transmission must disburse the RIA funds (1) with interest actually earned on the RIA funds while in the RIA account which was established in March 1993, and (2) with interest at FERC prescribed rate for the period of time before the RIA was created on any RIA funds Columbia Transmission had in its possession before being deposited into the RIA. In the second quarter of 1994 Columbia Transmission recorded additional interest expense of $0.9 million for this issue. In July 1994 Columbia Transmission's customers filed a request for rehearing of this order with FERC.


Data Room for Columbia Transmission Information

As previously reported, the Bankruptcy Court approved procedures on March 15, 1994, for the establishment of a data room to make business information available to third parties that may have an interest in acquiring Columbia Transmission. The procedures provided that the data room be established in Charleston, West Virginia, by April 8, 1994, and be available through June 20, 1994. Following a review by Columbia Transmission's financial advisors of the six applications received, only four companies were determined to have complied fully with and were accepted under the Bankruptcy Court approved review procedure. All four companies have completed their review of the data room and inspection of certain Columbia Transmission's facilities.

Internal Revenue Service Issues

The settlement with the IRS that resolves all of the issues included in the $553.7 million IRS claim for the years 1983-1990 has been approved by the U.S. Joint Congressional Committee on Taxation (see Note 2, Page 12 for additional information).

In April of this year, the Corporation requested the IRS to initiate an expedited audit of its 1991-1992 federal tax returns in order to bring those years under the administration of the Bankruptcy Court. There have been no Notices of Proposed Adjustments to the returns received to date. Management believes that its positions on all tax issues are appropriate and supportable.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                     GAS SALES AND TRANSPORTATION REVENUES

                                                                  Three Months                          Six Months
                                                                 Ended June 30,                       Ended June 30,
                                                           -----------------------                 -------------------
                                                            1994              1993                 1994           1993
                                                           ------           -------                -----          -----
                                                                                    (millions)
     Residential                                         $  182.6         $  181.4              $  758.9     $  740.4
     Commercial                                              65.3             69.9                 299.4        291.7
     Industrial                                              43.3             25.1                 107.0         61.9
     Wholesale                                               62.3            150.5                  88.7        367.0
     Other                                                    5.5             13.7                  11.6         30.2
     Transportation                                         114.3            100.9                 299.9        210.9
                                                         ---------        ---------             ---------    ---------

       TOTAL                                             $  473.3         $  541.5              $1,565.5     $1,702.1
                                                         =========        =========             =========    =========





                       OPERATING INCOME (LOSS) BY SEGMENT


                                                                  Three Months                          Six Months
                                                                 Ended June 30,                       Ended June 30,
                                                             ----------------------                --------------------
                                                             1994             1993                 1994           1993
                                                            ------          -------                -----          -----
                                                                                    (millions)
     Oil and Gas                                         $   11.1      $    11.4                $   23.2   $     31.2

     Transmission                                            40.9           (6.9)*                 127.2         81.6*

     Distribution                                           (13.5)          (0.3)                   98.9        111.0

     Other Energy                                             0.5           (0.8)                   12.4          4.6

     Corporate                                               (1.9)          (1.9)                   (3.9)        (3.8)
                                                        ----------     ------------           -----------  -----------

          TOTAL                                         $    37.1      $     1.5              $    257.8   $    224.6
                                                        ==========     ============           ===========  ===========


     *Includes a $57.5 million writedown in the investment in Columbia LNG
      Corporation's Cove Point LNG facility.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                        COMPARATIVE GAS OPERATIONS DATA


                                                                          Three Months                   Six Months
                                                                         Ended June 30,                 Ended June 30,
                                                                       ------------------            -------------------
                                                                          1994      1993              1994        1993
                                                                       --------    ------            ------      -------
THROUGHPUT (BCF)
- - ----------------


   SALES
      Residential                                                      28.1        27.2               126.3      119.7
      Commercial                                                       11.7        12.2                54.4       51.9
      Industrial                                                       17.7         7.2                38.5       17.1
      Wholesale                                                        19.3        50.0                38.8      142.7
      Other                                                             9.0         9.0                17.2       18.5
      Intersegment eliminations                                        (8.7)      (18.4)              (17.7)     (41.5)
                                                                    --------    --------            --------   --------
         Total Sales Volumes                                           77.1        87.2               257.5      308.4
                                                                    --------    --------            --------   --------

   TRANSPORTATION
      Market Area
         Transmission                                                 182.2       197.4               599.7      428.4
         Distribution                                                  52.8        47.8               115.5      111.9
      Columbia Gulf
         Main-line                                                    165.9       152.5               339.3      289.0
         Short-haul                                                   125.7       148.9               319.8      297.9
      Intersegment eliminations                                      (312.1)     (326.1)             (790.7)    (649.6)
                                                                    --------    --------            --------   --------
         Total Transportation Volumes                                 214.5       220.5               583.6      477.6
                                                                    --------    --------            --------   --------

   Total Throughput                                                   291.6       307.7               841.1      786.0
                                                                    ========    ========            ========   ========



SOURCES OF GAS SOLD (BCF)
- - -------------------------

   Purchased                                                          132.3       156.2               247.1      288.5
   Produced                                                            16.8        17.6                33.4       37.2
   Exchange                                                            (5.2)       (1.0)               (3.7)      (9.6)
   Storage withdrawals (injections)                                   (57.4)      (65.7)               15.5       44.6
   Other, net                                                          (0.7)       (1.5)              (17.1)     (10.8)
   Intersegment eliminations                                           (8.7)      (18.4)              (17.7)     (41.5)
                                                                    --------    --------            --------   --------
      Total                                                            77.1        87.2               257.5      308.4
                                                                    ========    ========            ========   ========



DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)
- - --------------------------------------------

   Actual                                                               614         613               3,761      3,478
   Normal                                                               580         580               3,527      3,525
   % Colder (warmer) than normal                                          6           6                   7         (1)
   % Colder (warmer) than prior period                                    -         (12)                  8          3

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS

Three Months Results
                               Net Income (Loss)

The Corporation's net income for the 1994 second quarter was $47.8 million, or $0.95 per share, versus a net loss of $2.6 million, or $0.06 per share in the same period last year. After adjusting both periods for unusual items and bankruptcy related issues as detailed below, after-tax income decreased from $13.8 million last year to $12.4 million in the second quarter of 1994.

                      Unusual and Bankruptcy Related Items
                         After-tax Effect on Net Income
                                  (millions)

                                                                                   Three Months
                                                                                  Ended June 30,
                                                                                ------------------
                                                                                 1994        1993
                                                                                ------      ------
o  Estimated interest costs not recorded on prepetition debt                    $37.7       $36.0

o  Professional fees and related expenses                                        (5.7)       (7.1)
o  Impact of transmission rate items                                              6.6        (7.4)
o  Distribution weather normalization adjustment                                 (4.3)          -
o  Employee relocation costs                                                     (2.1)          -
o  Reserve reversal for royalty dispute                                           3.2           -
o  Write-down in the Corporation's investment in Cove Point LNG facility            -       (37.9)
                                                                               -------     -------

   Total adjustments                                                             35.4       (16.4)
                                                                               =======     =======

Not included in the above adjustments is interest earned on accumulated cash while in Chapter 11 of $15.2 million and $10.3 million, for 1994 and 1993, respectively. Adjusting for interest earned, combined with the adjustment for estimated interest costs on prepetition obligations, would in the aggregate overstate the effect of interest expense to the extent the accumulated cash would have been used (in the absence of the Corporation's bankruptcy) to reduce the amount of debt outstanding.

                            Operating Income (Loss)

Oil And Gas

Second quarter operating income for the oil and gas segment was essentially unchanged at $11.1 million compared to the same three months last year. A beneficial effect for a reserve adjustment of $4.9 million related to the resolution of a royalty dispute was recorded in the current period. This improvement combined with increased oil and liquids production of 988,000 barrels, up 82,000 barrels, resulting from new wells recently brought on line was offset by a higher depletion rate in effect, lower gas production and reduced oil and gas prices. Gas production of 16.8 Bcf decreased 5 percent, reflecting normal production declines in older wells and well shut-ins due to workovers. Lower average oil and gas prices of $15.16 per barrel and $2.15 per Mcf were down 13 percent and 3 percent, respectively.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Transmission

The transmission segment reported operating income of $40.9 million for the three months ended June 30, 1994, whereas in the same period in 1993 it had an operating loss of $6.9 million. The prior period loss was due to writedowns of $57.5 million in the Corporation's investment in the Cove Point LNG facility and $11.8 million for the loss on the sale of storage as a result of implementing Order 636. In the current period several unusual regulatory issues affected operating income for the transmission segment. These included a decrease for a change in timing of the recovery of certain storage service transportation costs which offsets the corresponding improvement in the first
quarter.   Also, a lower cost of service level is now being collected due to the sale of storage. In addition, expenses associated with employee relocation costs, for realigning field and marketing activities, reduced operating income $3.2 million. Partially offsetting these decreases were collections of certain prior period gas costs since Columbia Transmission's average cost of gas in 1993 met certain competitive tests. Throughput decreased 35.5 Bcf from last year primarily reflecting timing changes in recording market area transportation services for customers moving gas for storage under Order 636.

Distribution

The distribution segment had an operating loss of $13.5 million for the three months ended June 30, 1994, compared to a loss of $0.3 million last year. This decrease resulted from higher operating expenses combined with a $6.5 million revenue reduction for a weather normalization adjustment resulting from the provisions of a regulatory settlement for Columbia Gas of Ohio. Higher operating expenses were largely due to additional costs associated with the implementation of Order 636 and increased costs to improve customer service.


                           Other Income (Deductions)

For the three months ended June 30, 1994, income improved $39.7 million for Other Income (Deductions), whereas income was decreased $0.3 million in 1993. Improving Interest Income and Other, Net in the current period was the recording of a $29.8 million reserve adjustment for carrying charges associated with prior period gas exchange activity as a result of a favorable FERC decision. Reorganization Items, Net improved income $6.6 million over last year due to higher interest earned of $5 million on accumulated cash together with the beneficial effect of lower professional fees and related expenses of $1.6 million. Both periods benefited from not accruing interest expense on prepetition debt obligations by $58 million and $55 million, respectively.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS

Six Months Results

                                   Net Income

For the first six months of 1994 the Corporation had net income of $182.4 million, or $3.61 per share, an increase of $45.2 million, or $0.90 per share over last year. After adjusting for unusual items and bankruptcy related matters, net income for the current period of $101.1 million, decreased $7 million or $0.14 per share from the same period in 1993. In addition to the second quarter unusual items mentioned previously, the first quarter of 1994 included a reserve adjustment for an IRS settlement that resulted in an increase in net income of $10.3 million. This was offset by a decrease for a change in accounting for postemployment benefits of $5.6 million. The first quarters of both years also included unusual rate items for the transmission segment as well as bankruptcy related issues.

                                Operating Income

Oil and Gas

A higher depletion rate, together with a decrease in gas production and lower oil and liquids prices resulted in operating income of $23.2 million for the oil and gas segment declining $8 million from the first half of 1993. Gas production was down 3.8 Bcf, or 10 percent and oil and liquids prices decreased $3.00 per barrel, or 17 percent. Partially offsetting these decreases was the second quarter reserve adjustment for a royalty dispute, slightly higher gas prices and a 6 percent increase in oil production.

Transmission

Operating income for the transmission segment of $127.2 million, increased $45.6 million largely due to the pre-tax effect of the unusual items, discussed previously. The beneficial effect in 1993 for recovery of contract reformation costs together with higher current period operating expenses depressed the favorable effect of a new rate design.

Distribution

Lower distribution segment operating income of $98.9 million, a decrease of $12.1 million from last year, resulted from higher operating expenses, due largely to increased costs stemming from implementing Order 636 and reengineering efforts to improve efficiencies and customer service.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS


Other Energy Operations

Other energy operations had operating income of $12.4 million, an increase of $7.8 million over 1993 reflecting improved margins and sales volumes for propane operations as well as increased gas marketing activities.


                           Other Income (Deductions)

Other Income (Deductions) improved income in the first half of 1994 by $48.6 million versus an income decrease of $1.5 million for the first six months of
1993.    Interest Income and Other, Net increased $15.3 million due to recording the favorable effect of the reserve adjustment for carrying charges mentioned previously, partially offset by lower interest income for a FERC ruling on Order 94 costs which also decreases interest expense. A reserve adjustment for a IRS settlement recorded in the first quarter together with lower interest expense for the Order 94 issue mentioned above, led to reduced Interest Expense and Related Charges of $25.1 million. Reorganization Items, Net improved income $9.7 million over last year due to increased interest income on accumulated cash of $9.2 million while expense for professional fees and related services decreased $0.5 million.

Income for both 1994 and 1993 was improved by approximately $113 million from not accruing interest expense on prepetition debt obligations. (Since the July 31, 1991, bankruptcy filing, the estimated effect of not accruing interest expense on prepetition debt obligations totals approximately $636 million. However, the actual interest that will ultimately be paid pursuant to the final plans of reorganization could differ significantly and cannot be determined at this time.)


Liquidity and Capital Resources

The effect of a customer refund under Order 500/528 was the principal reason for the decrease of $116.2 million in net cash flow from operations for the first half of 1994. Columbia Transmission virtually eliminated its merchant function when it implemented Order 636 in November 1993, which resulted in decreased cash received from customers for gas sales as well as reduced cash needed for purchases from suppliers. Partially offsetting the impact from the absence of Columbia Transmission's merchant function was increased receipts due to customers using transportation services to meet their gas requirements together with higher sales for the distribution segment due to the colder first quarter weather. The higher cash receipts caused by the weather-related increased retail sales was more than offset by an increase in payments made to suppliers due to higher average gas costs. In April 1994, Columbia Transmission issued refunds totalling $84.6 million for Order

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)



500/528 to its nonaffiliate customers for overpayments Columbia Transmission and its customers previously made to upstream suppliers.

The Corporation currently maintains a debtor-in-possession facility (DIP Facility) for up to $100 million, including the availability of letters of credit of up to $50 million. The DIP Facility is used in conjunction with internally generated funds for general corporate purposes and to provide financing for subsidiaries not involved in the bankruptcy proceedings. As of July 31, 1994, no borrowings were outstanding and $13.7 million of letters of credit were outstanding under the DIP Facility. The DIP Facility will expire on December 31, 1994. Currently, the Corporation has filed with the Securities and Exchange Commission to convert the DIP Facility to a $25 million letter of credit facility through December 31, 1995. It is expected that the Corporation's liquidity needs can be satisfied by internally generated funds.

As of July 31, 1994, the Corporation and its subsidiaries, excluding Columbia Transmission, had $345.1 million invested in money market instruments. Based upon current projections, the Corporation expects to be in a cash surplus position during the remainder of 1994.

The liquidity needs of Columbia Transmission are being satisfied by internally generated funds. Columbia Transmission also maintains a DIP facility solely for the issuance of letters of credit for up to $25 million. As of July, 31, 1994, the balance of outstanding letters of credit under Columbia Transmission's DIP facility was $1.8 million. The expiration date of Columbia Transmission's DIP Facility is December 31, 1995. As of July, 31, 1994, Columbia Transmission had $1,263 million invested in money market instruments through a wholly-owned subsidiary, Columbia Transmission Investment Corporation.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             OIL AND GAS OPERATIONS

                                                                          Three Months                   Six Months
                                                                         Ended June 30,                 Ended June 30,
                                                                       -----------------              ------------------
                                                                        1994       1993                1994        1993
                                                                       ------     ------              ------      ------
                                                                                           (millions)

OPERATING REVENUES
   Gas                                                                $ 37.5    $ 38.4               $  79.4   $  83.8
   Oil and liquids                                                      15.0      15.8                  27.0      30.6
                                                                     --------  --------              --------  --------
Total Operating Revenues                                                52.5      54.2                 106.4     114.4
                                                                     --------  --------              --------  --------

OPERATING EXPENSES
   Operation and maintenance                                            16.4      20.3                  36.2      40.3
   Depreciation and depletion                                           21.8      18.8                  40.8      36.3
   Other taxes                                                           3.2       3.7                   6.2       6.6
                                                                     --------  --------              --------  --------
Total Operating Expenses                                                41.4      42.8                  83.2      83.2
                                                                     --------  --------              --------  --------

OPERATING INCOME                                                     $  11.1   $  11.4               $  23.2   $  31.2
                                                                     ========  ========              ========  ========


GAS PRODUCTION STATISTICS

Production (Bcf)                                                        16.8      17.6                  33.4      37.2

Average Price ($/Mcf)                                                   2.15      2.22                  2.30      2.26


OIL AND LIQUIDS PRODUCTION STATISTICS

Production (000Bbls)                                                     988       906                 1,868     1,755

Average Price ($/Bbl)                                                  15.16     17.44                 14.43     17.43

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       OIL AND GAS OPERATIONS (CONTINUED)


Drilling Activities

Columbia Gas Development Corporation (Columbia Development) began drilling operations on 20 wells during the second quarter of 1994. Of these, ten were productive, one was dry, and the remaining nine were still being drilled or tested at the end of the quarter. Columbia Development has completed 31 wells (18.7 net) since the beginning of 1994. Of these wells, 25 were successful and two more appear to be productive. Notable success continues in the Austin Chalk formation in central Texas as all 21 wells drilled thus far in 1994 have been successful.

During the second quarter, Columbia Natural Resources drilled 19 development wells in the Appalachian area, with a success rate of 84 percent. For the first six months of 1994, 32 development wells have been drilled, with a 91 percent success rate. During the second quarter and first six months of 1994 Columbia Natural Resources successfully completed net wells of 6.8 and 14.3, respectively.

Volumes

Gas production for the current quarter and for the first half of 1994 decreased by 0.8 Bcf and 3.8 Bcf, respectively, reflecting lower production in both the Appalachian and Southwest areas. The decline in Appalachian gas production primarily reflects reduced deliverability due to maintenance work on pipelines serving certain wells which began in May 1994. The decrease in the Southwest was primarily attributable to normal production declines in older wells. Oil and natural gas liquids production reflected an increase in the second quarter of 1994 and the first six months of 1994 of 82,000 barrels and 113,000 barrels, respectively, over last year as a result of Columbia Development's successful horizontal drilling program.

Revenues

The decline in gas production in the current three and six-month periods was the principal reason for the reduction in gas revenues of $0.9 million and $4.4 million in these respective periods. Average gas prices in the second quarter decreased by 3 percent to $2.15 per Mcf from the same period last year. Higher average gas prices in the first quarter of 1994 led to a $0.04 per mcf increase in gas prices, to $2.30 per mcf, for the six months ended June 30, 1994.

Revenues from oil and liquids production were down for both the three and six-month periods ended June 30, 1994, as the impact on revenues of production increases in both periods was more than offset by sharply lower average prices for oil and liquids in 1994. For the three months ended June 30, 1994, revenues from oil and liquids production decreased by $0.8 million from the same period last year to $15 million as average prices decreased

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                       OIL AND GAS OPERATIONS (CONTINUED)


$2.28 per barrel to $15.16 per barrel. For the first half of 1994, oil and liquids revenues declined by $3.6 million to $27 million as the average price declined $3 per barrel to $14.43 per barrel.


Operating Income

Operating income for the second quarter of 1994 of $11.1 million was essentially unchanged from the previous year. The $1.7 million decline in operating revenues was largely offset by a $1.4 million decrease in operating expenses, primarily due to recording a reduction in a previously established reserve for the resolution of a royalty dispute offset by a higher depletion rate in effect.

For the six-month period, operating income declined by $8 million as operating revenues decreased by $8 million and operating expenses were unchanged, again mainly due to recording an adjustment in the current period of a reserve for a royalty dispute offsetting a higher depletion rate in 1994.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            TRANSMISSION OPERATIONS

                                                                         Three Months                    Six Months
                                                                         Ended June 30,                 Ended June 30,
                                                                      ------------------            --------------------
                                                                      1994         1993             1994           1993
                                                                      -----        -----            -----          -----
                                                                                          (millions)

NET REVENUES
   Sales revenues                                                  $    9.4    $  211.3          $    9.4     $  511.9
   Transportation revenues                                            143.5       103.0             380.0        211.2
   Storage revenues                                                    35.1        29.0              70.9         58.2
                                                                   ---------   ---------         ---------    ---------
   Total revenues                                                     188.0       343.3             460.3        781.3
   Less: Associated cost of gas                                        (8.1)      160.5              (4.9)       378.4
                                                                   ---------   ---------         ---------    ---------

Net Revenues                                                          196.1       182.8             465.2        402.9
                                                                   ---------   ---------         ---------    ---------

OPERATING EXPENSES
   Operation and maintenance                                          115.8        92.6             257.4        182.9
   Depreciation                                                        25.8        24.3              51.6         48.6
   Other taxes                                                         13.6        15.3              29.0         32.3
   Writedown of investment in Columbia LNG Corporation                    -        57.5                 -         57.5
                                                                   ---------   ---------         ---------    ---------
Total Operating Expenses                                              155.2       189.7             338.0        321.3
                                                                   ---------   ---------         ---------    ---------

OPERATING INCOME (LOSS)                                            $   40.9    $   (6.9)         $  127.2     $   81.6
                                                                   =========   =========         =========    =========


THROUGHPUT (BCF)
Transportation
   Columbia Transmission
      Market area                                                     182.2       197.4             599.7        428.4
   Columbia Gulf
      Main-line                                                       165.9       152.5             339.3        289.0
      Short-haul                                                      125.7       148.9             319.8        297.9
   Intrasegment eliminations                                         (222.2)     (240.5)           (505.2)      (459.1)
                                                                   ---------   ---------         ---------    ---------
   Total Transportation                                               251.6       258.3             753.6        556.2
                                                                   ---------   ---------         ---------    ---------
Sales                                                                   0.6        29.4               0.7        103.3
                                                                   ---------   ---------         ---------    ---------
Total Throughput                                                      252.2       287.7             754.3        659.5
                                                                   =========   =========         =========    =========

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)


Regulatory Matters

                           1991 Rate Case Settlement

As reported in the 1993 Form 10-K, Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf) received approvals from both FERC and the Bankruptcy Court for a 1991 rate case settlement despite objections made by two parties. Subsequently, Columbia Transmission and Columbia Gulf reached a settlement with the two parties resolving all pending issues with respect to the 1991 rate case which was approved by FERC on June 22, 1994.

                   FERC Order on Recovery of Carrying Charges

In June 1994, FERC granted rehearing of a prior order and determined that Columbia Transmission could recover approximately $20 million in carrying charges related to prior period exchange activity. In July 1994, Columbia Transmission's customers filed a request for rehearing of the latest order.

                            Columbia Gulf Rate Case

On May 27, 1994, FERC conditionally accepted a rate filing by Columbia Gulf which will permit revised rates to be put into effect on November 1, 1994. These rates, which could produce additional annual revenue of approximately $23 million over Columbia Gulf's currently approved rates, will be collected subject to refund while the remaining issues relating to the proceeding are resolved at FERC. A hearing on these issues is currently scheduled in June 1995.

On July 18, 1994, FERC approved Columbia Gulf's request to terminate its cost of service transportation tariff with Columbia Transmission effective November 1, 1994.

                                   Order 94

On January 12, 1994, FERC granted requests for rehearing of prior orders approving settlements between Columbia Transmission and four of its upstream pipeline suppliers relating to those suppliers' direct billings to Columbia Transmission of FERC's Order 94 (Order 94) costs in the mid 1980s. On rehearing the settlements were rejected because they are expressly contingent upon Columbia Transmission's recovery of the Order 94 settlement payments from its customers and FERC reversed its prior rulings and found that Columbia Transmission's 1985 Purchase Gas Adjustment Settlement essentially bars such recovery. FERC also held that these pipelines are not entitled to bill any Order 94 charges to Columbia Transmission. FERC ordered these upstream pipelines to refund the principal amounts of all Order 94 collections from Columbia Transmission, but waived

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

any requirement that these pipelines pay interest on the refunds. Since Columbia Transmission has been accruing the interest income on these refunds since 1990, these orders led to a $19.5 million reduction to interest income in 1993. Columbia Transmission and its pipeline suppliers sought rehearing of these orders. On May 19, 1994, FERC ordered further briefing as to the appropriate remedy for its prior orders authorizing direct billing of Order 94 costs. Columbia Transmission and certain customers of Panhandle Eastern Pipe Line Company and Trunkline Gas Company filed briefs supporting full refunds plus interest as the appropriate remedy while the pipeline suppliers filed arguments for no refunds. The ultimate outcome of this issue is uncertain at this time and could impact future operating results depending upon the results of these additional regulatory and court reviews.

Order 636

On March 31, 1994, FERC approved orders, subject to refund and certain conditions, that allow Columbia Transmission to recover from its customers certain costs related to the transition to restructured operations under Order
636. These orders permit Columbia Transmission to recover approximately $87.8 million, subject to refund, for costs associated with transportation contracts with upstream pipelines no longer needed by Columbia Transmission and $58.7 million for unrecovered gas purchase costs outstanding at December 31, 1993. The unrecovered gas purchase costs as of June 30, 1994 is $28.8 million. In addition, approximately $140 million of prepetition unrecovered gas purchase costs have not been paid due to the bankruptcy filing and will be eligible for recovery only when paid. With regard to the recovery of upstream pipeline costs, FERC established procedures to review the nature and legitimacy of the costs for which recovery is sought. Certain parties have challenged Columbia Transmission's ability to recover a portion of these costs. While FERC has not yet issued a final order resolving this issue, Management believes that Columbia Transmission will ultimately be permitted to recover all costs incurred from upstream pipelines. With regard to the recovery of the $58.7 million of unrecovered gas costs, under Columbia Transmission's tariff as approved during its restructuring proceedings, Columbia Transmission would be precluded from including any prior period adjustments after July 31, 1994, except for costs associated with gas purchase contracts in litigation including bankruptcy proceedings. On June 1, 1994, Columbia Transmission filed a request to extend this deadline in order to afford it additional time to resolve certain outstanding disputes. To date, FERC has not acted upon this waiver request, and accordingly on July 29, 1994, Columbia Transmission filed an updated balance of unrecovered gas costs to include adjustments through that date.

Upstream Pipeline Exit Fee Settlements

In November 1993, the Bankruptcy Court approved a settlement between Columbia Transmission and Tennessee Gas Pipeline Company (Tennessee) that provides for Columbia Transmission's assumption of certain contracts, the termination of certain other

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

contracts that are no longer necessary for Columbia Transmission's operations, and payment to Tennessee of an exit fee in consideration for Tennessee's substantial reduction of its major transportation contracts with Columbia Transmission. On June 30, 1994, FERC approved the settlement which provides for the payment by Columbia Transmission of approximately $3.9 million in liquidated unpaid prepetition invoice claims, and an exit fee of approximately $40 million. Columbia Transmission is continuing to pay Tennessee's current demand charges until the settlement becomes final. Such payments serve to reduce the ultimate level of the amount to be paid as an exit fee and, therefore, the exact amount of the exit fee to be paid is contingent upon the date the settlement is implemented. FERC approved Columbia Transmission's recovery of the exit fee paid to Tennessee as a stranded cost pursuant to Order 636.

Columbia Transmission has recently entered into settlements with four additional pipelines which provide for the payment of exit fees of approximately $58 million by Columbia Transmission in exchange for contract terminations. On July 20, 1994, the Bankruptcy Court approved these settlements. FERC approval must also be obtained before Columbia Transmission can implement the terms of these settlements. As in the Tennessee settlement, these settlements are conditioned upon the recovery by Columbia Transmission of these exit fees.

Columbia Transmission's strategy has been to assume all upstream pipeline contracts that can be directly assigned to its customers or need to be retained by Columbia Transmission for operational reasons and negotiate exit fees for other upstream contracts. FERC ruling in the Order 636 proceedings permits recovery of these exit fees through rates, provided that Columbia Transmission can show that they are prudently incurred. Columbia Transmission retains the option of rejecting such contracts in its bankruptcy proceedings if appropriate exit fees cannot be negotiated. The financial statements reflect a $119 million liability and offsetting receivable for the exit fee issue; however, the ultimate cost could vary depending on the outcome of ongoing discussions with the affected pipelines.

Cove Point LNG Facility

As previously reported, a partnership between Columbia LNG Corporation (Columbia LNG) and a wholly-owned subsidiary of Potomac Electric Power Company was formed in October 1993. The partnership is pursuing the business plan to offer a peaking service and to reactivate the Cove Point Terminal. On November 3, 1993, the partnership filed an application with FERC to acquire all of the existing plant and pipeline facilities owned by Columbia LNG, for authorization to recommission the plant and construct liquefaction facilities and to charge customers based upon negotiated market rates for the services.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

On July 27, 1994, FERC issued a preliminary determination concerning the above application. FERC determined that a proposed peaking operation is in the public interest; however, the proposal to charge negotiated market rates for the service was not approved as submitted. FERC has allowed the partnership to file additional information on market rates or alternative proposals. The order is being analyzed and the partnership expects to develop and file additional information or other proposals.

The recovery of the Corporation's remaining investment in Columbia LNG of $11.7 million will be dependent upon successful implementation of the partnership and related business plan.

Reengineering Program

As previously reported, the Corporation has initiated a multi-year reengineering program in which the subsidiaries' operations were to be evaluated and the organizational structures streamlined to improve efficiencies. As part of this process, in 1993 Columbia Transmission and Columbia Gulf established reserves of approximately $4 million and $1 million, respectively, as the projected cost of the Reengineering Retention and Release Program which was established for employees whose positions were being eliminated as a result of reengineering.

Additional expenses are expected to be incurred as a result of the restructuring and realignment of field and marketing regions and offices. As a result, in June 1994, Columbia Transmission recorded a $3.2 million accrual for estimated relocation costs for field operating and marketing employees. Additional adjustments to this accrual may be necessary in the future as additional information becomes known.

As of June 30, 1994, the total reserve balance for the transmission segment's reengineering program was approximately $7.1 million.

Volumes

Throughput for the second quarter of 1994 decreased 35.5 Bcf while increasing
94.8 Bcf for the first half of this year, compared to the same periods last year. These changes are primarily attributable to a change in the timing of the recognition of market area transportation associated with storage activity as a result of the implementation by the transmission companies of Order 636 on November 1, 1993. The sales volume decrease from the prior periods is offset by increased transportation services as virtually all former sales customers of Columbia Transmission have converted their pre-Order 636 service requirements to firm transportation services.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)
Net Revenues

Second quarter 1994 net revenues of $196.1 million increased $13.3 million over the same period last year. As a result of the elimination of the merchant function, certain costs previously included as a cost of gas sold are now included in operating expense and no longer reflected in net revenues. This change effectively increased net revenues and operating expense by $17.7 million, respectively, and has no effect on operating income. In addition, net revenues increased $4.4 million as a result of Columbia Transmission's recovery of certain previously unrecovered gas costs under the terms of a 1985 customer settlement. Partially offsetting these increases were (1) a reduced cost of service recovery of $7.8 million resulting from the restructuring of its services under Order 636, and (2) a reduction in net revenues of $16.2 million associated with timing of the recovery of certain storage service transportation costs which were previously collected more evenly throughout the year.

Net revenues for the first half of 1994 of $465.2 million reflect an increase of $62.3 million. This increase was primarily due to the above-mentioned inclusion of certain fuel costs in operating expense which were previously reflected as a purchased gas cost of $52.7 million and the favorable effect of the new rate design. Net revenues were also enhanced $17.3 million by the recovery of the above noted prior period gas costs. Partially offsetting these improvements was a reduced cost of service recovery level of $15.6 million
under Order 636.   Also offsetting these improvements was an increase in the
prior period for the recording of a reserve reversal of $21.6 million to reflect the terms of a customer settlement and 1993 revenues associated with the recovery of contract reformation costs. The above-mentioned impact on second quarter net revenues associated with the timing of the recovery of certain storage service transportation costs offset the first quarter impact of this issue and had no effect on the six-month results.

Operating Income (Loss)

Operating income for the three months ending June 30, 1994 was $40.9 million compared to an operating loss of $6.9 million in the same period last year. The prior period loss reflected the $57.5 million writedown of the Corporation's investment in the Cove Point LNG facility. After adjusting for last year's writedown and other unusual items in both periods, this year's operating income represents an increase of $1.3 million from last year as the increase in net revenues was for the most part offset by an increase of $5.3 million in operating expenses due largely to the additional expense for reengineering activities discussed previously.

For the first half of 1994, operating income amounted to $127.2 million as compared to $81.6 million for the first half of 1993. After adjusting for the 1993 writedown of the LNG facility and other unusual items in both periods, this year's operating income reflected a small decline of $0.6 million from last year as higher net revenues were more than offset by increased operating expenses of $21.5 million.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                            DISTRIBUTION OPERATIONS


                                                                          Three Months                   Six Months
                                                                         Ended June 30,                 Ended June 30,
                                                                       -----------------             ------------------
                                                                       1994        1993              1994          1993
                                                                       -----       -----             -----        -----
                                                                                           (millions)

NET REVENUES
   Sales revenues                                                   $ 257.0     $ 265.9           $1,091.8    $1,070.6
   Less:  Cost of gas sold                                            151.9       154.4              714.6       692.5
                                                                    --------    --------          ---------   ---------
   Net Sales Revenues                                                 105.1       111.5              377.2       378.1
                                                                    --------    --------          ---------   ---------


   Transportation revenues                                             20.0        16.9               46.6        41.0
   Less: Associated gas costs                                           1.9         1.2                3.8         3.1
                                                                    --------    --------          ---------   ---------
   Net Transportation Revenues                                         18.1        15.7               42.8        37.9
                                                                    --------    --------          ---------   ---------

Net Revenues                                                          123.2       127.2              420.0       416.0
                                                                    --------    --------          ---------   ---------

OPERATING EXPENSES
   Operation and maintenance                                           98.2        91.6              201.8       195.4
   Depreciation                                                        10.4         9.2               38.7        36.3
   Other taxes                                                         28.1        26.7               80.6        73.3
                                                                    --------    --------          ---------   ---------
Total Operating Expenses                                              136.7       127.5              321.1       305.0
                                                                    --------    --------          ---------   ---------

OPERATING INCOME (LOSS)                                             $ (13.5)    $  (0.3)          $   98.9    $  111.0
                                                                    ========    ========          =========   =========



THROUGHPUT (BCF)
   Sales
      Residential                                                      28.1        27.2              126.2       119.7
      Commercial                                                       11.8        12.1               54.5        51.8
      Industrial and other                                              1.6         3.2                6.5         8.9
                                                                    --------    --------           --------    --------
   Total Sales                                                         41.5        42.5              187.2       180.4
   Transportation                                                      52.8        47.8              115.5       111.9
                                                                    --------    --------           --------    --------
Total Throughput                                                       94.3        90.3              302.7       292.3
                                                                    ========    ========           ========    ========



SOURCES OF GAS FOR THROUGHPUT (BCF)
   Sources of Gas Sold
      Spot market*                                                     80.4        37.6              142.5        72.4
      Producers                                                        15.9        11.7               36.5        29.0
      Pipelines                                                        (0.3)       18.7               (1.5)       42.7
      Storage withdrawals (injections)                                (57.5)      (24.1)              15.5        40.1
      Other                                                             3.0        (1.4)              (5.8)       (3.8)
                                                                    --------    --------           --------    --------
         Total Sources of Gas Sold                                     41.5        42.5              187.2       180.4
   Transportation received for delivery to customers                   52.8        47.8              115.5       111.9
                                                                    --------    --------           --------    --------
Total Sources                                                          94.3        90.3              302.7       292.3
                                                                    ========    ========           ========    ========

* Purchase contracts less than one year.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

Marketing Initiatives

The distribution subsidiaries (Distribution) are continuing to take aggressive measures to counter increased marketing activities by electric utilities aimed at core residential gas markets. Through targeted advertising, educational and promotional initiatives, Distribution is demonstrating the resource efficiency of natural gas over electric, the environmental benefits of natural gas and the comfort and economy natural gas provides. These efforts are directed not only at maintaining Distribution's market position, but at increasing its share of existing and new residential and commercial customers.

Distribution also continues to experience instances of gas-on-gas competition in Kentucky, Ohio and Pennsylvania. Competition of this sort can occur between local distribution companies (LDCs) for new and existing customers; attempts by small intrastate pipelines to connect existing customers to major interstate pipelines and marketer and customer initiated bypass of Distribution directly to pipeline suppliers. Distribution has an ongoing program to mitigate such competitive threats with measures that include flexible pricing and services.

During the second quarter of 1994, gas deliveries by Commonwealth Gas Services, Inc. (Commonwealth) began to the Gordonsville Energy Limited Partnership's power generating facility in Virginia. Commonwealth has a long-term agreement to provide transportation service of approximately three billion cubic feet of gas annually to the power plant.

The second quarter of 1994 proved to be significant for the natural gas vehicle market. In June, the U.S. Environmental Protection Agency issued long-awaited rules that establish the tailpipe emission standards for vehicles powered by natural gas that are built after 1996. Under the new rules, manufacturers will be able to obtain corporate average fuel economy credits for producing vehicles that meet these new standards. Importantly, the standards restrict only certain emissions that are a source of ozone, or smog, instead of all hydrocarbon emissions. Natural gas is not an active ingredient in generating smog. Distribution, together with others in the gas industry, participated aggressively in discussions leading to these regulations.

Rate Activity

Columbia Gas of Ohio, Inc. (Columbia Gas of Ohio) has reached a settlement with its key regulatory interests, including the Office of Consumers Counsel, which resolves a number of service and rate incentive issues and provides for an annual revenue increase of $47.5 million, effective November 1994. The settlement, which is pending final approval by the Public Utility Commission of Ohio, includes an experimental weather normalization adjustment provision to alleviate the impact of unusual winter weather on customers' bills and Columbia Gas of Ohio's revenues. As a result of this provision, a $6.5 million reserve was recorded in the second quarter of 1994 for a refund to Columbia Gas of Ohio's

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

customers of revenues generated by the unusually cold weather experienced in early 1994. Additionally, the agreement provides for recovery of operating costs based on a partially projected period through October 1994 and a review of Columbia Gas of Ohio's revenue requirements in early 1996 with a possible revenue adjustment effective in May 1996. Under the agreement, Columbia Gas of Ohio would not be permitted to file a general rate case for an increase in rates to be effective prior to January 1998 at the earliest. The agreement also provides for recovery mechanisms for transition cost billings stemming from Order 636. This comprehensive settlement is the result of a collaborative effort that has continued since 1991.

A settlement has also been reached with interested parties in a Columbia Gas of Pennsylvania, Inc. (Columbia Gas of Pennsylvania) rate case which would increase annual revenues by $16.6 million, effective August 1, 1994. To mitigate the effects of regulatory lag, operating costs were projected through September 1994, and rates will go into effect three months earlier than if the case had been fully litigated. Under the agreement that was approved by the Pennsylvania commission in July 1994, the regulatory reform initiatives, such as weather normalization, proposed by Columbia Gas of Pennsylvania will be withdrawn, but the parties have agreed to continue discussions concerning alternative ratemaking procedures.

Columbia Gas of Kentucky, Inc. (Columbia Gas of Kentucky) filed a rate case in June 1994, requesting a $12.4 million annual revenue increase, effective January 1, 1995. This is the first filing in which Columbia Gas of Kentucky is utilizing a fully projected test year as permitted by recently enacted legislation. Also reflected in this filing are regulatory reform initiatives including a weather normalization clause to mitigate the effects of extreme weather fluctuations on customer bills and Columbia Gas of Kentucky's revenues.

In Virginia, Commonwealth has received final approval from the State Corporation Commission of the 1993 regulatory settlement which provides for an annual revenue increase of $3.5 million. As it currently stands, Commonwealth does not anticipate any additional base rate activity until 1995.

In Maryland, Columbia Gas of Maryland, Inc. (Columbia Gas of Maryland) filed a rate case on August 5, 1994, requesting a $1 million increase to be effective in November 1994. Also, Columbia Gas of Maryland's efforts to resolve Order 636 transition costs on a non- litigated basis have not yet been productive. The key regulatory interests have established procedural dates to begin litigation of this matter.

Order 636

Order 636 provides for the transfer of gas supply management risks and responsibilities from interstate pipelines to distribution companies. As a result, Distribution recently replaced the remaining portion of its annual gas supply portfolio, previously provided by pipeline

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

merchants, with direct purchases from various producers and marketers. During 1994, Distribution will directly purchase over 300 million dekatherms of gas to serve customers.

State regulatory agencies are continuing to review the implications of Order 636 guidelines to ensure that principal retail markets are protected while still encouraging a more open access, competitive environment. Throughout Distribution's retail market, marketers and brokers continue to selectively target customers to expand the use of transportation arrangements while Distribution must generally be prepared to offer firm merchant services. Distribution's portfolio strategy integrates the risk of losing core customers to third-party suppliers; however, since pipeline capacity contracts are typically long-term, Distribution is also at risk if merchants or their customers do not assume the transportation contracts designated for serving these customers. Distribution continues to aggressively work with state commissions and other regulatory interests to establish appropriate definitions of the utility's gas supply obligations and cost responsibilities among various customers. In order for LDCs to more effectively compete with open access into its core market, some state regulatory agencies are permitting the LDC to establish rate schedules to more fairly compete with third-party suppliers. In Pennsylvania, Distribution has recently been granted authorization by the commission to develop a negotiated sales service which will give larger commercial or industrial customers options for a more competitively priced gas supply.

Other Postretirement Employee Benefits (OPEB)

The recent settlement in Ohio, currently pending approval by the regulatory commission, provides for full recovery of the regulatory asset related to OPEB costs of approximately $88.4 million at June 30, 1994, as well as recovery of the ongoing costs.

Under the terms of Columbia Gas of Pennsylvania's settlement, full recovery of the deferred regulatory asset related to OPEB costs ($34.1 million at June 30, 1994), as well as recovery of the ongoing cost on an accrual basis was approved. However, recent intermediate appellate court rulings that involve two other Pennsylvania utilities could impact Columbia Gas of Pennsylvania's recoverability of OPEB costs. In the first order, the commission granted an electric utility permission to defer OPEB costs until such time as the utility filed to recover the costs in a rate case. Subsequently, the Pennsylvania Office of Consumer Advocate (OCA) was successful in getting the decision reversed by the Commonwealth Court based on the fact that this treatment constituted retroactive ratemaking. In the second order, a water utility was granted recovery of OPEB costs (including the transition obligation) on an accrual basis. The OCA was unsuccessful in its appeal to overturn this order. The difference between the two cases was that the electric company did not file for a change in rates to recover OPEB costs while the water company sought immediate rate relief. These cases may be appealed to the Pennsylvania Supreme Court. Depending upon the final disposition of the cases, Columbia Gas of Pennsylvania's recovery of incremental OPEB costs could be at risk. However, it is management's opinion at this time that

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

Columbia Gas of Pennsylvania will be allowed recovery of OPEB costs on an accrual basis including the transition obligation.

In Kentucky, Columbia Gas of Kentucky has included a request for full recovery of OPEB costs in a recently filed rate case. As of June 30, 1994, Columbia Gas of Kentucky had a regulatory asset of $10.2 million for this issue. Management believes it will be successful in receiving recovery authorization since the commission has stated, in the rate settlement of another utility, that recovery of these costs on an accrual basis better reflects the true cost of providing service to current customers.

Reengineering Efforts

In 1993, Distribution initiated comprehensive efforts to evaluate various support processes and operating practices to determine how they should be structured to better meet the significant changes occurring in the energy market place. These reengineering efforts have been focusing on improving operating efficiencies and significantly enhancing customer service.

As part of these broad efforts, Distribution has established reserves of approximately $2.5 million as of June 30, 1994. As the reengineering initiatives continue, it is anticipated that additional reserves may be required if additional improvement measures are identified and implemented.

Volumes

Throughput in the second quarter of 1994 improved by 4 Bcf. Residential and commercial sales were up 0.6 Bcf due largely to customer additions. An increase in industrial transportation more than offset a 1.6 Bcf decrease in industrial sales, reflecting increased deliveries to existing and new cogeneration facilities and increased industrial activity in Distribution's service area. The weather effect between the two periods was minimal. For the first six months of 1994, eight percent colder weather than the same period in 1993 and continued customer growth resulted in the 10.4 Bcf increase in throughput to 302.7 Bcf. Sales and transportation volumes were up 6.8 Bcf and
3.6 Bcf, respectively. Increased sales to the weather sensitive markets and higher transportation were partially offset by a decrease in deliveries to lower-margin industrial customers due to fuel switching, particularly a shift to lower-priced coal by power generating facilities.

Net Revenues

Net revenues for the three months ended June 30, 1994 were $123.2 million, a decrease of $4 million from 1993 due largely to a $6.5 million adjustment to reverse the effect of colder weather related sales in the first quarter under the provisions of the recent customer

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

settlement in Ohio discussed previously. Also reducing revenues was the temporary suspension of Columbia Gas of Ohio's payment plan for low-income customers pending certain modifications to the plan guidelines. The suspension also reduced operating expenses by the same amount and, therefore, had no effect on operating income. These decreases were partially offset by revenue improvements of $1.4 million reflecting improved throughput and over $1 million for favorable regulatory settlements in Virginia and Maryland.

Increased throughput as a result of the colder weather was primarily responsible for the $4 million increase in net revenues to $420 million, for the first half of 1994. The increased throughput generated $13.6 million of this improvement while the favorable Virginia and Maryland regulatory settlements provided about $4.6 million. The effect of these increases was mitigated by a $10.1 million decrease in net revenues due to the temporary suspension of customer low-income payment plan which also reduced operating expenses by a like amount and the first quarter weather related adjustment, both mentioned above.

Operating Income (Loss)

Distribution had an operating loss of $13.5 million for the current quarter compared to an operating loss of $0.3 million for the same period last year reflecting higher operating expenses of $9.2 million together with lower net revenues of $4 million. The increase in operating expenses was largely due to additional costs associated with the implementation of Order 636 and initial reengineering efforts aimed at improving customer service. Higher depreciation expense reflected plant additions while increased gross receipts taxes is the principal reason for the increase in other taxes.

The lower operating income has been somewhat tempered for Columbia Gas of Ohio by a unique regulatory arrangement that permits the capitalization of certain interest charges that favorably impact net income but not operating income.
For the three months ended June 30, 1994, pre-tax income improved $3.1 million for this issue, an increase of approximately $1 million over the same period last year. (The beneficial effect of this issue is eliminated on the consolidated financial statements because the Corporation, while in Chapter 11, is not recording interest expense.) While it is anticipated that recent regulatory settlements in Ohio and Pennsylvania will result in improved operating results, Distribution is continuing to aggressively manage its operating cost activities which include the realization of enhanced operating effectiveness identified in ongoing reengineering activities. Also, Distribution must continually pursue regulatory initiatives designed to more appropriately synchronize rate recovery with the company's ongoing cost levels, as well as provide incentives for superior operating and customer service levels.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)


Operating income for the first six months of 1994 decreased $12.1 million from the same period last year as the $4 million increase in net revenues was more than offset by a $16.1 million increase in operating expenses. After adjusting for the effect of the suspension of the customer low-income payment plan, operating expenses increased $26.2 million. The higher expenses primarily reflect normal increases and added costs associated with the new operating environment resulting from Order 636 discussed previously. Also contributing to the increase in operating expense was an increase in depreciation expense due to plant additions that was offset by a favorable impact to net income for Columbia Gas of Ohio's unique regulatory arrangement mentioned above. These additions along with higher taxable revenues also resulted in increased property and gross receipts taxes.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            OTHER ENERGY OPERATIONS

                                                                          Three Months                   Six Months
                                                                         Ended June 30,                 Ended June 30,
                                                                     --------------------             -----------------
                                                                     1994           1993              1994        1993
                                                                     -----          -----             -----       -----

                                                                                           (millions)

NET REVENUES
   Gas marketing revenues                                           $ 57.8       $ 38.5              $125.7      $ 67.3
   Less: Products purchased                                           55.9         38.1               122.0        66.1
                                                                    -------      -------             -------     -------
   Net Gas Marketing Revenues                                          1.9          0.4                 3.7         1.2
                                                                    -------      -------             -------     -------

   Propane revenues                                                    8.2          9.7                35.2        30.5
   Less: Products purchased                                            4.5          5.7                17.7        16.3
                                                                    -------      -------             -------     -------
   Net Propane Renvenues                                               3.7          4.0                17.5        14.2
                                                                    -------      -------             -------     -------

   Other Revenues                                                     16.2         18.9                36.7        37.7
                                                                    -------      -------             -------     -------

Net Revenues                                                          21.8         23.3                57.9        53.1
                                                                    -------      -------             -------     -------

OPERATING EXPENSES
   Operation and maintenance                                          18.3         21.3                39.1        42.8
   Depreciation and depletion                                          1.7          1.5                 3.5         3.0
   Other taxes                                                         1.3          1.3                 2.9         2.7
                                                                    -------      -------             -------     -------
Total Operating Expenses                                              21.3         24.1                45.5        48.5
                                                                    -------      -------             -------     -------

OPERATING INCOME (LOSS)                                             $  0.5       $ (0.8)             $ 12.4      $  4.6
                                                                    =======      =======             =======     =======



PROPANE SALES (MILLIONS OF GALLONS)
   Retail                                                              6.1          6.8                27.6        24.5
   Wholesale and other                                                 2.1          1.7                10.5         6.9
                                                                    -------      -------             -------     -------
Total Propane Sales                                                    8.2          8.5                38.1        31.4
                                                                    =======      =======             =======     =======

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      OTHER ENERGY OPERATIONS (CONTINUED)

Market Center

On July 18, 1994, the Corporation announced plans to create a natural gas market center. The Columbia Gas Market Center will be operated by Columbia Energy Services Corporation, the Corporation's gas marketing company, from its offices in Pittsburgh. The Market Center will offer a variety of natural gas supply services designed to meet the requirements of local utilities, marketers and large end users with the initial focus on markets currently served by the Corporation's distribution and pipeline subsidiaries. Initially, the Market Center will facilitate pipeline capacity releases, arrange for gas redeliveries and short-term natural gas storage, and offer an electronic gas market information system. The opening of the center is targeted for October 1, 1994.

Cogeneration

Independent power production remains a growth area for natural gas. The Corporation is involved in several cogeneration projects through TriStar Ventures Corporation (TriStar), a wholly-owned subsidiary. With the opening of a 47-megawatt cogeneration facility on June 1, 1994 in Vineland, New Jersey, TriStar now holds various interests in four operating facilities which total nearly 300 megawatts.

Net Revenues

Increased gas marketing activities resulted in both higher revenues and gas purchased expense which increased net revenues by $1.5 million and $2.5 million for the three months and six months ended June 30, 1994, respectively. The benefits to the Corporation of this function also come from providing a more comprehensive marketing activity for the Corporation's gas production and transportation services.

Second quarter net revenues from propane operations decreased $0.3 million due to a drop in retail sales volumes which was partially offset by an increase in margin as depressed propane market prices reduced supply costs. Colder weather in the first quarter of this year resulted in higher sales volumes and margins and led to the $3.3 million improvement in net revenues for the first half of 1994.

Other revenues for both the current second quarter and six-month periods reflected a decrease of $2.7 million and $1 million, respectively, for services provided to affiliates by Columbia Gas System Service Corporation.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      OTHER ENERGY OPERATIONS (CONTINUED)


Operating Income

Operating income for the second quarter of 1994 was $0.5 million compared to an operating loss of $0.8 million for the same quarter last year. The decrease in net revenues of $1.5 million was more than offset by a $2.8 million reduction in operating expenses reflecting increased efficiencies and the beneficial effect of reengineering.

Operating income for the six months ended June 30, 1994 was $12.4 million, an increase of $7.8 million, reflecting the $4.8 million increase in net revenues and a $3 million reduction in operating expenses.

                          PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS

No new matters have arisen and there have been no material developments in any legal proceedings reported in Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, since the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, dated May 13, 1994, except as follows:

I.    Bankruptcy Matters

      A. Appeal to the United States District Court for the District of Delaware of Bankruptcy Matters

         1. Columbia Gas System v. First National Bank of Boston, C.A. No. 94-230. In this adversary proceeding charging the Corporation with tortious interference with contract for nonpayment of LESOP debt, First National Bank of Boston's motion for preliminary injuction was denied on May 27, 1994. The Corporation filed its opening brief in support of its appeal of the Bankruptcy Court's order denying the Corporation's motion for summary judgment on June 1, 1994. First National Bank of Boston filed its answering brief on June 15, 1994 and the Corporation's reply brief was filed on June 24, 1994.

         2. Columbia Gas Transmission Corporation v. The Columbia Gas System, Inc. and Columbia Natural Resources, Inc., C.A. No. 92-453. In this Intercompany Complaint, order granting the motion to withdraw jurisdictional reference was granted on May 25, 1994 and the matter placed before the District Court.

II.      Southwest Producer Litigation

         A. Columbia Gas Transmission Corporation v. New Ulm Gas, LTD., C.A. No. 01-92-01133-CV (U.S. Court of Appeals 1st District of Texas). On July 28, 1994, the Court of Appeals reversed the lower court's judgment against Columbia Transmission and remanded the matter to the trial court for proceedings not inconsistent with the Court of Appeals' opinion.

III.     Regulatory Matters

         A. Take-or-Pay and Contract Reformation Costs Billed by Pipeline Suppliers

                 1. Columbia Gas Transmission Corp., FERC Dkt. No. RP91-41, appeals pending sub nom., Baltimore Gas & Electric Co. v. FERC, C.A. No. 88-1779 U.S. Ct. of App., D.C. Cir.). On June 24, 1994 the Court of Appeals reversed the FERC's finding that the 1985 PGA Settlement did not bar Columbia Transmission's recovery of any of the upstream pipeline Order Nos. 500/528 costs. The case will be remanded to the FERC for a determination of which of such charges relate to Columbia Transmission's purchasing decisions prior to April 1, 1987. Columbia Transmission is presently assessing financial impact of this decision.

                          PART II - OTHER INFORMATION
                     ITEM 1 - LEGAL PROCEEDINGS (CONTINUED)

        B.       Direct Billing of Past Period Production and Production-
                 Related Costs

                 1. Columbia Gas Transmission Corp. v. FERC, C.A. No. 88-1701 (U.S. Ct of App., D.C. Circuit). On May 19, 1994, FERC asked the affected parties to brief the appropriate remedies for the filed rate doctrine and retroactive ratemaking violations. Columbia Transmission and other customers argued for full refunds with interest, whereas the pipelines argued for no refunds.

        C.       Pipeline Exit Fees

                          Columbia Gas Transmission Corporation, et al., Dkt No. RP94-113-000, et al. On June 30, 1994, FERC
                          approved an agreement between Columbia Transmission and Tennessee Gas Pipeline Company (Tennessee) which provided for a reduction and early termination of contracts in consideration for Columbia Transmission's payment of an exit fee of approximately $40 million. FERC rejected objections of several customers and permitted Columbia Transmission full recovery of the exit fee from its customers. The Bankruptcy Court had approved this settlement on November 15, 1993.

                          In June and July, 1994 Columbia Transmission filed with FERC and the Bankruptcy Court similar fee settlement agreements with four other pipelines providing for exit fees and cure costs totalling $68.1 million. The Bankruptcy Court approved the agreements on July 20, 1994.

IV.     Other

        A. Minerals Management Service (MMS). Columbia Gas Development has reached a settlement with the MMS providing audit closure relative to the MMS demands for additional royalties for the audit periods of October 1, 1983 to December 31, 1985 and January 1, 1986 to December 31, 1990. Under the terms of the settlement Columbia Development will remit to the MMS approximately $500,000 in additional royalties and interest and withdraw its administrative appeal and judicial appeals in case no. 3:92-CV2199-T.

V.      Environmental

        A. Columbia Gas Transmission Corp. v. Aetna Casualty & Surety Co., et al., C.A. No. 94-C-454. Several insurers received an extension of the time to respond to May 31, 1994.

                          PART II - OTHER INFORMATION
                     ITEM 1 - LEGAL PROCEEDINGS (CONTINUED)

        B. Commonwealth Gas Services/Virginia Department of Environmental Quality. Commonwealth is negotiating a Memorandum of Agreement for the voluntary remediation of a former Petersburg manufactured gas production site with the Virginia Department of Environmental Quality.

        C. Portsmouth Redevelopment and Housing Authority and Commonwealth Gas Services, Inc. (Commonwealth) v. BMI Apartment Associates, C.A. No. 2:93CV242, (U.S. Dist. Ct. E.D. Va., filed March 25, 1993). On July 22, 1994, this matter was settled. Commonwealth is negotiating a Memorandum of Agreement with the Virginia Department of Environmental Quality to begin addressing the environmental concerns at the site.

                          PART II - OTHER INFORMATION


  Item 2.      Changes in Securities

               None.

  Item 3.      Defaults Upon Senior Securities

               As of June 30, 1994, there were $1,349.8 million of the Corporation's senior securities in default as a result of the Chapter 11 filing. In addition, at the end of the 1994 second quarter $488.9 million of short-term indebtedness was also in default for nonpayment.

  Item 4.      Submission of Matters to Vote of Security Holders

               None.

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


                                        Financial
                   Item                Statements
                  Reported               Included          Date Filed
                  --------              ----------       --------------
                    5                     No             May 18, 1994
                    5                     No             May 31, 1994
                    5                     No             June 6, 1994
                    5                     No             June 30, 1994
                    5                     No             July 19, 1994
                    5                     No             July 21, 1994

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






                                       The Columbia Gas System, Inc.
                                     -----------------------------------
                                               (Registrant)





Date:  August 11, 1994           By:       /s/ Richard E. Lowe
                                    --------------------------------------------
                                          R. E. Lowe
                                          Vice President, Controller and
                                          Chief Accounting Officer

                                EXHIBIT INDEX


Exhibit No.                 Description
- - -----------                 -----------

    11                      Statement re Computation of Per Share Earnings

    12 Statements of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends