Form 10-Q
period 1994-09-30
COLUMBIA GAS SYSTEM INC
filed 1994-11-10
CIK 22099

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 /  X  /          OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 1994
                                              ------------------

/    /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


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

              SINCE JULY 31, 1991, THE COLUMBIA GAS SYSTEM, INC. AND ITS WHOLLY-OWNED SUBSIDIARY, COLUMBIA GAS TRANSMISSION CORPORATION, HAVE BEEN OPERATING UNDER BANKRUPTCY COURT PROTECTION PURSUANT TO CHAPTER 11 OF THE FEDERAL BANKRUPTCY CODE.


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes   X      No
                                              --------     ------


              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $10 Par Value: 50,563,335 shares outstanding at September 30, 1994.

                 THE COLUMBIA GAS SYSTEM, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994

                               TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I        FINANCIAL INFORMATION
- ------        ---------------------

Item 1        Financial Statements

              Statements of Consolidated Income                                       1

              Condensed Consolidated Balance Sheets                                   2

              Consolidated Statements of Cash Flows                                   3

              Consolidated Statements of Common Stock Equity                          4

              Notes                                                                   5


Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                          17


PART II       OTHER INFORMATION
- -------       -----------------

Item 1        Legal Proceedings                                                      42

Item 2        Changes in Securities                                                  46

Item 3        Defaults Upon Senior Securities                                        46

Item 4        Submission of Matters to a Vote of Security Holders                    46

Item 5        Other Information                                                      46

Item 6        Exhibits and Reports on Form 8-K                                       46

              Signature                                                              47

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

The Columbia Gas System, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                  Three Months                        Nine Months
                                                              Ended September 30,                  Ended September 30,
                                                              -------------------                  -------------------
                                                               1994         1993                    1994        1993
                                                              ------       ------                  ------      ------
                                                                                      (millions)
OPERATING REVENUES
  Gas sales                                                 $  204.0    $  426.3                $ 1,469.6  $ 1,917.5
  Transportation                                               131.3        87.0                    431.2      297.9
  Other                                                         51.2        52.2                    163.6      165.6
                                                           ----------  ----------                ---------  ---------
Total Operating Revenues                                       386.5       565.5                  2,064.4    2,381.0
                                                           ----------  ----------                ---------  ---------

OPERATING EXPENSES
  Products purchased                                            32.7       235.7                    692.2    1,102.1
  Operation                                                    204.2       193.7                    655.7      569.1
  Maintenance                                                   39.5        47.5                     95.3      100.0
  Depreciation and depletion                                    56.6        50.2                    191.2      174.3
  Other taxes                                                   35.7        35.9                    154.4      150.9
  Writedown of investment in Columbia LNG Corporation              -           -                        -       57.5
                                                           ----------  ----------                ---------  ---------
Total Operating Expenses                                       368.7       563.0                  1,788.8    2,153.9
                                                           ----------  ----------                ---------  ---------

OPERATING INCOME                                                17.8         2.5                    275.6      227.1
                                                           ----------  ----------                ---------  ---------

OTHER INCOME (DEDUCTIONS)
  Interest income and other, net                                 7.3         4.6                     33.4       15.4
  Interest expense and related charges*                        (18.7)      (74.7)                    (8.5)     (89.6)
  Reorganization items, net                                    (32.4)        2.5                    (20.1)       5.1
                                                           ----------  ----------                ---------  ---------
Total Other Income (Deductions)                                (43.8)      (67.6)                     4.8      (69.1)
                                                           ----------  ----------                ---------  ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       (26.0)      (65.1)                   280.4      158.0
Income Taxes                                                   (11.0)      (10.7)                   107.4       75.2
                                                           ----------  ----------               ----------  ---------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                  (15.0)      (54.4)                   173.0       82.8
   Cumulative effect of change in
   accounting for postemployment benefits                          -           -                     (5.6)         -
                                                           ----------  ----------               ----------  ---------

NET INCOME (LOSS)                                          $   (15.0)  $   (54.4)               $   167.4   $   82.8
                                                           ==========  ==========               ==========  =========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  (based on average shares outstanding)
  Before accounting change                                 $   (0.30)  $   (1.07)               $    3.42   $   1.64
  Change in accounting for postemployment benefits                 -           -                    (0.11)         -
                                                           ----------  ----------               ----------  ---------

EARNINGS (LOSS) ON COMMON STOCK                            $   (0.30)  $   (1.07)               $    3.31   $   1.64
                                                           ==========  ==========               ==========  =========

AVERAGE COMMON SHARES OUTSTANDING (thousands)                 50,560      50,559                   50,560     50,559

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* Due to the bankruptcy filings, estimated interest expense of approximately $58 million and $52 million has not been recorded for the three months ended September 30, 1994 and 1993, respectively, and approximately $171 million and $165 million has not been recorded for the nine months ended September 30, 1994 and 1993, respectively (see Note 2 of Notes to Consolidated Financial Statements).

Reference is made to the accompanying Notes and Management's Discussion and Analysis for information related to the Chapter 11 bankruptcy filings made by The Columbia Gas System, Inc., and Columbia Gas Transmission Corporation (a wholly-owned subsidiary) on July 31, 1991.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                   As of
                                                                                  ------------------------------------------
                                                                                  September 30, 1994       December 31, 1993
                                                                                  -------------------      -----------------
                                                                                      (unaudited)
ASSETS                                                                                           (millions)
PROPERTY, PLANT AND EQUIPMENT
  Gas utility and other plant, at original cost                                       $ 6,505.5              $ 6,329.8
  Accumulated depreciation and depletion                                               (3,145.0)              (3,048.4)
                                                                                      ----------             ----------
  Net Gas Utility and Other Plant                                                       3,360.5                3,281.4
                                                                                      ----------             ----------
  Oil and gas producing properties, full cost method                                    1,252.3                1,208.7
  Accumulated depletion                                                                  (640.2)                (600.0)
                                                                                      ----------             ----------
  Net Oil and Gas Producing Properties                                                    612.1                  608.7
                                                                                      ----------             ----------
Net Property, Plant and Equipment                                                       3,972.6                3,890.1
                                                                                      ----------             ----------

INVESTMENTS AND OTHER ASSETS                                                              312.6                  325.2
                                                                                      ----------             ----------

CURRENT ASSETS
  Cash and temporary cash investments                                                   1,557.0                1,340.4
  Accounts receivable, net                                                                385.6                  721.4
  Inventories                                                                             328.1                  237.9
  Prepayments                                                                              79.6                  124.6
  Other                                                                                    48.3                   63.0
                                                                                      ----------             ----------
Total Current Assets                                                                    2,398.6                2,487.3
                                                                                      ----------             ----------
DEFERRED CHARGES                                                                          280.5                  255.3
                                                                                      ----------             ----------
TOTAL ASSETS                                                                          $ 6,964.3              $ 6,957.9
                                                                                      ==========             ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity                                                                 $ 1,394.8              $ 1,227.3
  Long-term debt                                                                            4.3                    4.8
                                                                                      ----------             ----------
Total Capitalization                                                                    1,399.1                1,232.1
                                                                                      ----------             ----------
CURRENT LIABILITIES
  Accounts and drafts payable                                                             126.8                  184.4
  Accrued taxes                                                                            69.0                  129.5
  Estimated rate refunds                                                                  156.4                  277.8
  Estimated supplier obligations                                                          115.9                  146.3
  Transportation and exchange gas payable                                                  36.9                   66.8
  Other*                                                                                  288.9                  289.0
                                                                                      ----------             ----------
Total Current Liabilities                                                                 793.9                1,093.8
                                                                                      ----------             ----------
LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS                                           3,963.1                3,927.8
                                                                                      ----------             ----------
OTHER LIABILITIES AND DEFERRED CREDITS
  Income taxes, noncurrent                                                                345.1                  253.8
  Postretirement benefits other than pensions                                             234.8                  230.0
  Other                                                                                   228.3                  220.4
                                                                                      ----------             ----------
Total Other Liabilities and Deferred Credits                                              808.2                  704.2
                                                                                      ----------             ----------
TOTAL CAPITALIZATION AND LIABILITIES                                                  $ 6,964.3              $ 6,957.9
                                                                                      ==========             ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* Due to the bankruptcy filings, estimated accrued interest of approximately $694 million and $523 million has not been recorded as of September 30, 1994, and December 31, 1993, respectively (see Note 2 of Notes to Consolidated Financial Statements).

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                            Nine Months
                                                                                                        Ended September 30
                                                                                                    ---------------------------
                                                                                                       1994              1993
                                                                                                    ---------         ---------
                                                                                                              (millions)
OPERATIONS
  Cash received from customers                                                                    $ 2,265.1         $ 2,562.4
  Other operating cash receipts                                                                       153.5             168.4
  Cash paid to suppliers                                                                             (865.9)         (1,071.5)
  Interest paid                                                                                        (0.3)             (0.5)
  Income taxes paid                                                                                   (24.9)            (86.6)
  Other tax payments                                                                                 (171.9)           (164.1)
  Cash paid to employees and for other employee benefits                                             (407.2)           (395.5)
  Other operating cash payments                                                                      (431.5)           (308.0)
  Reorganization items, net                                                                             8.6               2.7
                                                                                                 -----------       -----------
Net Cash From Operations                                                                              525.5             707.3
                                                                                                 -----------        ----------
INVESTMENT ACTIVITIES
  Capital expenditures*                                                                              (282.3)           (226.7)
  Other investments - net                                                                              (4.2)              4.0
                                                                                                 -----------        ----------
Net Investment Activities                                                                            (286.5)           (222.7)
                                                                                                 -----------        ----------
FINANCING ACTIVITIES
  Retirement of long-term debt                                                                         (0.9)             (0.7)
  Increase (decrease) in other financing activities                                                   (21.5)             15.1
                                                                                                 -----------        ----------
Net Financing Activities                                                                              (22.4)             14.4
                                                                                                 -----------        ----------
INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                                       216.6             499.0
Cash and Temporary Cash Investments at Beginning of Year                                            1,340.4             820.6
                                                                                                 -----------        ----------
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30**                                            $  1,557.0         $ 1,319.6
                                                                                                 ===========        ==========


NET INCOME RECONCILIATION
  Net Income                                                                                     $    167.4         $    82.8
  Items Not Requiring (Providing) Cash from Operations
     Depreciation and depletion                                                                       191.2             174.3
     Deferred income taxes                                                                             79.8               3.2
     Amortization of prepayments for producer contract modifications                                      -              19.3
     Change in accounting for postemployment benefits                                                   5.6                 -
     Other - net                                                                                      (30.1)            144.8
  Net Change in Working Capital
     Accounts receivable, net                                                                         335.2             232.3
     Inventories                                                                                      (90.2)            (36.7)
     Accounts and drafts payable                                                                      (36.1)            (70.3)
     Estimated rate refunds                                                                          (106.6)             48.3
     Other working capital items                                                                        9.3             109.3
                                                                                                  ----------        ----------
NET CASH FROM OPERATIONS                                                                          $   525.5         $   707.3
                                                                                                  ==========        ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* Includes amounts transferred from interest paid, cash paid to employees and for other employee benefits and other operating cash payments.

** The Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY



                                                                                            As of
                                                                         -------------------------------------------
                                                                             September 30,         December 31,
                                                                                  1994                   1993
                                                                         ---------------------    ------------------
                                                                               (unaudited)
                                                                                         (millions)
COMMON STOCK EQUITY

 Common stock, $10 par value, authorized
  100,000,000 shares, outstanding 50,563,335
  shares and 50,559,225 shares, respectively                                 $   505.6             $   505.6

 Additional paid in capital                                                      601.9                 601.8

 Retained earnings                                                               357.3                 189.9

 Unearned employee compensation                                                  (70.0)                (70.0)
                                                                             ----------            ----------

TOTAL COMMON STOCK EQUITY                                                    $ 1,394.8             $ 1,227.3
                                                                             ==========            ==========


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

     The accompanying consolidated financial statements reflect all adjustments necessary, in the opinion of management, to present fairly the results of operations in accordance with generally accepted accounting principles applicable to a going concern. Such presentation contemplates the realization of assets and payment of liabilities in the ordinary course of business. As a result of reorganization proceedings under Chapter 11, the debtor companies may take, or be required to take, actions which may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the financial statements. The appropriateness of continuing to present consolidated financial statements on a going concern basis is dependent upon, among other things, the terms of the ultimate plan of reorganization and the ability to generate sufficient cash from operations and financing sources to meet obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary as a result of the outcome of the uncertainties discussed herein.

     The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1993 Annual Report on Form 10-K and the 1994 First and Second Quarter Form 10-Qs. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 presentation.

2.   Bankruptcy Matters

                           Reorganization Proceedings

     Under the Federal Bankruptcy Code, actions by creditors to collect prepetition indebtedness are stayed and other contractual obligations may not be enforced against either the Corporation or Columbia Transmission. As debtors-in-possession, both the Corporation and Columbia Transmission have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "rejection" means that the debtor companies are relieved from their obligations to perform further under the contract or lease but are

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

     subject to a claim for damages for the breach thereof. Any damages resulting from rejection are treated as general unsecured claims in the reorganization. The parties affected by these rejections have filed or may file claims with the Bankruptcy Court in accordance with bankruptcy procedures.

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

                             Intercompany Complaint

     On March 19, 1992, the Official Committee of Unsecured Creditors of Columbia Transmission (Columbia Transmission Creditors' Committee) filed a complaint (Intercompany Complaint) with the Bankruptcy Court alleging that the $1.7 billion of Columbia Transmission's secured and unsecured debt securities held by the Corporation should be recharacterized as capital contributions (rather than loans) and equitably subordinated to the claims of Columbia Transmission's other creditors. The Intercompany Complaint also challenges interest and dividend payments made by Columbia Transmission to the Corporation of approximately $500 million for the period from 1988 to the petition date and the 1990 property transfer from Columbia Transmission to Columbia Natural Resources, Inc. (CNR) as an alleged "fraudulent transfer". Based on the SEC standardized measurement procedures, CNR's properties had a reserve value of approximately $387 million as of December 31, 1993, a significant portion of which is attributable to the transfer from Columbia Transmission. At the request of the Bankruptcy Court, the trial proceedings for the Intercompany Complaint were transferred to the U. S. District Court for the District of Delaware (the District Court). On September 12, 1994, the trial for the Intercompany Complaint began in the District Court and concluded on October 25, 1994. Post trial briefs are scheduled to be filed in December 1994, and the judge is expected to render a decision in the first quarter of 1995.

     Management believes that the Intercompany Complaint is without merit; however, the ultimate outcome of these issues is uncertain at this stage of the proceedings. As noted under "Columbia Transmission's Proposed Plan of Reorganization," discussions with the Columbia Transmission Creditors' Committee with respect to the value of the estate and the matters raised in the Intercompany Complaint have not been successful. Since the standing and value of the Corporation's debt investment in Columbia Transmission are crucial to the determination of the value of the Corporation's estate, the Corporation's reorganization could be affected by the ultimate outcome of the Intercompany Complaint.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


            Columbia Transmission's Proposed Plan of Reorganization

     As discussed in the 1993 Annual Report on Form 10-K, the Corporation's and Columbia Transmission's discussions with the Columbia Transmission Creditors' Committee to negotiate a reorganization plan for Columbia Transmission and expedite emergence from Chapter 11 proceedings had been largely unsuccessful. Therefore, on January 18, 1994, Columbia Transmission filed, with the Corporation as cosponsor, a reorganization plan (plan) and a disclosure statement, for consideration by its creditors and other interested parties.

     The plan provides that Columbia Transmission will remain a wholly-owned subsidiary of the Corporation, will continue to offer an array of competitive transportation and storage services, and will retain ownership of its 18,800-mile pipeline network and related facilities.

     Subsequent to the filing of the plan, Columbia Transmission has had discussions directly with gas producers who have substantial claims against it. Despite months of negotiations and numerous offers of settlement, Columbia Transmission has been unable to reach agreement on a consensual reorganization plan with the Columbia Transmission Creditors' Committee. Columbia Transmission continues to consider various amendments to the plan as filed and intends to promulgate amended plan provisions when it is appropriate to do so.

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



                  Prepetition Obligations of Debtor Companies

     The accompanying consolidated balance sheet as of September 30, 1994, includes approximately $4.0 billion of liabilities subject to the Chapter 11 proceedings of the Corporation and Columbia Transmission as follows:


($ in millions)
- ---------------------------------------------------------------------
Corporation
  Total payable (primarily debt obligations)                  2,382.2
  Less:  payable to affiliates                                    4.9
                                                             --------
  Payable to nonaffiliates                                    2,377.3
                                                             --------
Columbia Transmission
  Total payable                                               3,789.4
  Less: payable to affiliates                                 2,203.6
                                                             --------
  Payable to nonaffiliates                                    1,585.8
- ---------------------------------------------------------------------

Liabilities Subject to Chapter 11 Proceedings                 3,963.1
- ---------------------------------------------------------------------

     Columbia Transmission's prepetition obligations include secured and unsecured debt payable to the Corporation, estimated supplier obligations, estimated rate refunds, accrued taxes and other trade payables and liabilities. Prepetition obligations of the Corporation primarily represent debentures, bank loans and commercial paper outstanding on the filing date together with accrued interest to that date. A substantial amount of Columbia Transmission's liabilities subject to Chapter 11 proceedings relate to amounts owed to the Corporation. Columbia Transmission's borrowings have been funded by the Corporation on a secured basis since June 1985 and are secured by mortgages and a cash collateral order approved by the Bankruptcy Court. On the petition date, the principal amount of the First Mortgage Bonds outstanding was $930.4
     million.    A secured inventory financing agreement of $410 million was also outstanding on the petition date. Prepetition and postpetition interest on secured debt owed by Columbia Transmission to the Corporation was $450.7 million at September 30, 1994. In addition to these secured claims, the Corporation has an unsecured claim against Columbia Transmission of $351 million in installment notes issued prior to 1985 and accrued interest to the petition date.

                       Producer Claims Estimation Process

     As a result of Columbia Transmission's bankruptcy petition filing in July 1991 and its rejection of more than 4,800 above- market gas purchase contracts with producers, Columbia Transmission had recorded liabilities of approximately one billion dollars for estimated contract rejection costs. In addition, approximately $200 million of take-or-pay and other miscellaneous producer claims had also been recorded.

     In 1992 the Bankruptcy Court approved the appointment of a claims mediator to implement a claims estimation procedure related to the rejected above-market producer

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

     contracts and other producer claims. On October 13, 1994, the claims mediator issued his Initial Report and Recommendation of the Claims Mediator on Generic Issues for Natural Gas Contract Claims (Report).
     The Report, which is subject to Bankruptcy Court review and approval, establishes the parameters within which producers must initially recalculate their contract rejection and take-or-pay claims. The recalculated claims will then be subject to challenge and audit and adjustment based upon claim specific issues. The Report generally validates the assumptions Columbia Transmission used earlier to estimate the total value of contract rejection claims filed by producers in the bankruptcy proceedings and clearly rules out most of the methods the producers utilized to derive grossly and legally improper amounts in their original claims which amounted to $13 billion.

     In management's opinion the $1.3 billion estimate previously reported still represents the worst plausible case for allowed contract rejection claims, although it is anticipated that initial recalculations by producers may well exceed that total. Further, Columbia Transmission does not believe the Report produces any basis which would cause it to change the amount it previously recorded for contract rejection (approximately one billion dollars) given the information currently available to it. However, following the review of the Report by Columbia Transmission and its counsel, Columbia Transmission has increased the $200 million reserve for take-or-pay and other miscellaneous producer claims by approximately $55 million in the third quarter of 1994. The $55 million reserve addition is composed of approximately $40 million for disallowance of recovery of recoupable take-or-pay proposed by the Report and approximately $15 million of additional prepetition interest on certain claims.

     While the Report uses a lower discount rate than that used by Columbia Transmission and recognizes certain proved undeveloped reserves, it directs that calculations of damages be based only on the amount by which a contract price exceeds a mitigation price and be discounted to a present value as of the petition date. Not addressed in this report are numerous contract specific issues that ultimately will be used in the estimation procedure to determine the allowable level of producer claims. Columbia Transmission is not able to calculate individual contract rejection claims at this time because it does not have adequate data for the producers on the proved undeveloped reserves or on planned gas development projects. This data will only become available, and subject to challenge and audit, when the individual producers make their recalculations.

                                Interest Expense

     Interest expense of the Corporation is not being accrued during bankruptcy, but an estimate is included in a footnote on the Statements of Consolidated Income and Consolidated Balance Sheets which was calculated based on an interpretation of the language governing the debt instruments or other guidelines, such as state laws, exclusive of any redemption premiums. The Official Committee of Unsecured Creditors of the Corporation has asserted claims for interest which exceeded calculated amounts by approximately $40 million at December 31, 1993. There are several factors to be considered in making these calculations that are subject to uncertainty as to their ultimate outcome in the bankruptcy proceeding, including the interest rates and method

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

     of calculation to be applied to overdue payments of principal and interest. In addition, the committee has asserted that approximately $110 million of redemption premiums should be paid on the high cost debt instruments to compensate investors for anticipated lower interest rates if the debt is refinanced. Amounts disclosed as committee assertions reflect, in part, interest rate markets in late 1993. Resolution of these issues will be dependent upon, among other items, interest rates and market conditions at the time of emergence from bankruptcy.

                             Accounting for Claims

     The resolution of bankruptcy related issues, including producer claims and the recent decision of the U. S. Court of Appeals for the District of Columbia Circuit regarding potential customer refunds (see page 11 for more information), could significantly influence future reported financial results. Accounting standards require that as claim amounts are allowed by the Bankruptcy Court, the full amount of the allowed claim must be recorded. This could result in liabilities being recorded which bear little relationship to the amounts ultimately required to be paid in settlement of those claims and could conceivably exceed the Corporation's total investment in Columbia Transmission. Any such distortion would not be corrected until final plans of reorganization are approved for the Corporation and Columbia Transmission.

                           Security Holder Litigation

     After the announcement on June 19, 1991, regarding the Corporation's probable charge to second quarter earnings and the suspension of its dividend, 17 complaints including purported class actions were filed against the Corporation and its directors and certain officers of the debtor companies in the District Court. The class actions, which generally allege violations of certain anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, have been consolidated.

     On October 31, 1994, the class action plaintiffs filed an amended and consolidated complaint against the non-debtor defendants in the District Court essentially alleging the same causes of action as the previously filed complaints. In addition, these plaintiffs filed a motion for class certification in both the Bankruptcy Court and the District Court. The plaintiffs also filed a motion seeking to withdraw the litigation against the Corporation from the Bankruptcy Court to the District Court. The suits against the Corporation continue to be stayed by the Bankruptcy Court filing. On November 1, 1994, the Corporation filed a motion that seeks to require the individual class action plaintiffs to file supplementary information with respect to their previously-filed proofs of claims. Any person not responding would be barred from asserting their claims pursuant to such procedures.

     Also in 1991, three derivative actions were filed in the Court of Chancery in and for New Castle County (Delaware) alleging that the Corporation's directors breached their fiduciary duties at that time. These suits have been stayed by either the Bankruptcy Court filing or by stipulation of the parties. While the Corporation and its officers and directors believe that they have meritorious defenses to these actions, the outcome is uncertain at this time.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


                                Customer Refunds

     Total customer claims in Columbia Transmission's bankruptcy proceedings relating to, or arising from, Columbia Transmission's contracts with its customers for sales, transportation, gas storage and similar services and other miscellaneous claims represent about 450 claims for a total of approximately $540 million as filed, plus a potentially substantial sum filed in undetermined amounts. The claims filed in undetermined amounts, which potentially could be significant, still remain to be resolved. Columbia Transmission believes it has resolved a portion of these customer claims due to the payment of certain refunds pursuant to a U.S. Court of Appeals for the Third Circuit (Third Circuit) decision. On April 21, 1994, Columbia Transmission issued refunds of approximately $139 million to its customers. The majority of these refunds were for overpayments Columbia Transmission and its customers previously made to upstream suppliers under the Federal Energy Regulatory Commission (FERC) Order Nos. 500 and 528 (Order 500/528). Other refund issues underlying customer claims include prepetition revenues collected subject to refund in general rate filings, purchased gas adjustment filings, and other upstream pipeline flowthrough filings.

     A significant portion of the customer claims is attributable to the Baltimore Gas & Electric Co. v. FERC litigation, in which various Columbia Transmission customers and others have challenged Columbia Transmission's right to recover Order 500/528 direct charges that were billed to Columbia Transmission by former upstream pipeline suppliers. On June 24, 1994, the
     U. S. Court of Appeals for the District of Columbia Circuit issued its decision in this case, reversing and remanding earlier FERC rulings that permitted Columbia Transmission to pass through to its customers all Order 500/528 charges incurred from Columbia Transmission's former pipeline suppliers which Columbia Transmission estimates to be approximately $125 million (principal). Interest on the $125 million would be approximately $40 million through the date that Columbia Transmission filed for bankruptcy protection under Chapter 11. The court ruled that Columbia Transmission's 1985 Purchased Gas Adjustment Settlement bars the recovery of some portion of such costs and ordered FERC to investigate the pipeline charges in question and to disallow the recovery of amounts attributable to Columbia Transmission's gas purchasing practices prior to April 1, 1987. In September 1994, Columbia Transmission filed a motion with FERC asking that it set procedures and hold a hearing to address issues raised by the court's decision. Certain customers have opposed this motion and have urged FERC to rule summarily that Columbia Transmission must refund all amounts previously collected, or in the alternative, order expedited procedures for determining what refunds Columbia Transmission owes its customers. Management has commenced settlement discussions with customers on this issue as well as other significant rate issues primarily related to FERC Order 636 (Order 636) transition costs. The accompanying financial statements do not reflect any reserves for this matter as it is not possible at this time to determine with any reliability the amount of Columbia Transmission's refund obligation. Management believes that any amounts ultimately determined to be due the customers upon conclusion of the required FERC proceedings are prepetition unsecured claims in the bankruptcy proceedings and, therefore, are not entitled to payment of postpetition interest.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



                           Customer Recoupment Rights

     During the third and fourth quarters of 1993, various customers of Columbia Transmission filed motions with the Bankruptcy Court, seeking authority to exercise alleged recoupment and setoff rights that are disputed by Columbia Transmission, whereby they would be permitted to reduce amounts owed to Columbia Transmission for current services against refunds owed to the customers by Columbia Transmission. These would include amounts which were not otherwise payable in full under a July 1993 Third Circuit decision, all customer refunds under the 1990 rate case settlement, and miscellaneous refunds not otherwise payable in full to them. Columbia Transmission estimates these refund claims to be approximately $216 million; however, the amount is subject to change as customers quantify their filed claims. The claims associated with the Baltimore Gas & Electric v. FERC litigation is also a matter included in the recoupment and set off motions filed by the customers.

     On October 20, 1993, the Bankruptcy Court approved an interim settlement under which customers continued to pay Columbia Transmission for services authorized by the FERC at approved rates, and Columbia Transmission has agreed to grant these customers a priority claim to the extent the Bankruptcy Court finds them entitled to recoupment rights. In January 1994, the Bankruptcy Court issued a procedural order whereby other customers were permitted to file recoupment and setoff motions by February 18, 1994. Customers, Columbia Transmission and other interested parties have filed summary judgment motions and responses on these issues, and these matters are currently pending before the Bankruptcy Court.

                         Internal Revenue Service Claim

     As reported in the 1993 Annual Report on Form 10-K, a settlement was negotiated with Internal Revenue Service (IRS) representatives on all of the issues included in the duplicate claims of $553 million which the IRS had filed against both debtor companies and the consolidated Columbia Gas System for tax deficiencies, interest and penalties for the years 1983-1990. The settlement was approved by the Joint Committee on Taxation of the U. S. Congress on June 30, 1994, and the Bankruptcy Court on October 12, 1994. The settlement reduced the original claim to approximately $112 million. The final cost of the settlement is expected to be about $46 million after taking into consideration certain tax deductions that become available in subsequent years. The after-tax impact of the settlement had been previously recorded.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



                 Financial Information for the Debtor Companies

     Below is condensed financial information for the Corporation and Columbia Transmission as of, and for the nine month period ended September 30, 1994. The prior periods are consistent with the presentation of 1994 information in the consolidated financial statements contained herewith:

                                                 Corporation                        Columbia Transmission
                                            ---------------------                   ---------------------
                                                    As of                                   As of
                                       --------------------------------        ------------------------------
                                       September 30,       December 31,        September 30,     December 31,
         ($ in millions)                    1994               1993                1994              1993
         ----------------------------------------------------------------------------------------------------
          Current assets
           Cash and temporary
            cash investments              279.6               128.7             1,267.6           1,209.2
           Other                          162.2               168.7               340.5             461.8
           Total current assets           441.8               297.4             1,608.1           1,671.0
         Current liabilities              (19.6)              (19.2)             (392.6)           (629.6)
         ----------------------------------------------------------------------------------------------------

         Working capital                  422.2               278.2             1,215.5           1,041.4
         Noncurrent assets              3,563.4             3,476.4             2,263.7           2,269.4
         Estimated liabilities subject
           to Chapter 11 proceedings   (2,382.2)           (2,382.2)           (3,789.4)         (3,649.4)
         Noncurrent liabilities          (208.6)             (145.1)             (179.8)           (178.6)
         ----------------------------------------------------------------------------------------------------

         NET EQUITY                     1,394.8             1,227.3              (490.0)           (517.2)
         ====================================================================================================

                                                  Nine Months                           Nine Months
                                             Ended September 30,                     Ended September 30,
                                      -----------------------------------      ------------------------------
         ($ in millions)                    1994               1993                1994              1993
         ----------------------------------------------------------------------------------------------------
         Operating revenues                   -                   -               536.0           1,189.7
         Operating expenses                 6.2                 5.7               384.3           1,037.4
         ----------------------------------------------------------------------------------------------------

         Operating income (loss)           (6.2)               (5.7)              151.7             152.3
         Other income (deductions)        238.2               144.6              (108.0)           (163.3)
         Income taxes                      64.6                56.1                13.4               5.7
         Change in accounting                 -                   -                (3.1)                -
         ----------------------------------------------------------------------------------------------------

         NET INCOME (LOSS)                167.4                82.8                27.2             (16.7)
         ====================================================================================================

         NET CASH FROM OPERATIONS          61.2                61.1               138.4             382.9
         ====================================================================================================

3.       Environmental Matters

         As discussed in the 1993 Form 10-K, the Corporation's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices that subsequently were determined to be

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

         environmentally unsound. Comprehensive reviews of compliance with existing environmental standards, including review of operating activities through site reviews, identification of potential site problems and formulation of remediation programs are being conducted. As these self-assessment programs continue, it is likely that additional compliance costs will be identified and become subject to reasonable quantification.

         As previously reported, in 1992 Columbia Transmission received a Subpoena and Information Request (Request) from the United States Environmental Protection Agency (EPA) Region III regarding Columbia Transmission's past and current environmental practices. In September 1994, Columbia Transmission and the EPA signed agreements that will give the agency oversight responsibility for an ongoing environmental remediation program started in 1990 and that impose penalties of $4.9 million on Columbia Transmission for alleged violations regarding the use and disposal of polychlorinated biphenyls (PCBs). Columbia Transmission believes that it has meritorious defenses to the alleged violations, but chose not to pursue lengthy and expensive litigation of the issues that gave rise to the penalty. Columbia Transmission also entered into related agreements with the environmental agencies of Pennsylvania and Kentucky. On October 24, 1994, Columbia Transmission filed motions with the Bankruptcy Court seeking approval of the EPA, Pennsylvania and Kentucky agreements.

         Columbia Gulf has continued its site characterization studies at various locations during 1994, and in September 1994 recorded additional accruals of $10.1 million for environmental matters of which a portion was recovered in current period revenues. The additional accruals are for newly discovered PCB and hydrocarbon contamination at certain compressor station sites and screening for possible exposure at other locations and for cleanup of various
         station sites, pipeline drip sites, and measurement sites.   Where the
         screenings identify additional exposure, the costs of remediation will be quantified, and additional accruals may become necessary.

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

         By orders issued July 27, 1994, and September 28, 1994, the FERC determined that the proposed peaking operation is in the public interest; however, the proposal to charge customers market based rates was denied. The September 28, 1994, order, which directed the partnership to use cost of service based rates, also contained certain rate base determinations which allowed only a portion of Columbia LNG's current rate base to be used in the calculation of the cost based rates. If the project

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

         proceeds, this action would result in significantly lower projected revenues for the partnership.

         On October 12, 1994, a request for reconsideration of the rate base issues was filed with FERC.

         The recovery of the Corporation's remaining investment in Columbia LNG of $11.6 million will be dependent upon successful implementation of the partnership and related business plan.

5.       Accounting Change for Postemployment Benefits

         Effective January 1, 1994, the Corporation adopted the Financial Accounting Standards Board's statement SFAS No. 112, "Employers' Accounting for Postemployment Benefits". This statement requires employers to recognize obligations which exist to provide benefits to former or inactive employees after employment, but before retirement. Such benefits include, but are not limited to, salary continuation, supplemental unemployment, severance, disability, job training, counseling, and continuation of benefits such as health care and life insurance coverage.

         The adoption of this statement resulted in an accrual of $14.4 million of which $5.6 million was deferred by certain of the distribution subsidiaries as a regulatory asset pending rate recovery authorization from their respective state commissions. The after-tax effect of the remainder reduced net income by $5.6 million.

6.       Leveraged Employee Stock Ownership Plan (LESOP)

         On March 2, 1993, the Trustee for the Indenture, under which debentures were issued by the Employees Thrift Plan of Columbia Gas System (Thrift Plan), filed a complaint against the Corporation in the Bankruptcy Court. The Trustee alleges that matching payments made by the Corporation to the Thrift Plan should have been allocated to pay debt service on the outstanding debentures instead of credited to the employees' accounts.

         On March 24, 1994, the Bankruptcy Court denied the Corporation's motion for summary judgment and on April 22, 1994, the Corporation filed a motion for leave to appeal the ruling of the Bankruptcy Court which was granted May 18, 1994. Oral argument in the Corporation's appeal was held before the U.S. District Court for the District of Delaware on October 27, 1994. If the Corporation's appeal is denied, the matter will proceed to trial. The Corporation believes that it has meritorious defenses to the Indenture Trustee's claims and that the nonpayment of LESOP debt will not affect the participants' benefits under the plan.

7.       Oil and Gas Producing Properties

         Under the full cost method of accounting for oil and gas properties, all productive and unproductive costs directly identified with acquisition, exploration, and

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

         development activities are capitalized in a countrywide cost center. At September 30, 1994, the capitalized costs exceeded the sum of the estimated present value of future oil and gas revenues. However, since that date, oil and gas prices recovered such that the present value of future revenues exceeded the capitalized costs and, therefore, no charge to earnings is required.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        STATUS OF BANKRUPTCY PROCEEDINGS

A summary of events relating to the bankruptcy proceedings that have occurred subsequent to the information reported in the 1994 Second Quarter Form 10-Q is as follows:

Intercompany Complaint

On September 12, 1994, the U.S. District Court for the District of Delaware (District Court) began trial proceedings for the Intercompany Complaint filed by Columbia Transmission Creditors' Committee which were concluded on October 25, 1994. (See Note 2, page 6 for a discussion of the Intercompany Complaint.)

Interest on Restricted Investment Accounts

On February 18, 1994, Columbia Transmission filed a petition with FERC seeking a declaration that Columbia Transmission's interest expense obligations with respect to restricted investment account (RIA) funds be limited to the interest income actually earned rather than the higher interest rate prescribed by FERC. Following a review of protests made by numerous customers, FERC determined that Columbia Transmission must disburse the RIA funds with interest actually earned on the RIA funds while in the RIA account which was established in March 1993, and with interest at the FERC prescribed rate for the period of time before the RIA was created on any RIA funds Columbia Transmission had in its possession before being deposited into the RIA. In the second quarter of 1994, Columbia Transmission recorded additional interest expense of $0.9 million for this issue. On October 5, 1994, the FERC denied the customers' request for rehearing of this order.

West Virginia Property Tax Appeal

In February 1992 Columbia Transmission filed a motion in the Bankruptcy Court for an order authorizing payment of approximately $6.7 million of personal property taxes assessed by the State of West Virginia as postpetition priority administrative expenses under the Federal Bankruptcy Code. The Bankruptcy Court denied the motion finding that the obligation of Columbia Transmission to pay the taxes arose when it owned and operated the property in 1990, prior to its July 1991 bankruptcy petition filing. This decision was appealed to the District Court which affirmed the order of the Bankruptcy Court. The District Court's decision was appealed by the State of West Virginia Department of Tax and Revenue and Columbia Transmission to the United States Court of Appeals for the Third Circuit (Third Circuit) which on October 5, 1994, affirmed the District Court's ruling that the West Virginia property taxes are not entitled to administrative expense treatment under the Federal Bankruptcy Code.

Investment Guidelines

In September 1994, the Third Circuit affirmed in part the decision of the District Court reversing a previous Bankruptcy Court decision on investment guidelines that would have

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  STATUS OF BANKRUPTCY PROCEEDINGS (CONTINUED)

allowed the Corporation and Columbia Transmission to invest their excess cash in high grade corporate securities as well as government securities. The Third Circuit held that provisions of the Federal Bankruptcy Code restrict such investments to securities issued or backed by the U.S. government. Columbia Transmission and the Corporation have since realigned investments made with cash accumulated since the bankruptcy petition to comply with the Third Circuit decision. Since this ruling limits investment opportunities, the amount of interest which could be earned may be reduced.

Claims Mediator

On October 13, 1994, the Claims Mediator issued his initial report regarding a uniform methodology for calculating claims for gas purchase contracts Columbia Transmission rejected after filing for Chapter 11 protection on July 31, 1991. Columbia Transmission views the initial report as a positive step that will advance the reorganization process for both Columbia Transmission and the Corporation. The uniform methodology for calculating producers' claims, however, is only one step in the claims estimation process. The mediator's recommendations ultimately must be considered by the Bankruptcy Court and all producers must recalculate and resubmit their claims based upon the mediator's methodology. There will also be an opportunity for Columbia Transmission and others to respond and object to those recalculated claims. (See Note 2, page 8, for a discussion of this issue.)

Internal Revenue Service Claim

On October 12, 1994, the Bankruptcy Court approved a settlement with the Internal Revenue Service (IRS) that resolves all of the issues included in the $553 million claim filed by the IRS. (See Note 2, page 12, for a discussion of this issue.)

Exclusivity Periods

The Corporation and Columbia Transmission filed motions with the Bankruptcy Court requesting approval to extend the period in which they have exclusive rights to file and/or amend their Chapter 11 reorganization plans to the earlier of April 18, 1995, or 90 days following the issuance of the District Court's decision in the trial proceedings for the Intercompany Complaint (see
Note 2, page 6, for a discussion of this issue). The Columbia Transmission Creditors' Committee filed a motion with the Bankruptcy Court requesting termination of Columbia Transmission's exclusivity period. It is expected that the Bankruptcy Court will hear both motions for the requested extension at its next scheduled hearing on November 16, 1994.

                        PART 1 - FINANCIAL INFORMATION
               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                     GAS SALES AND TRANSPORTATION REVENUES

                                                                  Three Months                        Nine Months
                                                               Ended September 30,                 Ended September 30,
                                                            -----------------------               --------------------
                                                            1994              1993                 1994          1993
                                                           ------           -------                -----        ------
                                                                                    (millions)
     Residential                                         $  102.2         $  101.6              $  861.1     $  842.0
     Commercial                                              33.8             33.9                 333.2        325.6
     Industrial                                              39.5             38.8                 146.5        100.7
     Wholesale                                               21.5            246.6                 110.2        613.0
     Other                                                    7.0              5.4                  18.6         36.2
     Transportation                                         131.3             87.0                 431.2        297.9
                                                         ---------        ---------             ---------    ---------

      TOTAL                                              $  335.3         $  513.3              $1,900.8     $2,215.4
                                                         =========        =========             =========    =========





                      OPERATING INCOME (LOSS) BY SEGMENT


                                                                  Three Months                        Nine Months
                                                               Ended September 30,                 Ended September 30,
                                                            -----------------------               --------------------
                                                             1994             1993                 1994           1993
                                                            ------          -------                -----          -----
                                                                                    (millions)
     Oil and Gas                                        $     4.2        $     7.0             $    27.4    $     38.2

     Transmission                                            42.1             26.1                 169.3         107.7*

     Distribution                                           (26.9)           (20.8)                 72.0          90.2

     Other Energy                                             0.7             (7.9)                 13.1          (3.3)

     Corporate                                               (2.3)            (1.9)                 (6.2)         (5.7)
                                                        ----------       ----------           -----------   ------------

          TOTAL                                         $    17.8        $     2.5            $    275.6    $    227.1
                                                        ==========       ==========           ===========   ============


*Includes a $57.5 million writedown in the investment in Columbia LNG Corporation's Cove Point LNG facility.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                        COMPARATIVE GAS OPERATIONS DATA


                                                                          Three Months                   Nine Months
                                                                      Ended September 30,             Ended September 30,
                                                                    -----------------------        ------------------------
                                                                       1994       1993                1994        1993
                                                                       -----      -----               -----      ------
THROUGHPUT (BCF)
- ----------------


   SALES
      Residential                                                     11.1          11.6              137.4      131.3
      Commercial                                                       5.2           5.4               59.6       57.3
      Industrial                                                      18.2          16.0               56.7       33.2
      Wholesale                                                       19.7          81.5               58.5      223.5
      Other                                                            8.5           9.2               25.7       27.8
      Intersegment eliminations                                       (8.0)        (44.0)             (25.7)     (85.5)
                                                                   --------      --------           --------   --------
         Total Sales Volumes                                          54.7          79.7              312.2      387.6
                                                                   --------      --------           --------   --------

   TRANSPORTATION
      Market Area
         Transmission                                                150.5         167.7              750.2      596.1
         Distribution                                                 52.5          48.5              168.0      160.4
      Columbia Gulf
         Main-line                                                   136.4         136.8              475.7      425.8
         Short-haul                                                  118.6         152.3              438.4      450.2
      Intersegment eliminations                                     (241.6)       (287.4)          (1,032.3)    (937.0)
                                                                   --------      --------          ---------   --------
         Total Transportation Volumes                                216.4         217.9              800.0      695.5
                                                                   --------      --------          ---------   --------

   Total Throughput                                                  271.1         297.6            1,112.2    1,083.1
                                                                   ========      ========           ========   ========



SOURCES OF GAS SOLD (BCF)
- -------------------------

   Purchased                                                         103.3         179.2              350.4      467.7
   Produced                                                           16.4          17.4               49.8       54.6
   Exchange                                                            0.2          (3.8)              (3.5)     (13.4)
   Storage withdrawals (injections)                                  (49.7)        (58.9)             (34.2)     (14.3)
   Other, net                                                         (7.5)        (10.2)             (24.6)     (21.5)
   Intersegment eliminations                                          (8.0)        (44.0)             (25.7)     (85.5)
                                                                   --------      --------           --------   --------
      Total                                                           54.7          79.7              312.2      387.6
                                                                   ========      ========           ========   ========



DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)
- --------------------------------------------

   Actual                                                               98           119              3,859      3,597
   Normal                                                               41            41              3,568      3,566
   % Colder (warmer) than normal                                       139           190                  8          1
   % Colder (warmer) than prior period                                 (18)           (6)                 7          3

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS

THREE MONTHS RESULTS

                               Net Income (Loss)

For the third quarter of 1994 the Corporation had a net loss of $15 million, or $0.30 per share, compared to a net loss of $54.4 million, or $1.07 per share in the same period last year. Both periods contained unusual and bankruptcy related items as listed below. Absent these items the Corporation had net income of $9.4 million in the current quarter, an increase of $8.7 million over last year primarily due to improved results from the transmission segment.

                      Bankruptcy Related and Unusual Items
                         After-tax Effect on Net Income
                                   (millions)

                                                                                   Three Months
                                                                               Ended September 30,
                                                                             -------------------------
                                                                               1994              1993
                                                                             -------           -------
   Bankruptcy Related Items:
     Estimated interest costs not recorded on prepetition debt                $ 37.7           $ 33.8
     Professional fees and related expenses                                     (8.4)            (7.0)
     Producer claim adjustments                                                (35.4)               -
   Unusual Items:
     Impact of transmission rate items                                         (13.7)               -
     IRS settlement                                                                -            (40.4)
     Environmental reserve addition                                             (2.6)           (13.0)
     Increased income tax rate to 35%                                              -             (9.8)
     Employee severance expense                                                 (2.0)            (8.8)
     Miscellaneous other items                                                     -             (9.9)
                                                                              -------          -------
   Total adjustments                                                          $(24.4)          $(55.1)
                                                                              =======          =======

Not included in the above adjustments is the after-tax effect of interest earned on accumulated cash while in Chapter 11 of $11.6 million and $7.1 million, for 1994 and 1993, respectively. Adjusting for interest earned, combined with the adjustment for estimated interest costs on prepetition debt, would in the aggregate overstate the effect of interest expense to the extent the accumulated cash would have been used, in the absence of the Corporation's bankruptcy, to reduce the amount of debt outstanding.

                            Operating Income (Loss)

Oil and Gas

The oil and gas segment had operating income of $4.2 million for the three months ended September 30, 1994, down $2.8 million from the same period last year. The decline primarily reflects higher depletion expense partially offset by a third quarter 1993 reserve of $5.4 million for a royalty dispute. Also contributing to the current period decrease was lower gas production and prices, both down by 6 percent when compared to last year.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       CONSOLIDATED RESULTS (CONTINUED)

Transmission

The transmission segment had operating income of $42.1 million, an increase of $16 million over the third quarter of 1993. This increase primarily results from decreased environmental reserves of $17.1 million, the effect of prior period expense associated with contract reformation costs, and an adjustment this year to a reserve concerning a pricing dispute. These improvements were tempered by the net impact of several unusual regulatory issues in the current period. These included a decrease that resulted from a timing change for the recovery of certain storage service transportation costs and a lower cost-of-service level currently being collected due to the sale of storage. Partially offsetting the decrease was the collection this year of certain prior period gas costs due to Columbia Transmission's 1993 cost of gas meeting certain competitive tests.

Distribution

The distribution segment had an operating loss of $26.9 million for the three months ended September 30, 1994, compared to a loss of $20.8 million last year. The results reflected higher current period operating expenses. The prior period improvement for the recovery of certain costs associated with the implementation of Statement of Financial Accounting Standard No. 109 (Accounting for Income Taxes) was offset in income tax expense and, therefore, had no effect on after-tax income. The increase in operating expenses was largely due to higher property taxes and depreciation expense and increased costs associated with programs designed to improve customer services.
Operating results for the distribution segment are expected to improve as new rates resulting from recent regulatory settlements are put into effect.

Other Energy

Operating income for other energy operations of $0.7 million, increased $8.6 million over last year due largely to the recording of $6.3 million in 1993 for costs associated with the Columbia Gas System Service Corporation's re-engineering program, as well as improved results from propane operations and gas marketing activities.

                           Other Income (Deductions)

For the quarter ended September 30, 1994, income decreased $43.8 million for Other Income (Deductions), whereas income was reduced $67.6 million for the same period last year. The current period includes prepetition interest expense of $14.9 million for estimated producer claims against Columbia Transmission based on an initial interpretation of the claims mediator's report (see Note 2, page 8, for a discussion of this issue). In the prior period recording the expected terms of the IRS settlement increased expense $63.5 million. Income was also decreased in 1993 for a reserve established for pipeline partnerships and the writedown of a cogeneration project. Reorganization Items, Net reduced income $32.4 million due to the recording of a reserve of approximately $40 million for the principal portion of the estimated producer claims mentioned above, together with increased

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

professional fees and related expenses of $1.8 million. These decreases were partially offset by higher interest earned of $6.9 million on accumulated cash. Benefitting both 1994 and 1993 was the impact of not accruing interest expense on prepetition debt obligations estimated to be $58 million and $52 million, respectively.

NINE MONTHS RESULTS

                                   Net Income

Net income for the first nine months of 1994 was $167.4 million, or $3.31 per share, an increase of $84.6 million, or $1.67 per share over the same period in 1993. After adjusting both periods for bankruptcy related and unusual items net income was $111.7 million and $112.5 million in 1994 and 1993, respectively. Listed below are the bankruptcy related and unusual items for both nine month periods.

                      Bankruptcy Related and Unusual Items
                         After-tax Effect on Net Income
                                   (millions)

                                                                                   Nine Months
                                                                               Ended September 30,
                                                                             -----------------------
                                                                               1994            1993
                                                                             -------         -------
   Bankruptcy Related Items:
     Estimated interest costs not recorded on prepetition debt                $111.2         $107.3
     Professional fees and related expenses                                    (21.1)         (20.0)
     Producer claim adjustments                                                (35.4)             -
   Unusual Items:
     IRS settlement adjustments                                                 10.3          (40.4)
     Reserve adjustments for royalty dispute                                     3.2           (3.5)
     Impact of transmission rate items                                           1.1            5.8
     Change in accounting for postemployment benefits                           (5.6)            -
     Employee relocation and severance costs                                    (4.1)          (9.2)
     Environmental reserve additions                                            (3.9)         (15.6)
     Cove Point LNG facility writedown                                             -          (37.9)
     Increased income tax rate to 35%                                              -           (9.8)
     Miscellaneous other unusual items                                             -           (6.4)
                                                                              --------      --------
   Total adjustments                                                          $ 55.7         $(29.7)
                                                                              ========      ========


                            Operating Income (Loss)
Oil and Gas

The oil and gas segment reported operating income of $27.4 million for the first nine months of 1994, down $10.8 million from last year due primarily to higher depletion expense resulting from depressed energy prices, partially offset by the reversal in the current period of a reserve established last year for a royalty dispute due to a settlement with the Minerals Management Service. Also depressing 1994 results was lower gas production of 4.8 Bcf, or 9 percent, and a decline of $1.92 per barrel, or 11 percent for oil and liquids prices in 1994.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


Transmission

Operating income for the transmission segment increased by $61.6 million, to $169.3 million due largely to the recording of a $57.5 million writedown in the prior period for the Cove Point LNG facility and the effect of lower reserve additions for environmental costs as well as an improvement for the full period effect of increased demand for firm transportation services. These increases were partially offset by the impact of several unusual regulatory issues discussed previously.

Distribution

Distribution segment operating income of $72 million reflects a decrease of $18.2 million from last year primarily due to higher operating expenses reflecting the costs associated with implementing new customer services under Order 636, higher gross receipts taxes, increased property taxes and an increase in depreciation expense. Favorable regulatory settlements reached in most of Distribution's service territories during 1994 are expected to lead to improved operating results for this segment.

Other Energy Operations

Other energy operations had operating income of $13.1 million, an increase of $16.4 million over the prior period due to the 1993 recording of reengineering costs for the Columbia Gas System Service Corporation and the subsequent recovery of a portion of these costs in the current period. Also contributing to the increase was improved margins and sales volumes for propane operations as well as increased gas marketing activities.

                           Other Income (Deductions)

Other Income (Deductions) increased income for the first nine months of 1994 by $4.8 million compared to a decrease to income of $69.1 million last year. In addition to the effect of the 1993 and 1994 third quarter items mentioned previously, current period income improved $21 million for the reversal of a previously recorded reserve for carrying charges related to prior period exchange activity and a $15.8 million reserve reduction to reflect lower interest rates for the IRS settlement. Reorganization Items, Net reduced income $25.2 million from last year reflecting the $40 million reserve for producer claims mentioned previously and $1.2 million higher professional fees and related expenses. These decreases were partially offset by $16 million higher interest on accumulated cash.

Income was improved approximately $171 million in 1994 and $165 million last year from not accruing interest expense on prepetition debt obligations. (Since the July 31, 1991 bankruptcy filing, the estimated effect of not accruing interest expense on prepetition debt obligations totals approximately $694 million. However, the actual interest that will ultimately be paid pursuant to the final plans of reorganization could differ significantly and cannot be determined at this time.)

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


Liquidity and Capital Resources

Net cash flow from operations for the first nine months of 1994 decreased $181.8 million to $525.5 million, due largely to nonaffiliated customer refunds made under Order 500/528 in April of this year together with the effect of a prior period improvement for refunds received from certain pipelines. The effect of eliminating Columbia Transmission's merchant function when it implemented Order 636, in November 1993, resulted in decreased cash received from customers for gas sales and also reduced cash needed for supplier purchases. To meet their gas requirements customers are making increased use of transportation services which partially offset the impact from the absence of Columbia Transmission's merchant function. In addition, increased cash received from customers for the distribution segment due to colder first quarter weather was more than offset by an increase in payments to suppliers for the nine months reflecting higher average gas costs. Cash flow was improved $61.7 million for reduced income tax payments due primarily to lower projected taxable income in 1994.

On September 15, 1994 the Corporation converted its $100 million debtor-in-possession borrowing facility to a $25 million letter of credit facility (DIP Facility) with Chemical Bank (Chemical). The DIP Facility will expire on December 31, 1995, unless extended by mutual agreement between the Corporation and Chemical. As of October 31, 1994, $13.7 million of letters of credit were outstanding under the DIP Facility. It is expected that the Corporation's liquidity needs can be satisfied by internally generated funds. As of October 31, 1994, the Corporation and its subsidiaries, excluding Columbia Transmission, had $232.5 million invested in money market instruments.

The liquidity needs of Columbia Transmission are being satisfied by internally generated funds. Columbia Transmission also maintains a DIP facility with Chemical solely for the issuance of letters of credit for up to $25 million.
As of October 31, 1994, the balance of outstanding letters of credit under Columbia Transmission's DIP facility was $1.8 million. The expiration date of Columbia Transmission's DIP Facility is December 31, 1995, unless extended by mutual agreement between Columbia Transmission and Chemical. As of October 31, 1994, Columbia Transmission had $1,219.8 million invested in money market instruments through a wholly- owned subsidiary, Columbia Transmission Investment Corporation.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             OIL AND GAS OPERATIONS

                                                                          Three Months                   Nine Months
                                                                      Ended September 30,            Ended September 30,
                                                                      -------------------            -------------------
                                                                        1994      1993                 1994       1993
                                                                       ------    ------               ------     ------
                                                                                            (millions)
OPERATING REVENUES
   Gas                                                                $ 35.2    $ 37.9               $ 114.6   $ 121.7
   Oil and liquids                                                      14.7      14.2                  41.7      44.8
                                                                     --------  --------              --------  --------
Total Operating Revenues                                                49.9      52.1                 156.3     166.5
                                                                     --------  --------              --------  --------

OPERATING EXPENSES
   Operation and maintenance                                            21.1      25.0                  57.3      65.3
   Depreciation and depletion                                           21.8      18.2                  62.6      54.5
   Other taxes                                                           2.8       1.9                   9.0       8.5
                                                                     --------  --------              --------  --------
Total Operating Expenses                                                45.7      45.1                 128.9     128.3
                                                                     --------  --------              --------  --------

OPERATING INCOME                                                     $   4.2   $   7.0               $  27.4   $  38.2
                                                                     ========  ========              ========  ========


GAS PRODUCTION STATISTICS

Production (Bcf)                                                        16.4      17.4                  49.8      54.6

Average Price ($/Mcf)                                                   2.04      2.17                  2.22      2.23


OIL AND LIQUIDS PRODUCTION STATISTICS

Production (000Bbls)                                                     920       903                 2,788     2,658

Average Price ($/Bbl)                                                  15.93     15.68                 14.92     16.84

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OPERATIONS (CONTINUED)

                       OIL AND GAS OPERATIONS (CONTINUED)

Drilling Activities

During the third quarter of 1994, Columbia Gas Development Corporation (Columbia Development) began drilling operations on 12 wells. Four of these wells were productive, four were plugged and abandoned, and the remaining four were still underway at the end of the quarter. During 1994, Columbia Development has drilled 48 wells (27.7 net). Of these wells, 36 were successful and two others appear to be productive. In Columbia Development's Austin Chalk drilling program in central Texas all 30 wells drilled during this year have been successful.

Columbia Natural Resources participated in the drilling of 40 Appalachian area development wells during the third quarter of 1994, with a success rate of 83 percent. For the first nine months of 1994, 72 development wells have been drilled, with an 86 percent success rate. During the current quarter and year-to-date 1994, Columbia Natural Resources successfully completed 19 and
33.3 net wells, respectively.

Volumes

Gas production decreased by 1 Bcf and 4.8 Bcf in the third quarter and first nine months of 1994, respectively, reflecting production declines in both the Appalachian and Southwest areas. The Appalachian gas production decline was due to reduced deliverability resulting from the replacement and repair of pipelines and compressor facilities serving various wells. The decline in Southwest gas production was due to a production problem on an offshore well during the third quarter and normal production declines in older wells. Columbia Development's horizontal drilling program continues to increase oil production which was higher in the third quarter and the first nine months of 1994 over last year by 17,000 barrels and 130,000 barrels, respectively.

Revenues

Reduced gas revenues of $2.7 million and $7.1 million in the current three and nine month periods was primarily due to the gas production declines. A decline in average gas prices of 6 percent to $2.04 per Mcf in the third quarter of 1994 also contributed to the decrease in gas revenues in the current period. The average gas price for the first nine months of 1994 was essentially unchanged from the prior year.

For the three months ended September 30, 1994, revenues from oil and liquids increased by $0.5 million from the same period last year to $14.7 million due to the increase in production while average oil prices were relatively unchanged. However, oil revenues for the first nine months of 1994 were down as the impact on revenues of production increases was more than offset by significantly lower average prices for oil and liquids in 1994.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OPERATIONS (CONTINUED)

                       OIL AND GAS OPERATIONS (CONTINUED)




Operating Income

For the third quarter of 1994, operating income of $4.2 million was down $2.8 million from last year. The decline reflects an increase in depletion due to depressed energy prices and lower operating revenues. The impact of these decreases was partially offset by lower operation and maintenance expense due primarily to the recording of a $5.4 million reserve associated with a royalty dispute in the third quarter of 1993.

For the nine-month period ending September 30, 1994, operating income decreased $10.8 million, to $27.4 million due to higher depletion expense and lower operating revenues. These changes were partially offset by the combined effect of the recording of a reserve for the royalty dispute in 1993 and the subsequent reversal of this reserve in the second quarter of 1994.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                            TRANSMISSION OPERATIONS

                                                                         Three Months                   Nine Months
                                                                      Ended September 30,            Ended September 30,
                                                                   -----------------------         ----------------------
                                                                      1994         1993              1994         1993
                                                                      -----        -----             -----        -----
                                                                                        (millions)
NET REVENUES
   Sales revenues                                                  $   (3.1)   $  372.5          $    6.3     $  884.4
   Transportation revenues                                            162.8        89.6             542.8        300.8
   Storage revenues                                                    37.1        29.7             108.0         87.9
                                                                   ---------   ---------         ---------    ---------
   Total revenues                                                     196.8       491.8             657.1      1,273.1
   Less: Associated cost of gas                                        (8.6)      310.3             (13.5)       688.7
                                                                   ---------   ---------         ---------    ---------

Net Revenues                                                          205.4       181.5             670.6        584.4
                                                                   ---------   ---------         ---------    ---------

OPERATING EXPENSES
   Operation and maintenance                                          124.6       115.7             382.0        298.6
   Depreciation                                                        26.5        24.5              78.1         73.1
   Other taxes                                                         12.2        15.2              41.2         47.5
   Writedown of investment in Columbia LNG Corporation                    -           -                 -         57.5
                                                                   ---------   ---------         ---------    ---------
Total Operating Expenses                                              163.3       155.4             501.3        476.7
                                                                   ---------   ---------         ---------    ---------

OPERATING INCOME                                                   $   42.1    $   26.1          $  169.3     $  107.7
                                                                   =========   =========         =========    =========


THROUGHPUT (BCF)
Transportation
   Columbia Transmission
      Market area                                                     150.5       167.7             750.2        596.1
      Columbia Gulf
      Main-line                                                       136.4       136.8             475.7        425.8
      Short-haul                                                      118.6       152.3             438.4        450.2
   Intrasegment eliminations                                         (177.4)     (214.4)           (682.6)      (673.5)
                                                                   ---------   ---------         ---------    ---------
   Total Transportation                                               228.1       242.4             981.7        798.6
                                                                   ---------   ---------         ---------    ---------
Sales                                                                   0.2        63.0               0.9        166.3
                                                                   ---------   ---------         ---------    ---------
Total Throughput                                                      228.3       305.4             982.6        964.9
                                                                   =========   =========         =========    =========

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

Marketing Initiatives

Columbia Transmission is currently exploring a possible expansion of its pipeline capacity to serve potential increased firm customer requirements in its market area, most likely in the 1997-1999 time frame. Other pipelines have also indicated a desire to expand their systems to serve the same or similar markets. Discussions to determine the level of interest in an expansion project by Columbia Transmission are being held with potential customers, as well as with various pipelines which may be involved in providing related upstream transportation services. Columbia Transmission expects the magnitude and timing of the project to be determined over the next few months. Assuming the market response is positive, Columbia Transmission would anticipate holding an open season for formal customer subscription to the project sometime in early 1995.

Columbia Transmission has reached an agreement to provide a Maryland co-generation facility 23,310 Mcf/day of firm transportation to begin in June 1996 and continue for 25 years. The agreement requires $11 million of new construction, which will be jointly funded by Columbia Transmission and the owner of the co-generation facility. Construction is anticipated to begin in mid-1995.

Regulatory Matters

                                    Order 94

On January 12, 1994, FERC granted requests for rehearing of prior orders approving settlements between Columbia Transmission and four of its upstream pipeline suppliers relating to those suppliers' direct billings to Columbia Transmission of FERC's Order 94 (Order 94) costs in the mid-1980s. On rehearing the settlements were rejected because they are expressly contingent upon Columbia Transmission's recovery of the Order 94 settlement payments from its customers. FERC also reversed its prior rulings and found that Columbia Transmission's 1985 Purchase Gas Adjustment Settlement essentially bars such recovery and held that these pipelines are not entitled to bill any Order 94 charges to Columbia Transmission. FERC ordered these upstream pipelines to refund the principal amounts of all Order 94 collections from Columbia Transmission, but waived any requirement that these pipelines pay interest on the refunds. Since Columbia Transmission had been accruing the interest income on these refunds since 1990, these orders led to a $19.5 million reduction to interest income in 1993. On October 18, 1994, the FERC essentially denied all requests for rehearing and ordered the upstream pipeline suppliers to pay Columbia Transmission interest from the date a stay was issued in February 1994. As a result, in September 1994 Columbia Transmission recorded approximately $1 million of interest income. This order is subject to appeal to a Circuit Court of Appeals.

                     Upstream Pipeline Exit Fee Settlements

Also reported in the 1994 Second Quarter Form 10-Q, FERC approved a settlement with Tennessee Gas Pipeline Company (Tennessee) in June 1994 that provides for an exit fee

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

in consideration for Tennessee's substantial reduction of its major transportation contracts with Columbia Transmission and the termination of certain other contracts that are no longer necessary for Columbia Transmission's operations. The payment by Columbia Transmission of $3.9 million in liquidated unpaid prepetition invoice claims and an exit fee of approximately $37 million was made in October 1994. On September 28, 1994, the FERC denied requests made by certain customers for rehearing of its order approving the settlement.

As previously reported, Columbia Transmission entered into settlements with four additional pipelines which provide for the payment of exit fees which are now estimated to be approximately $52 million in exchange for contract terminations. The Bankruptcy Court has approved these settlements, which were subsequently filed with the FERC for its approval. During the third quarter of 1994, Columbia Transmission continued settlement discussions with two additional pipelines and reached an agreement with one which provides for an exit fee of approximately $13 million. These settlements are conditioned upon Columbia Transmission's recovery of the exit fees through rates.

                           1990 Rate Case Settlement

Columbia Transmission and Columbia Gulf Transmission Company received approval from FERC in 1992 for a 1990 rate case settlement despite objections to the settlement by the Columbia Transmission Creditors' Committee. On August 9, 1994, the Bankruptcy Court denied Columbia Transmission's request for approval of this settlement. The Bankruptcy Court ruled that the prepetition refund portion of this settlement is a prepetition unsecured claim and provision for payment of such claims are to be addressed in a Plan of Reorganization. Various state agencies have appealed the Bankruptcy Court's order, and these agencies have also petitioned FERC to require Columbia Transmission to make refunds in accordance with the settlement.

Environmental Matters

As previously reported, in 1992 Columbia Transmission received a Subpoena and Information Request (Request) from the EPA Region III regarding three major environmental statutes: the Toxic Substance Control Act (TSCA), the Resource Conservation and Recovery Act (RCRA) and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The Request relates to Columbia Transmission's past and current environmental practices. In September 1994, Columbia Transmission and the EPA signed agreements that will give the agency oversight responsibility for an ongoing environmental self-assessment and remediation program Columbia Transmission started in 1990. The agreements call for the cleanup to be done under CERCLA guidelines and imposes penalties of $4.9 million for alleged violations regarding the use and disposal of polychlorinated biphenyls (PCBs). These agreements were submitted to the Bankruptcy Court for approval. Columbia Transmission believes it has meritorious defenses to the alleged violations, but chose not to pursue lengthy and expensive litigation of the issues that gave rise to the penalty. The environmental reserves reflected

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

in Columbia Transmission's financial statements are adequate to provide for the cost of the penalty.

Columbia Gulf has continued its site characterization studies at various locations during 1994, and in September 1994 recorded additional accruals of $10.1 million for environmental matters of which a portion was recovered in current period revenues. The additional accruals are for newly discovered PCB and hydrocarbon contamination at certain compressor station sites and screening for possible exposure at other locations and for cleanup of various station sites, pipeline drip sites, and measurement sites. Where the screenings identify additional exposure, the costs of remediation will be quantified and additional accruals may become necessary.

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

By orders issued July 27, 1994, and September 28, 1994, the FERC determined that the proposed peaking operation is in the public interest; however, the proposal to charge customers market based rates was denied. The September 28, 1994, order, which directed the partnership to use cost of service based rates, also contained certain rate base determinations which allowed only a portion of Columbia LNG's current rate base to be used in the calculation of the cost based rates. If the project proceeds, this action would result in significantly lower projected revenues for the partnership.

On October 12, 1994, a request for reconsideration of the rate base issues was filed with FERC.

The recovery of the Corporation's remaining investment in Columbia LNG of $11.6 million will be dependent upon successful implementation of the partnership and related business plan.

Reengineering Activities

As previously reported, the Corporation initiated a reengineering program in which the subsidiaries' operations were to be evaluated and the organizational structures streamlined to improve efficiencies. As part of this process, in 1993 Columbia Transmission and Columbia Gulf established reserves of approximately $4 million and $1 million, respectively, for the projected cost of the Reengineering Retention and Release program which was established for employees whose positions were being eliminated as a result of

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

reengineering. In the third quarter of 1994, the accrual for Columbia Transmission was increased $3.1 million. The total reserve balance for the transmission segment for the Reengineering Release and Retention program as of September 30, 1994, was approximately $4.8 million.

Volumes

Throughput for the three months ended September 30, 1994, decreased 77.1 Bcf and increased 17.7 Bcf for the first nine months of this year, compared to the same periods last year. These changes are primarily attributable to a change in timing for the recognition of market area transportation associated with storage activity as a result of the implementation by the transmission companies of Order 636 on November 1, 1993. Customers use transportation services to place gas purchased from third parties in storage for delivery during the heating season. The sales volume decrease from the prior periods is offset by increased transportation services as virtually all former sales customers of Columbia Transmission have converted their pre-Order 636 sales service requirements to firm transportation services. Absent the timing difference discussed above, Columbia Transmission's market area throughput increased by 3 Bcf for the current quarter and 11 Bcf for the first nine months of this year.

Net Revenues

Third quarter 1994 net revenues of $205.4 million increased $23.9 million over the same period last year. Due to the elimination of the merchant function, certain costs previously included as a cost of gas sold and transportation expense are now included in operating expense and are no longer reflected in net revenues. This change had the effect of increasing both net revenues and operating expense by $40.4 million with no effect on operating income. After adjusting for the effect of this reclassification, net revenues decreased $16.5 million. The primary reasons for this decrease were a reduction in net revenues of $16.2 million associated with timing of the recovery of certain storage service transportation costs which were previously collected more evenly throughout the year and are now collected on a seasonal basis and a reduced cost of service recovery of $7.8 million resulting from the restructuring of Columbia Transmission's services under Order 636. A portion of the $7.8 million decrease was offset by lower expenses due to the elimination of Columbia Transmission's merchant function. Compared to the prior period, these net revenue decreases were partially offset by expenses associated with contract reformation costs last year of $5.6 million and the recovery by Columbia Transmission in 1994 of certain previously unrecovered gas costs under the terms of a 1985 customer settlement.

Net revenues for the nine months ended September 30, 1994, of $670.6 million reflect an increase of $86.2 million. This increase was primarily due to the above-mentioned inclusion of certain gas costs and gas transportation expenses in operating expense which were previously reflected as a purchased gas cost and transportation expense of $92.6 million. Net revenues decreased $6.4 million if the effects of this reclassification are excluded. Primary reasons for this decrease include a reduced cost of service recovery level of $23.4

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

million resulting from the restructuring of Columbia Transmission's services under Order 636, an increase in the prior period for the recording of a reserve reversal to reflect the terms of a customer settlement of $21.6 million, and the above-mentioned net revenues associated with the timing of the recovery of certain storage service transportation costs. These decreases were partially offset by an increase due to recovery of a portion of the above noted prior period gas costs and the prior period loss on the sale of storage. Also improving net revenues by comparison was the favorable full period effect of increased demand for firm transportation services.

Operating Income

Operating income for the three months ending September 30, 1994, was $42.1 million compared to $26.1 million in the same period last year. The principal reason for the $16 million improvement was a decrease in environmental reserves of $17.1 million and an adjustment in the current period to a reserve concerning a pricing dispute. This effect was partially offset by lower net revenues (after adjusting for net revenue items mentioned above which do not impact operating income) of $16.5 million.

Operating income for the nine months ended September 30, 1994, was $169.3 million, compared to $107.7 million in the same period last year. Principal reasons for the $61.6 million increase included the recording of a $57.5 million writedown in the prior period for the Cove Point LNG facility and the effect of the 1993 environmental reserve addition mentioned above. These increases were partially offset by lower net revenues of $6.4 million (after excluding net revenue items which do not impact operating income).

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                            DISTRIBUTION OPERATIONS


                                                                          Three Months                   Nine Months
                                                                      Ended September 30,            Ended September 30,
                                                                      -------------------            -------------------
                                                                       1994        1993              1994          1993
                                                                       -----       -----             -----        -----
                                                                                            (millions)
NET REVENUES
   Sales revenues                                                   $ 143.9     $ 148.7           $1,235.7    $1,219.3
   Less:  Cost of gas sold                                             66.3        65.5              780.9       758.0
                                                                    --------    --------          ---------   ---------
   Net Sales Revenues                                                  77.6        83.2              454.8       461.3
                                                                    --------    --------          ---------   ---------


   Transportation revenues                                             17.1        14.9               63.7        55.9
   Less: Associated gas costs                                           1.6         1.3                5.4         4.4
                                                                    --------    --------          ---------   ---------
   Net Transportation Revenues                                         15.5        13.6               58.3        51.5
                                                                    --------    --------          ---------   ---------

Net Revenues                                                           93.1        96.8              513.1       512.8
                                                                    --------    --------          ---------   ---------

OPERATING EXPENSES
   Operation and maintenance                                           94.2        94.0              296.0       289.4
   Depreciation                                                         6.5         6.0               45.2        42.3
   Other taxes                                                         19.3        17.6               99.9        90.9
                                                                    --------    --------          ---------   ---------
Total Operating Expenses                                              120.0       117.6              441.1       422.6
                                                                    --------    --------          ---------   ---------

OPERATING INCOME (LOSS)                                             $ (26.9)    $ (20.8)          $   72.0    $   90.2
                                                                    ========    ========          =========   =========



THROUGHPUT (BCF)
   Sales
      Residential                                                      11.1        11.6              137.3       131.3
      Commercial                                                        5.2         5.4               59.7        57.2
      Industrial and other                                              1.2         1.3                7.7        10.2
                                                                    --------    --------           --------    --------
   Total Sales                                                         17.5        18.3              204.7       198.7
   Transportation                                                      52.5        48.5              168.0       160.4
                                                                    --------    --------           --------    --------
Total Throughput                                                       70.0        66.8              372.7       359.1
                                                                    ========    ========           ========    ========



SOURCES OF GAS FOR THROUGHPUT (BCF)
   Sources of Gas Sold
      Spot market*                                                     54.6        26.1              197.1        98.5
      Producers                                                        12.0        11.2               48.5        40.2
      Pipelines                                                         0.2        38.4               (1.3)       81.1
      Storage withdrawals (injections)                                (49.8)      (49.4)             (34.3)       (9.3)
      Other                                                             0.5        (8.0)              (5.3)      (11.8)
                                                                    --------    --------           --------    --------
         Total Sources of Gas Sold                                     17.5        18.3              204.7       198.7
   Transportation received for delivery to customers                   52.5        48.5              168.0       160.4
                                                                    --------    --------           --------    --------
Total Sources                                                          70.0        66.8              372.7       359.1
                                                                    ========    ========           ========    ========

* Purchase contracts less than one year.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

Market Conditions

The distribution subsidiaries (Distribution) continues to add about 30,000 net residential and commercial customers each year. Additions for 1994 are averaging about 8 percent ahead of the 1993 pace primarily due to new construction in the central Ohio and Virginia areas. However, the throughput impact of these new customer additions is offset by a continuing downward trend in customer usage due to conservation measures and more efficient appliances.

Distribution continues to encounter significant competition, particularly electric competition, in the residential and commercial markets. In Ohio, Distribution introduced a water heating program during the current quarter to counter increased electric competition in this traditionally strong natural gas market. Distribution provides financing for the initial purchase of water heating equipment and provides for a maintenance contract. This program will be expanded to Distribution's other jurisdictions to complement its ongoing efforts to market a broad array of services to customers.

To augment its core market activities, Distribution continues to target several developmental markets that hold significant growth potential, primarily gas cooling, power generation, and natural gas vehicles (NGV).

With the advent of a new generation of cooling equipment, Distribution is targeting commercial markets that currently are served almost exclusively by electricity. Gas cooling is environmentally friendly and reduces costly summertime peak electric consumption with gas demand during times of ample capacity in the gas industry. Distribution has successfully marketed gas-fired air conditioning systems to nine large customers in 1994. This marketing effort is expanding to the residential sector with the recent introduction of a gas-fired heat pump that is the first commercially available residential natural gas year-round climate control system in the United States.

In response to the Clean Air Act (CAA) of 1990, many power companies must either install expensive exhaust scrubbers, or switch to low-sulfur coal or natural gas. The natural gas fueled processes are more efficient and environmentally preferable to conventional fossil fuel power plants. In 1994, Distribution began providing gas service to a power generation facility in Virginia that will result in approximately one Bcf of additional throughput. Distribution continues to pursue these attractive off-peak market opportunities. Although Distribution has several power generation prospects that may be on line over the next several years, more significant growth is expected in the latter part of the decade as the new standards included in Phase II of the CAA amendments go into effect.

Distribution is also aggressively pursuing its NGV marketing activities and is earmarking approximately $6 million annually in related capital expenditures. Recent efforts have focused on establishing the fueling infrastructure throughout Distribution's service areas. It is anticipated that approximately 20 new stations will be operational by the end of the year. Over the next four years, Distribution anticipates being involved in approximately 140-

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

160 new commercial NGV fueling locations with related capital expenditures of approximately $24 million.

Regulatory Activity

The distribution subsidiaries in Ohio, Kentucky, Maryland, and Pennsylvania have now successfully completed regulatory settlements in each of their jurisdictions. All have been approved by the appropriate state commissions. These settlements will allow Distribution to place new rates in effect which are designed to generate an additional $71 million in annual revenues.

In late September, the Public Utilities Commission of Ohio approved Columbia Gas of Ohio, Inc.'s (Columbia of Ohio) settlement that includes the resolution of a number of service and rate incentive issues and provides for an annual revenue increase of $47.5 million as well as an experimental weather normalization adjustment provision discussed in the 1994 Second Quarter Form 10-Q. Columbia of Ohio is also pursuing gas supply management and customer service incentives through collaborative efforts with its various regulatory interests.

In Kentucky, the Public Service Commission approved on November 1, 1994, Columbia Gas of Kentucky, Inc.'s (Columbia of Kentucky) comprehensive settlement that provides for an increase in annualized revenues of $6 million effective in November 1994, $2.25 million in October 1995 and $1.5 million in October 1996. The settlement also includes a provision that precludes Columbia of Kentucky from filing a new rate case for a three-year period, and provides for a weather normalization adjustment over this period.

A settlement was also recently approved by the Maryland Public Service Commission in Columbia Gas of Maryland, Inc.'s expedited rate case. The new rate levels that were effective November 1, 1994, are designed to generate $800,000 of additional revenue annually.

As previously reported, the Pennsylvania Public Utilities Commission approved a $16.6 million rate settlement. In addition, the commission approved, with modifications, a settlement of Columbia Gas of Pennsylvania, Inc.'s, (Columbia of Pennsylvania) annual gas cost recovery filing. In the commission's final order, an incentive program for gas cost procurement was adopted, but it is anticipated that the Pennsylvania Office of Consumer Advocate will challenge the legality of the commission's adoption of a gas supply management incentive mechanism.

Other Postretirement Employee Benefits (OPEB)

Columbia of Kentucky's regulatory settlement discussed above provides for full recovery of the OPEB obligation existing at January 1, 1993, as well as the incremental OPEB costs accrued in 1994. However, as a part of the comprehensive consensual arrangement, Columbia of Kentucky agreed to absorb the 1993 incremental costs which had been

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

previously deferred. Columbia of Kentucky will record a pre-tax charge for OPEB of approximately $875,000 in the fourth quarter of 1994.

With commission approval of the Columbia of Kentucky settlement, Distribution has obtained commission approved recovery of OPEB costs in all five jurisdictions. However, as discussed in the 1994 Second Quarter Form 10-Q, Columbia of Pennsylvania's recovery of incremental OPEB costs might be subject to question as a result of ongoing litigation involving two other Pennsylvania utilities.

Gas Supply

In terms of availability and pricing, recent gas supply conditions for the Distribution companies have been favorable. In addition, for the first time in many years, Distribution is not working with a host of new FERC rules and regulations requiring radical changes in its gas supply mix and contracting policies and procedures. During the first year under FERC's Order 636, Distribution successfully implemented new gas purchasing strategies and procedures and, now on the verge of its second winter under Order 636, Distribution is basically fine-tuning its gas supply management approaches.

Distribution's storage inventories are at target levels as it enters the winter heating season. Because of its substantial underground storage position, Distribution, with certain restrictions for flexibility, can either withdraw gas from storage or purchase flowing gas supplies if transportation capacity is available. Distribution has obtained firm commitments from multiple sources for additional gas supplies to be delivered on a firm basis under peak day design conditions and has secured supplemental peaking services which is a lower cost alternative than contracting firm capacity on an annual basis to meet a design peak day. Distribution will also have sufficient firm gas supply under contract to serve core market demand during a winter that could be over 10 percent colder than normal. If the winter is warmer than normal, Distribution has the flexibility to control flowing gas supplies to meet reduced heating markets.

Volumes

Higher industrial demand for transportation services in Ohio and Virginia for the quarter ended September 30, 1994, led to an increase in throughput of 3.2 Bcf over the same period last year. For the first nine months of 1994, seven percent colder weather over the same period in 1993, increased industrial demand and continued customer growth resulted in a 13.6 Bcf increase in throughput to 372.7 Bcf. Transportation and sales volumes were up 7.6 Bcf and 6 Bcf, respectively. The increase in throughput was mitigated by reduced residential customer usage due to equipment improvements and conversions along with reduced deliveries to the power generation market reflecting alternative fuel price sensitivity and reduced electric demand due to moderate summer temperatures.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)



Net Revenues

Net revenues for the three months ended September 30, 1994 were $93.1 million, a decrease of $3.7 million from the third quarter of 1993. The net revenue reduction primarily reflects prior period revenue for the implementation of Statement of Financial Accounting Standard No. 109 (Accounting for Taxes) that was offset by income tax expense and, therefore, did not affect after-tax income. Improved transportation deliveries and favorable rate settlements in Pennsylvania and Maryland partially offset the overall net revenue reduction.

For the nine months ended September 30, 1994, net revenues of $513.1 million were essentially unchanged from 1993. The temporary suspension of Columbia Gas of Ohio's payment plan for low-income customers and various other revenue adjustments decreased current period net revenues by $9.4 million. Absent these adjustments, which have no net income impact, net revenues were up $9.7 million primarily reflecting increased throughput and the favorable rate settlements in Virginia, Maryland and Pennsylvania. Weather normalization rate adjustments in Ohio and Maryland triggered by colder weather conditions lessened the impact of increased throughput on current period revenues by $6.6 million.

Operating Income (Loss)

Distribution had an operating loss of $26.9 million for the current quarter compared to a loss of $20.8 million last year due to lower net revenues and higher operating expenses of $2.4 million in the current period. The increase in operating expenses primarily reflects higher property taxes, while operation and maintenance expense was essentially unchanged as the impact of a prior period charge associated with plans to streamline the organization was offset by current period increases in labor costs and customer service improvement studies.

For the nine months ended September 30, 1994, operating income of $72 million reflects an $18.2 million decrease from the same period last year due largely to $18.5 million of higher operating expenses. After adjusting for the effect of the suspension of the customer low-income payment plan, operating expenses increased $29.6 million. Increased expenses were primarily due to higher gross receipts taxes, increased property taxes and added costs associated with implementing enhancements to compete more effectively in the new operating environment resulting from Order 636. Depreciation expense increased primarily due to plant additions. The effect of lower operating income was partially offset by a $3 million revenue adjustment offset in income tax expense as previously discussed. Additionally, a unique regulatory arrangement that permits the capitalization of certain Columbia Gas of Ohio interest charges had a favorable impact on net income but not operating income. For the nine months ended September 30, 1994, pre-tax income improved $9.4 million for this issue, an increase of $3.1 million over the same period last year. It is anticipated that the recent regulatory settlements and the realization of operating efficiencies will improve future operating results.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            OTHER ENERGY OPERATIONS

                                                                          Three Months                   Nine Months
                                                                       Ended September 30,           Ended September 30,
                                                                   -------------------------       ----------------------
                                                                      1994          1993               1994        1993
                                                                      -----         -----              -----       -----

                                                                                          (millions)
NET REVENUES
   Gas marketing revenues                                           $ 53.8        $ 51.0             $179.5      $118.3
   Less: Products purchased                                           52.7          50.5              174.7       116.6
                                                                    -------       -------            -------     -------
   Net Gas Marketing Revenues                                          1.1           0.5                4.8         1.7
                                                                    -------       -------            -------     -------

   Propane revenues                                                    9.5           8.3               44.7        38.8
   Less: Products purchased                                            5.4           4.6               23.1        20.9
                                                                    -------       -------            -------     -------
   Net Propane Revenues                                                4.1           3.7               21.6        17.9
                                                                    -------       -------            -------     -------

   Other Revenues                                                     17.3          24.3               54.0        62.0
                                                                    -------       -------            -------     -------

Net Revenues                                                          22.5          28.5               80.4        81.6
                                                                    -------       -------            -------     -------

OPERATING EXPENSES
   Operation and maintenance                                          18.9          34.0               58.0        76.8
   Depreciation and depletion                                          1.7           1.4                5.2         4.4
   Other taxes                                                         1.2           1.0                4.1         3.7
                                                                    -------       -------            -------     -------
Total Operating Expenses                                              21.8          36.4               67.3        84.9
                                                                    -------       -------            -------     -------

OPERATING INCOME (LOSS)                                             $  0.7        $ (7.9)            $ 13.1      $ (3.3)
                                                                    =======       =======            =======     =======



PROPANE SALES (MILLIONS OF GALLONS)
   Retail                                                              9.4           7.1               37.0        31.6
   Wholesale and other                                                 0.9           1.5               11.4         8.4
                                                                    -------       -------            -------     -------
Total Propane Sales                                                   10.3           8.6               48.4        40.0
                                                                    =======       =======            =======     =======

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      OTHER ENERGY OPERATIONS (CONTINUED)

Market Center

In October 1994, the Corporation opened a natural gas market center in Pittsburgh. Managed by Columbia Energy Services Corporation (CES), the market center offers a variety of natural gas supply services for third parties as well as the Corporation's distribution and pipeline subsidiaries. These services respond to the changing needs of local utilities, industrial consumers and others managing gas supply in the new environment generated by Order 636.

In order to offer an additional energy service to its customers, CES intends to seek the necessary regulatory approvals in 1995 to market electric power. CES would purchase electric power from electric utilities and cogeneration facilities and, in turn, sell it to other electric utilities as well as to its current customers.

Net Revenues

Net revenues for gas marketing activities increased for the three and nine months ended September 30, 1994 by $0.6 million and $3.1 million, respectively, resulting from an increase in demand for services. This function also benefits the Corporation by providing a more comprehensive marketing activity for the Corporation's gas production and transportation services.

Third quarter net revenues from propane operations increased $0.4 million due to increased spot sales transactions and a slight increase in margin due to lower supply costs. A $3.7 million increase in net revenues for the first nine months of 1994 was primarily due to the colder weather in the first quarter of this year which resulted in higher sales volumes and margins.

A decline in revenues from professional services provided to affiliated companies was reflected in the decrease in other revenues for both the current third quarter and nine month periods of $7 million and $8 million, respectively, as a result of the reengineering program.

Operating Income (Loss)

Operating income for the third quarter of 1994 was $0.7 million compared to an operating loss of $7.9 million for the same quarter last year. The decrease in net revenues of $6 million was more than offset by a $14.6 million reduction in operating expenses reflecting a $6.3 million reserve recorded in the prior period related to reengineering costs and the related efficiencies obtained in the current period.

For the nine months ended September 30, 1994, operating income was $13.1 million compared to an operating loss of $3.3 million for the same period last year. This increase reflects a $17.6 million decrease in operating expenses again due to recording reengineering costs and improved efficiencies.

                          PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS

No new matters have arisen and there have been no material developments in any legal proceedings reported in Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, since the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, dated August 11, 1994, and the Form 8-K dated September 28, 1994, except as follows:

I. Shareholder Class Actions and Derivative Suits (Unless otherwise noted, all matters are stayed against the Corporation pursuant to Section 362 of the Bankruptcy Code)

      After the June 19, 1991 announcement of the Corporation's proposed charge to second quarter earnings and suspension of its dividend, seventeen complaints including suits purporting to be class actions, or alleging claims common to the purported class actions, were filed in the U.S. District Court for the District of Delaware. These actions have been consolidated under the style In re Columbia Gas Securities Litigation, Consol. C.A. No. 91-357. The complaints named as defendants, the Corporation, members of the Corporation's Board of Directors as of June 1991, certain officers, the Corporation's independent public accountants, and the Corporation's underwriters for its 1990 common stock offering (the Defendants).

      The complaints alleged violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, negligent misrepresentations, and common law fraud and deceit. They generally asserted that the Defendants publicly made material misleading statements during the relevant class periods (from February 28, 1990 to June 19, 1991) concerning the Corporation's financial condition, and failed to disclose material facts which rendered other statements misleading, thereby artificially inflating the market price of the Corporation's common stock and publicly traded debt securities, causing the various plaintiffs and other class members to purchase such publicly-traded securities at artificially inflated prices.

      On October 31, 1994, the class action plaintiffs filed an amended and consolidated complaint against the non-debtor defendants in the District Court essentially alleging the same causes of action as the previously filed complaints. On October 31, 1994, plaintiffs filed motions with both the District Court and the Bankruptcy Court for certification of classes and for withdrawal of reference to the United States District Court of the actions against individual defendants.

      On November 1, 1994, the Corporation filed a Motion in the U.S. Bankruptcy Court for the District of Delaware seeking to require individual class action plaintiffs to file information to supplement the class proofs of claim filed in this litigation. If this procedure is approved by the Bankruptcy Court, those plaintiffs failing to respond will be barred from asserting their claims.

      Also in 1991, three derivative actions were filed in the Court of Chancery in and for New Castle County (Delaware) alleging that the Corporation's directors breached their fiduciary duties at that time. These suits have been stayed by either the Bankruptcy Court filing or by stipulation of the parties. While the Corporation and its officers and directors believe that they have meritorious defenses to these actions, the outcome is uncertain at this time.

                          PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS


II.   Bankruptcy Matters

   A.       Matters in the United States Bankruptcy Court for the District of
            Delaware

      1. The Columbia Gas System, Inc. v. First National Bank of Boston, C.A. No. 94-230. On March 2, 1993, the Trustee for the Indenture under which debentures were issued by the Employees Thrift Plan of Columbia Gas System (Plan) filed a complaint against the Corporation alleging tortious interference with contract and breach of duty. The Indenture Trustee alleges that the Corporation is not acting in accordance with the Plan when it directs the Plan Trustee to use sums paid by participating employers to match employee contributions and not to pay debt service on the outstanding debentures. On May 14, 1993, the Corporation filed a motion for Summary Judgment challenging the Bank's standing to bring the action. The appeal of the Bankruptcy Court's denial of the Corporation's Motion for Summary Judgment is pending before the U.S. District Court for the District of Delaware. First National Bank of Boston filed its answering brief on June 15, 1994. The Corporation's reply brief was filed on June 24, 1994. Oral argument before the District Court was held on October 27, 1994.

   B. Other Bankruptcy Matters in the United States District Court for the District of Delaware

      1. Columbia Gas Transmission Corporation v. The Columbia Gas System, Inc. and Columbia Natural Resources, Inc., C.A. No. 92-453. In this action by the Official Committee of Unsecured Creditors of Columbia Transmission seeking equitable subordination of secured debt held by the Corporation and challenging certain pre-petition transfers, trial began September 12, 1994 and concluded on October 25, 1994. Parties are to submit proposed conclusions of fact by November 18 and proposed conclusions of law by December 5, 1994. A decision is expected in the first quarter of 1995.

   C.       Appeal to the United States Court of Appeals for the Third Circuit

      1. The Columbia Gas System, Inc. and Columbia Gas Transmission v. U.S. Trustee, No. 93-7609. On August 29, 1994, the U.S. Court of Appeals for the Third Circuit affirmed in part, and remanded for further proceedings, the District Court's order adopting the Magistrate's Report and Recommendation to vacate the U.S. Bankruptcy Court's July 31, 1993 order approving certain investment guidelines for both the Corporation and Columbia Transmission. The Third Circuit's decision limits investments of cash by the debtors to securities issued or backed by the U.S. Government in strict compliance with Section 345(b) of the U.S. Bankruptcy Code.

III.  Southwest Producer Litigation

   A. Columbia Gas Transmission Corporation v. New Ulm Gas, Ltd., C.A. No. 01-92-01133-CV (U.S. Court of Appeals, 1st District of Texas). On July 28, 1994, the Court of Appeals reversed and remanded the trial Court's judgment which had ordered Columbia Transmission to pay $5,690,755 for actual damages, prejudgment

                         PART II - OTHER INFORMATION
                          ITEM 1 - LEGAL PROCEEDINGS

            interest and attorneys' fees. On August 12, 1994, Columbia Transmission and New Ulm sought rehearing of the judgment of the Court of Appeals. Both motions were denied in October.

IV.   Regulatory Matters

   A.       Take-or-Pay and Contract Reformation Costs Billed by Pipeline
            Suppliers

      1. Columbia Gas Transmission Corp., FERC Dkt. No. RP91-41. On June 24, 1994 the Court of Appeals reversed the FERC's finding that the 1985 PGA Settlement did not bar Columbia Transmission's recovery of any of the upstream pipeline Order Nos. 500/528 costs and remanded the case to the FERC for a determination of which of such charges relate to Columbia Transmission's purchasing decisions prior to April 1, 1987. On September 16, 1994, Columbia Transmission filed with the FERC a motion for an order governing proceedings on remand.

            On October 11, 1994, the Joint Intervenors filed a response to the September 16, 1994 motion and moved for entry of an order requiring immediate refund of all the disputed amounts and for summary disposition of the issues remanded by the Court of Appeals. On October 26, 1994, Columbia Transmission filed its response to the Joint Intervenors.

   B.       Pipeline Exit Fees

      1. Columbia Gas Transmission Corporation, et al., Docket No. RP94-113. In this docket, a joint petition was filed by Columbia Transmission and Tennessee to resolve outstanding bankruptcy issues and contractual matters, including the payment by Columbia Transmission of a $42 million exit fee to Tennessee. On July 29, 1994 various customers of Columbia Transmission and Tennessee and other parties filed requests for rehearing of the June 30, 1994 order approving the settlement. On September 28, 1994, the FERC issued an order denying requests for rehearing of the June 30, 1994 order in all material respects. The rehearing request of Cabot Oil and Gas Corporation and Independent Oil and Gas Association was granted to condition abandonment of the Project Penny Exchange Agreement upon replacement service agreements being executed between the producers and Tennessee. On October 28, 1994, a report was filed with the FERC advising that an agreement in principal had been reached regarding replacement of the Project Penny Agreement. A request for rehearing of the September 28, 1994 order was filed by UGI Corp. on October 28, 1994.

      2. Columbia Gas Transmission Corporation, Dockets No. RP94-315, 316, 317 and 318. In these dockets, Columbia Transmission filed petitions to approve settlements terminating contracts with certain pipelines that are no longer needed by Columbia Transmission and to resolve outstanding bankruptcy issues by, inter alia, the payment by Columbia Transmission of exit fees to Wyoming Interstate Company
            (WIC), Trailblazer Pipeline, Natural Gas Pipeline Company and Transcontinental Gas Pipeline. All four settlements have been approved by the Bankruptcy Court. On August 2, 1994, various customers of Columbia Transmission commented in

                          PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS

         protest to the settlements, and Columbia Transmission filed reply comments on August 12, 1994. The settlements are presently pending before the FERC.

V.    Other

   A. Minerals Management Service (MMS). Both MMS matters have been settled for $288,000 in principal and approximately $230,000 in interest. MMS will issue letters indicating Columbia Development is in substantial compliance with both audits and audit closure letters.

VI.   Environmental

   A. Commonwealth Gas Services/Virginia Department of Environmental Quality. Commonwealth is negotiating a Memorandum of Agreement for the voluntary remediation of the Petersburg Manufactured Gas Plant site with the Virginia Department of Environmental Quality.

   B. In Re: Marcor Environmental, Inc. v. Columbia Gas Transmission Corporation. On September 30, 1994, the U.S. EPA Region III issued a complaint and notice of opportunity for hearing against Marcor Environmental and Columbia Transmission for violations of the Clean Air Act arising from the removal of asbestos at Lanham Compressor Station at Lanham, West Virginia in 1993. The complaint which seeks a penalty of $162,500 alleges a failure of Marcor to adequately wet the asbestos material and to ensure it remained wet pending disposal. Columbia Transmission filed its answer to the complaint and a motion to dismiss on November 4, 1994.

                          PART II - OTHER INFORMATION


  Item 2.    Changes in Securities

             None.

  Item 3.    Defaults Upon Senior Securities

             As of September 30, 1994, there were $1,349.8 million of the Corporation's senior securities in default as a result of the Chapter 11 filing. In addition, at the end of the 1994 third quarter $488.9 million of short-term indebtedness was also in default for nonpayment.

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

                   (27) Financial Data Schedule, a copy of which is attached hereto as PART II, EXHIBIT 27, pursuant to Regulation 229.601(b)(27).

             b.    Reports on Form 8-K

                   The following reports on Form 8-K were not previously reported.

                                         Financial
                    Item                Statements
                  Reported               Included                Date Filed
                  --------              ----------               ----------
                    5                        No               June 21, 1994
                    5                        No               August 30, 1994
                    5                        No               September 28, 1994
                    5                        No               October 5, 1994
                    5                        No               October 13, 1994
                    5                        No               November 4, 1994

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





                                        The Columbia Gas System, Inc.
                                     -----------------------------------
                                                (Registrant)





Date:  November 10, 1994             By:         /s/ R. E. Lowe
                                        -------------------------------
                                            R. E. Lowe
                                            Vice President, Controller and
                                            Chief Accounting Officer