Form 10-Q
period 1995-03-31
COLUMBIA GAS SYSTEM INC
filed 1995-05-11
CIK 22099

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
/ X /                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 1995
                                                --------------


               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
/  /                OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Transition period from        to
                                               ------    ------

                         Commission file number 1-1098
                                                ------

                         THE COLUMBIA GAS SYSTEM, INC.
           ---------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                        Delaware                         13-1594808
          -------------------------------------------------------------
               (State or other jurisdiction of       (I.R.S. Employer
              incorporation of organization)         Identification No.)


            20 Montchanin Road, Wilmington, Delaware          19807
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

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $10 Par Value: 50,563,335 shares outstanding at March 31, 1995.

                 THE COLUMBIA GAS SYSTEM, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 1995

                               TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

              Statements of Consolidated Income                                        1

              Condensed Consolidated Balance Sheets                                    2

              Consolidated Statements of Cash Flows                                    3

              Consolidated Statements of Common Stock Equity                           4

               Notes                                                                   5


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                16


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                            36

Item 2   Changes in Securities                                                        40

Item 3   Defaults Upon Senior Securities                                              40

Item 4   Submission of Matters to a Vote of Security Holders                          40

Item 5   Other Information                                                            41

Item 6   Exhibits and Reports on Form 8-K                                             41

         Signature                                                                    42

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

The Columbia Gas System, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                                                Three Months
                                                                                              Ended March 31
                                                                                     ----------------------------------
                                                                                         1995                    1994
                                                                                      ---------               ---------
                                                                                                (millions)
OPERATING REVENUES
  Gas sales                                                                         $   834.2               $   906.6
  Transportation                                                                        147.8                   185.6
  Other                                                                                  69.9                    66.7
                                                                                    ----------              ----------
Total Operating Revenues                                                              1,051.9                 1,158.9
                                                                                    ----------              ----------

OPERATING EXPENSES
  Products purchased                                                                    437.2                   521.8
  Operation                                                                             233.2                   242.3
  Maintenance                                                                            22.6                    25.3
  Depreciation and depletion                                                             83.7                    74.8
  Other taxes                                                                            75.3                    72.5
                                                                                    ----------              ----------
Total Operating Expenses                                                                852.0                   936.7
                                                                                    ----------              ----------

OPERATING INCOME                                                                        199.9                   222.2
                                                                                    ----------              ----------

OTHER INCOME (DEDUCTIONS)
  Interest income and other, net                                                          6.0                   (13.4)
  Interest expense and related charges*                                                  (5.5)                   16.8
  Reorganization items, net                                                              10.7                     4.0
                                                                                    ----------              ----------
Total Other Income                                                                       11.2                     7.4
                                                                                    ----------              ----------

INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                211.1                   229.6
Income Taxes                                                                             82.3                    89.4
                                                                                    ----------              ----------
INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                                           128.8                   140.2
Cumulative effect of change in
  accounting for postemployment benefits                                                    -                    (5.6)
                                                                                    ----------              ----------

NET INCOME                                                                          $   128.8               $   134.6
                                                                                    ==========              ==========

EARNINGS PER SHARE OF COMMON STOCK
 (based on average shares outstanding)
  Before accounting change                                                          $    2.55               $    2.77
  Change in accounting for postemployment benefits                                          -                   (0.11)
                                                                                    ----------              ----------

EARNINGS ON COMMON STOCK                                                            $    2.55               $    2.66
                                                                                    ==========              ==========

AVERAGE COMMON SHARES OUTSTANDING (thousands)                                          50,563                  50,559

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
* Due to the bankruptcy filings, estimated interest expense of approximately $64 million and $54 million has not been recorded for the three months ended March 31, 1995 and 1994, respectively.

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                   As of
                                                                                  ------------------------------------------
                                                                                    March 31, 1995         December 31, 1994
                                                                                  -------------------      -----------------
                                                                                     (unaudited)

ASSETS                                                                                           (millions)
PROPERTY, PLANT AND EQUIPMENT
  Gas utility and other plant, at original cost                                       $ 6,680.6              $ 6,637.5
  Accumulated depreciation and depletion                                               (3,233.8)              (3,180.8)
                                                                                      ----------             ----------
  Net Gas Utility and Other Plant                                                       3,446.8                3,456.7
                                                                                      ----------             ----------
  Oil and gas producing properties, full cost method                                    1,264.8                1,261.9
  Accumulated depletion                                                                  (651.8)                (637.6)
                                                                                      ----------             ----------
  Net Oil and Gas Producing Properties                                                    613.0                  624.3
                                                                                      ----------             ----------
Net Property, Plant and Equipment                                                       4,059.8                4,081.0
                                                                                      ----------             ----------

INVESTMENTS AND OTHER ASSETS                                                              296.2                  306.4
                                                                                      ----------             ----------

CURRENT ASSETS
  Cash and temporary cash investments                                                   1,823.6                1,481.8
  Accounts receivable, net                                                                631.0                  561.4
  Inventories                                                                             135.0                  272.3
  Prepayments                                                                             112.7                  134.2
  Other                                                                                    50.8                   35.4
                                                                                      ----------             ----------
Total Current Assets                                                                    2,753.1                2,485.1
                                                                                      ----------             ----------
DEFERRED CHARGES                                                                          287.9                  292.4
                                                                                      ----------             ----------
TOTAL ASSETS                                                                          $ 7,397.0              $ 7,164.9
                                                                                      ==========             ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity                                                                 $ 1,596.8              $ 1,468.0
  Long-term debt                                                                            4.1                    4.3
                                                                                      ----------             ----------
Total Capitalization                                                                    1,600.9                1,472.3
                                                                                      ----------             ----------
CURRENT LIABILITIES
  Accounts and drafts payable                                                             111.9                  153.2
  Accrued taxes                                                                           213.9                  175.2
  Estimated rate refunds                                                                   76.0                   92.2
  Estimated supplier obligations                                                           64.6                   69.7
  Overrecovered gas costs                                                                 178.8                   59.5
  Transportation and exchange gas payable                                                  25.0                   35.1
  Other                                                                                   265.1                  275.0
                                                                                      ----------             ----------
Total Current Liabilities                                                                 935.3                  859.9
                                                                                      ----------             ----------
LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS*                                          3,990.7                3,988.9
                                                                                      ----------             ----------
OTHER LIABILITIES AND DEFERRED CREDITS
  Income taxes, noncurrent                                                                368.6                  344.1
  Postretirement benefits other than pensions                                             230.5                  236.3
  Other                                                                                   271.0                  263.4
                                                                                      ----------             ----------
Total Other Liabilities and Deferred Credits                                              870.1                  843.8
                                                                                      ----------             ----------
TOTAL CAPITALIZATION AND LIABILITIES                                                  $ 7,397.0              $ 7,164.9
                                                                                      ==========             ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
* Due to the bankruptcy filings, estimated accrued interest of approximately $792 million and $728 million has not been recorded as of March 31, 1995 and December 31, 1994, respectively.

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)




The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                           Three Months
                                                                                                          Ended March 31
                                                                                                    --------------------------
                                                                                                       1995              1994
                                                                                                    ---------         ---------
                                                                                                            (millions)

OPERATIONS ACTIVITIES
  Net income                                                                                     $    128.8         $   134.6
  Adjustments for items not requiring (providing) cash:
     Depreciation and depletion                                                                        83.7              74.8
     Deferred income taxes                                                                             13.4              49.0
     Loss on sale of partnership interest                                                               2.9                 -
     Change in accounting for postemployment benefits                                                     -               5.6
     Other - net                                                                                        0.3             (22.3)
  Change in components of working capital:
     Accounts receivable                                                                              (55.8)            (95.0)
     Gas inventory                                                                                    139.9             190.5
     Prepayments                                                                                       27.2              21.4
     Accounts payable                                                                                 (10.7)             13.7
     Accrued taxes                                                                                     30.6               5.1
     Estimated rate refunds                                                                           (16.1)             11.8
     Estimated supplier obligations                                                                    (5.0)             (4.2)
     Overrecovered gas costs                                                                          119.3               0.9
     Exchange gas payable                                                                             (10.5)             12.7
     Other working capital                                                                             (1.4)             46.0
                                                                                                 -----------        ----------
Net Cash From Operations                                                                              446.6             444.6
                                                                                                 -----------        ----------
INVESTMENT ACTIVITIES
  Capital expenditures*                                                                               (78.0)            (72.6)
  Other investments - net                                                                               0.5               0.2
                                                                                                 -----------        ----------
Net Investment Activities                                                                             (77.5)            (72.4)
                                                                                                 -----------        ----------
FINANCING ACTIVITIES
  Retirement of long-term debt                                                                         (0.3)             (0.2)
  Decrease in short-term debt and other financing activities                                          (27.0)            (29.6)
                                                                                                 -----------        ----------
Net Financing Activities                                                                              (27.3)            (29.8)
                                                                                                 -----------        ----------
Increase in Cash and Temporary Cash Investments                                                       341.8             342.4
Cash and temporary cash investments at beginning of year                                            1,481.8           1,340.4
                                                                                                 -----------        ----------
Cash and temporary cash investments at March 31**                                                $  1,823.6         $ 1,682.8
                                                                                                 ===========        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                                                0.3               0.2
  Cash paid for income taxes (net of refunds)                                                          (0.7)              0.4



     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
  * Includes amounts transferred from cash paid to employees and for other employee benefits and other operating cash payments.
 ** The Corporation considers all highly liquid debt instruments to be cash equivalents.

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY



                                                                                            As of
                                                                             -------------------------------------
                                                                                March 31,           December 31,
                                                                                  1995                 1994
                                                                             -----------------    ----------------
                                                                               (unaudited)

                                                                                         (millions)
COMMON STOCK EQUITY

 Common stock, $10 par value, authorized
  100,000,000 shares, outstanding 50,563,335
  shares                                                                    $   505.6              $   505.6

  Additional paid in capital                                                    601.9                  601.9

  Retained earnings                                                             559.3                  430.5

  Unearned employee compensation                                                (70.0)                 (70.0)
                                                                            ----------             ----------

TOTAL COMMON STOCK EQUITY                                                   $ 1,596.8              $ 1,468.0
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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries

NOTES

1.   Basis of Accounting Presentation

     On July 31, 1991, The Columbia Gas System, Inc. (the Corporation) and its wholly-owned subsidiary, Columbia Gas Transmission Corporation (Columbia Transmission), filed separate petitions for protection under Chapter 11 of the Federal Bankruptcy Code. As a result, the two companies are operating their businesses as debtors-in-possession under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court) and cannot engage in transactions outside the ordinary course of business without Bankruptcy Court approval.

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

     The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1994 Annual Report on Form 10-K. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

2.   Bankruptcy Matters

                           Reorganization Proceedings

     Under the Federal Bankruptcy Code, actions by creditors to collect prepetition indebtedness are stayed and other contractual obligations may not be enforced against either the Corporation or Columbia Transmission. As debtors-in-possession, both the Corporation and Columbia Transmission have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "rejection" means that the debtor companies are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection are treated as general unsecured claims

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

     in the reorganization. The parties affected by rejections of contracts by Columbia Transmission have filed or may file claims with the Bankruptcy Court in accordance with bankruptcy procedures.

                        Proposed Plans of Reorganization

     The Corporation and Columbia Transmission filed plans of reorganization (Plans) and related disclosure statements with the Bankruptcy Court on April 17, 1995. The Plans provide that Columbia Transmission will remain a wholly-owned subsidiary of the Corporation, will continue to offer an array of transportation and storage services, and will retain ownership of its approximately 19,000-mile pipeline network and related facilities.

     Assuming the filed Plans are confirmed as filed, management expects that the Corporation will emerge with investment-grade debt ratings and that the required majorities of creditors of each company and the Corporation's shareholders will vote to approve the Plans since they represent balanced business solutions to the complex bankruptcy proceedings. Both Plans, as filed, are contingent on numerous conditions being met including such items as SEC approval, Securities Litigation settlement, Internal Revenue Service ruling and approvals of customer and producer settlements all of which are discussed in more detail in the disclosure statements filed with the Plans. (The Corporation's Plan and Columbia Transmission's amended Plan, together with disclosure statements for both companies, were filed on Form 8-K on April 20, 1995.)

     Corporation's Plan

     The Corporation anticipates emergence by December 31, 1995, and proposes total distributions at that time of approximately $3.6 billion to its creditors, which includes $2.3 billion in payment of the Corporation's prepetition debt and $1.1 billion of interest on that debt.

     The Corporation's Plan proposes paying creditors the full amount of their principal balances and accrued prepetition and postpetition interest and interest on overdue interest through distribution of:

       - About $900 million in cash, to be funded in large part by new bank debt;
       - Approximately $2.1 billion in new debt securities, with maturities ranging from 5 to 30 years; and
       - About $200 million in preferred stock and $200 million in dividend enhanced convertible securities.

     The interest rate on the proposed new debt securities and the dividend rates and other financial terms of the proposed new equity securities will be based on market levels at the time of emergence.

     The Corporation's Plan also includes an offer of settlement for the Securities Litigation.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


     Columbia Transmission's Amended Plan

     Columbia Transmission's amended Plan, which is supported financially by the Corporation, amends the Plan it filed January 18, 1994, and proposes a total distribution by December 31, 1995, of approximately $3.9 billion to its creditors, including approximately $2.2 billion to the Corporation to resolve its secured and unsecured claims; about $1.2 billion to resolve producer claims, and about $500 million to resolve other third party claims. The Official Committee of Unsecured Creditors of Columbia Transmission (Columbia Transmission Creditors' Committee) as well as major producer creditors subject to the producer settlement agreement, described below, support Columbia Transmission's amended Plan. In addition to incorporating terms of the producer settlement agreement, the amended Plan incorporates terms of a settlement with almost all firm customers, state regulatory agencies and consumer groups, also discussed below.

     The producer settlement agreement, which was filed with the Bankruptcy Court on April 27, 1995, reflects settlements and minimum distributions for claims filed against Columbia Transmission by 18 major gas producers and a group of Appalachian producers. These producers represent in excess of 80 percent of the producer claims filed against Columbia Transmission and 80 percent of the approximately $1.6 billion that Columbia Transmission's amended Plan proposes to recognize as the aggregate allowed claims level for all producer claims in excess of $25,000, payable at approximately 72.5 percent assuming 100 percent acceptance. Producers who reject the settlement offers contained in Columbia Transmission's amended Plan may continue to litigate their claims under the Bankruptcy Court approved estimation procedure and will receive the same percentage payout on their claims, when and if ultimately allowed, as received by the settling producers. The producer settlement agreement requires that the Bankruptcy Court approve the settlement amounts for those producers who are parties to it by October 31, 1995, and that distributions under Columbia Transmission's Plan occur by June 28, 1996.

     A major settlement between Columbia Transmission and almost all firm customers, state regulatory agencies and consumer groups resolves virtually all outstanding Order 636 transition cost, rate and bankruptcy matters pending before the Federal Energy Regulatory Commission (FERC). The settlement was filed with the FERC on April 17, 1995.

     Columbia Transmission's amended Plan monetizes the enterprise value of Columbia Transmission and provides for the Corporation's guaranty of all third-party distributions required under the amended Plan.

     Columbia Transmission's amended Plan proposes to pay:
         - 100 percent of all priority and administrative claims, which together amount to approximately $255 million;
         - 100 percent of the Corporation's secured claim of approximately $2 billion, including interest, which will be funded with new debt securities of reorganized Columbia Transmission and all of its equity;
         - 100 percent of all unsecured claims of $25,000 or less, which together amount to approximately $8 million;

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

         - Approximately $40 million which represents 72.5 percent of all trade and other miscellaneous unsecured creditor claims in excess of $25,000;
         - Approximately $160 million in customer refunds as provided under terms of the settlement agreement between Columbia Transmission and its firm service customers and certain other parties;
         - 72.5 percent of the Corporation's $351 million unsecured claim; and
         - Total payout to producers is projected to be approximately $1.2 billion (assuming 100 percent acceptance). Columbia Transmission's amended Plan proposes total allowed contract rejection claims of approximately $1.4 billion and non-rejection producer claims of approximately $260 million and proposes to make distributions up to
           72.5 percent to those creditors who have prepetition claims under those contracts in excess of $25,000. While the proposed total allowed amount for contract rejection claims is somewhat higher than the previous management projection of $1.3 billion, that has been proposed only as part of a consensual Plan which will permit the emergence of both Columbia Transmission and the Corporation from bankruptcy in 1995 or early 1996.

      Columbia Transmission's amended Plan provides that, until the total amount of contested producer claims is established, five percent of the amount distributable to all settling producer claimants will be withheld. If necessary, the five percent holdback will be used on a 50/50 basis with a like contribution by reorganized Columbia Transmission to fund distributions on contested producer claims in excess of those contemplated by Columbia Transmission's amended Plan. Any recoveries after the holdback fund is exhausted would be funded entirely by Columbia Transmission, backed by the Corporation's guaranty. After all producer claims are resolved, the final percentage payout on producer claims and on the Corporation's unsecured claim will be determined.

      Management believes that Columbia Transmission has established adequate reserves to reflect the final outcome of the bankruptcy proceedings based on its amended Plan as filed with the Bankruptcy Court on April 17, 1995.

      Exclusivity Period

      On April 18, 1995, the Bankruptcy Court issued a bridge order extending the exclusivity periods for the Plans for both the Corporation and Columbia Transmission to the next scheduled hearing on May 18, 1995, at which time the Bankruptcy Court will consider a requested extension of the exclusivity period for filing Plans or amendments to the Plans to October 16, 1995, and the period for soliciting acceptances to December 18, 1995.

      Approval Process

      The next steps in the bankruptcy process are for the Bankruptcy Court to approve the producer settlement and the customer settlement and the two companies' disclosure statements. In addition, the Corporation's Plan and the Corporation's financial participation in Columbia Transmission's amended Plan require SEC approval under the Public Utility Holding Company Act. FERC approval of the customer settlement is also necessary and has been requested.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

      After obtaining these approvals, some of which can occur concurrently, the Corporation will send a copy of its Plan and disclosure statement and a report of the SEC to each of its creditors and shareholders for voting purposes. Columbia Transmission will also send its Plan and disclosure statement to its creditors for voting purposes. Management believes that all regulatory, judicial, creditor and shareholder approvals can be obtained and that distributions can take place prior to December 31, 1995.

                             Intercompany Complaint

      On March 19, 1992, Columbia Transmission Creditors' Committee filed a complaint (Intercompany Complaint) with the Bankruptcy Court alleging that the $1.7 billion of Columbia Transmission's secured and unsecured debt securities held by the Corporation should be recharacterized as capital contributions (rather than loans) and equitably subordinated to the claims of Columbia Transmission's other creditors. The Intercompany Complaint also challenged interest and dividend payments made by Columbia Transmission to the Corporation of approximately $500 million for the period from 1988 to the petition date and the 1990 property transfer from Columbia Transmission to Columbia Natural Resources, Inc. as an alleged fraudulent transfer. At the Bankruptcy Court's request, the trial proceedings for the Intercompany Complaint were transferred to the U.S. District Court for the District of Delaware (the District Court) and were concluded in 1994, and the District Court was expected to render a decision in the second quarter of 1995.

      The terms of Columbia Transmission's Plan provides for a resolution of this litigation. At an April 12, 1995, status conference with the District Court judge, counsel for the Corporation suggested, with the concurrence of the Columbia Transmission Creditors' Committee, that the District Court's decision in the Intercompany Complaint litigation be deferred because it would become moot if the Plans filed with the Bankruptcy Court on April 17, 1995, by the Corporation and Columbia Transmission are confirmed.

                             Estimation Procedures

      As a result of the events that led to Columbia Transmission's bankruptcy petition filing in July 1991 and its rejection of more than 4,800 above-market gas purchase contracts with producers, Columbia Transmission had recorded liabilities of approximately one billion dollars for estimated contract rejection costs. In addition, approximately $255 million of take-or- pay and other miscellaneous producer claims had also been recorded.

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


      Columbia Transmission has been able to successfully use the Report, along with other information and its analyses of the numerous contract-specific issues, to generate reasonable ranges for settlement of particular claims of producers and then to use all of that information as the basis for the producer settlement embodied in Columbia Transmission's amended Plan. Moreover, the Report has enabled Columbia Transmission and the Columbia Transmission Creditors' Committee to agree upon a formula which Columbia Transmission has employed to generate settlement offers under its Plan for all other producer-creditors that it believes would result in fair and equitable treatment to those creditors and assure them of the same percentage distributions on their allowed claims as that afforded the settling producers. Columbia Transmission's amended Plan in no way restricts the maximum allowed claim of any non-settling producer and any such producer may elect to litigate its claim pursuant to the claims-estimation process.

      As a result of the filing of Columbia Transmission's amended Plan, the date initially established by the claims mediator for the filing of unaudited claims recalculations by producers has been extended from April 21, 1995, until June 30, 1995. The claims mediator has also deferred until further notice the continuation of the claims-estimation process to allow individual producers to consider whether to accept the proposed allowed amounts for their claims contained in Columbia Transmission's amended Plan. The claims mediator has requested that producers either file their claims recalculation forms or notify Columbia Transmission of their acceptance of the proposed allowed amounts for their claims by June 30, 1995.

      The Report does not address an alternative method for calculating contract rejection damages on a generic basis sponsored by Columbia Transmission. This methodology contemplates using the market value of the producers' reserves subject to the contracts rejected by Columbia Transmission as evidence of the economic value to producers of such contracts (Market Value Methodology). In light of the developments in connection with Columbia Transmission's amended Plan, briefings and hearings previously set for the Market Value Methodology have been deferred until further notice by the claims mediator and will be rescheduled later, if and when necessary.

                                Interest Expense

      Interest expense of the Corporation is not being accrued during bankruptcy, but an estimate that totals approximately $792 million for the period from July 31, 1991, through March 31, 1995, is included in a footnote on the Consolidated Balance Sheets which was calculated based on the methodology outlined in the Corporation's Plan filed with the Bankruptcy Court on April 17, 1995. As explained in the Plan, the ultimate payout to creditors will depend on, among other items, obtaining necessary approvals and upon the acceptance of the Plan by the requisite number and amount of creditors.

                             Securities Litigation

      After the announcement on June 19, 1991, regarding the Corporation's probable charge to second quarter earnings and the suspension of its dividend, 17 complaints including

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

      purported class actions were filed against the Corporation and its directors and certain officers of the debtor companies in the District Court (Securities Litigation). The actions, which generally allege violations of certain anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, have been consolidated. On October 31, 1994, the class action plaintiffs filed an amended and consolidated complaint against the non-debtor defendants in the District Court essentially alleging the same causes of action as the previously filed complaints. In addition, these plaintiffs filed a motion for class certification in both the Bankruptcy Court and the District Court. On November 1, 1994, the Corporation filed a motion with the Bankruptcy Court that seeks to require the individual class action plaintiffs to file supplementary information with respect to the proofs of claims previously filed on their behalf. Persons not responding would be barred from asserting their claims pursuant to such procedures. In an order dated November 30, 1994, the District Court stayed both the District Court and Bankruptcy Court litigation until a final judgment is entered in the Intercompany Complaint litigation.

      On February 13, 1995, the Corporation, in order to promptly address the securities claims in its Plan, requested the District Court to modify the stay order by considering the Corporation's motion to supplement class proofs of claims. On April 10, 1995, counsel for the class action plaintiffs filed a motion requesting that the District Court lift the November 1994 stay order in its entirety. On April 20, 1995, the Corporation and individual defendants filed a memorandum in opposition to that motion.

      The Corporation disputes the assertion that there is any liability on the part of the Corporation or of its officers and directors who are defendants in this litigation and, therefore, no reserves have been established for this issue on its consolidated financial statements. The Corporation believes that its public disclosures were adequate and accurate. Nevertheless, in order to resolve outstanding disputes, the Corporation's Plan includes an offer of settlement.

      Under the Corporation's Plan, holders of Securities Litigation claims that timely file proper supplemental proofs of claim and accept the settlement offer proposed in the Corporation's Plan will be paid a settlement amount up to $18 million by the Corporation and various non-debtor contributors, subject to certain adjustments. The offer of settlement provides a range of amounts to those holders who purchased the Corporation's debt and equity securities between March 1, 1990, and June 18, 1991, and either continued to hold such securities through June 19, 1991, or sold such securities at a loss during the period from March 31, 1991, through June 18, 1991. Holders of Securities Litigation claims not satisfying these criteria would receive nothing under the Plan. If the proposed settlement amount is insufficient to satisfy the range of recoveries proposed in the Corporation's Plan, the Corporation at its option may increase such amount through additional cash contributions by the contributors or the issuance of debt and equity securities. Alternatively, the Corporation may choose to withdraw the offer of settlement. The offer of settlement is also conditioned upon acceptance by Securities Litigation claimants accounting for at least 75 percent of the total amount of claims allowed under the Corporation's Plan.
      However, the Corporation may waive this condition.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

      Holders of Securities Litigation claims that timely file proper supplemental proofs of claim and reject the settlement offer may continue the Securities Litigation post-emergence, and the claims will be assumed by the reorganized Corporation. While the Corporation believes that it has meritorious defenses to this litigation, the outcome is uncertain at this time.

                             Derivative Litigation

      Also in 1991, three derivative actions were filed in the Court of Chancery in and for New Castle County (Delaware) alleging that directors breached their fiduciary duties (Derivative Litigation). These suits have been stayed by either the bankruptcy filing or by stipulation of the parties. The Corporation's Plan treats the claims alleged in the Derivative Litigation as belonging to the Corporation in the bankruptcy proceeding. On March 15, 1995, the Corporation's Board of Directors formed a Special Litigation Committee to determine whether proceeding with the litigation is in the best interest of the Corporation. Once the Special Litigation Committee has completed its investigation and submitted its determination to the Corporation's Board of Directors, which determination shall be binding on the Board, the Corporation's Plan will be amended to incorporate such determination. The Corporation's Official Committee of Equity Security Holders has also commenced an investigation to assess the value of the contingent asset represented by those claims.

      The Corporation believes, and is advised that its officers and directors who are defendants in the litigation believe, that they have meritorious defenses to this litigation; however, the outcome is uncertain at this time.

                  Prepetition Obligations of Debtor Companies

      The accompanying consolidated balance sheet as of March 31, 1995, includes approximately $4 billion of liabilities subject to the Chapter 11 proceedings of the Corporation and Columbia Transmission as follows:

              ($ in millions)
              -------------------------------------------------------------------------
              Corporation
                Total payable (primarily debt obligations)                  2,382.6
                Less:  payable to affiliates                                    5.2
                                                                           --------
                Payable to nonaffiliates                                    2,377.4
                                                                           --------
              Columbia Transmission
                Total payable                                               3,902.7
                Less: payable to affiliates                                 2,289.4
                                                                           --------
                Payable to nonaffiliates                                    1,613.3

              Liabilities Subject to Chapter 11 Proceedings                 3,990.7
              -------------------------------------------------------------------------

     Columbia Transmission's prepetition obligations include secured and unsecured debt payable to the Corporation, estimated supplier obligations, estimated rate refunds, accrued taxes and other trade payables and liabilities. Prepetition obligations of the Corporation primarily represent debentures, notes, bank loans and commercial paper outstanding on the filing date together with accrued interest to that date. A substantial amount of Columbia Transmission's

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

     liabilities subject to Chapter 11 proceedings relate to amounts owed to the Corporation. Columbia Transmission's borrowings have been funded by the Corporation on a secured basis since June 1985 and are secured by mortgages and a cash collateral order approved by the Bankruptcy Court. On the petition date, the principal amount of the First Mortgage Bonds
     outstanding was $930.4 million.   A secured inventory financing agreement
     of $410 million was also outstanding on the petition date. Prepetition and postpetition interest on secured debt owed by Columbia Transmission to the Corporation was $526.1 million at March 31, 1995. In addition to these secured claims, the Corporation has an unsecured claim against Columbia Transmission of $351 million in installment notes issued prior to 1985 and accrued interest to the petition date.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


                 Financial Information for the Debtor Companies

     Below is condensed financial information for the Corporation and Columbia Transmission as of, and for the three month period ended, March 31, 1995. Certain reclassifications have been made to the prior periods to conform to the 1995 presentation.

                                                 Corporation                        Columbia Transmission
                                            ---------------------                   ---------------------
                                                    As of                                   As of
                                    -------------------------------------    -----------------------------------
                                         March 31,         December 31,          March 31,       December 31,
         ($ in millions)                    1995               1994                1995              1994
         -------------------------------------------------------------------------------------------------------
          Current assets
           Cash and temporary
            cash investments               17.7               218.5             1,331.7          1,253.5
           Other                          477.0               205.6               334.8            360.2
           Total current assets           494.7               424.1             1,666.5          1,613.7
         Current liabilities              (14.0)              (14.8)             (314.3)          (330.0)
         -------------------------------------------------------------------------------------------------------

         Working capital                  480.7               409.3             1,352.2          1,283.7
         Noncurrent assets              3,747.0             3,669.8             2,319.7          2,321.5
         Estimated liabilities subject
           to Chapter 11 proceedings   (2,382.6)           (2,382.5)           (3,902.7)        (3,862.3)
         Noncurrent liabilities          (248.3)             (228.6)             (233.3)          (232.0)
         -------------------------------------------------------------------------------------------------------

         NET EQUITY                     1,596.8             1,468.0              (464.1)          (489.1)
         =======================================================================================================

                                                 Three Months                           Three Months
                                                 Ended March 31                        Ended March 31
                                          --------------------------             -------------------------
         ($ in millions)                    1995               1994                1995              1994
         -------------------------------------------------------------------------------------------------------
         Operating revenues                   -                   -               181.6             220.1
         Operating expenses                 9.8                 2.0               118.9             141.1
         -------------------------------------------------------------------------------------------------------

         Operating income (loss)           (9.8)               (2.0)               62.7              79.0
         Other income (deductions)        154.8               162.6               (22.2)            (24.4)
         Income taxes                      16.2                26.0                15.6              17.3
         Change in accounting                 -                   -                   -              (3.1)
         -------------------------------------------------------------------------------------------------------

         NET INCOME                       128.8               134.6                24.9              34.2
         =======================================================================================================

         NET CASH FROM OPERATIONS          15.8                18.8               109.5             137.9
         =======================================================================================================


3. Environmental Matters

   As discussed in the 1994 Form 10-K, the Corporation's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices that subsequently were determined to be environmentally unsound. Comprehensive reviews

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

   of compliance with existing environmental standards, including review of operating activities through site reviews, identification of potential site problems and formulation of remediation programs are being conducted. As these self-assessment programs continue, it is likely that additional compliance costs will be identified and become subject to reasonable quantification.

   Virtually all of Columbia Transmission's future remediation work for currently owned or operated facilities will be performed under a United States Environmental Protection Agency (EPA) Consent Order that details specific approvals and procedures that must be followed.

   A study previously undertaken for Columbia Transmission which quantified the scope of remediation activities to be undertaken in future years is being reviewed by an independent consultant in light of the order and additional information accumulated during 1994. The results of this study are not expected to be available until mid-1995.

4. Oil and Gas Producing Properties

   Under the full cost method of accounting for oil and gas properties, all productive and unproductive costs directly identified with acquisition, exploration, and development activities are capitalized in a countrywide cost center. At March 31, 1995, the capitalized costs exceeded the sum of the estimated present value of future oil and gas revenues. However, since that date, oil and gas prices recovered such that the present value of future revenues exceeded the capitalized costs and, therefore, no charge to earnings was required.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        STATUS OF BANKRUPTCY PROCEEDINGS

A summary of events relating to the bankruptcy proceedings that have occurred subsequent to the information reported in the 1994 Annual Report on Form 10-K follows.

Plans of Reorganization

On April 17, 1995, the Corporation and Columbia Transmission filed plans of reorganization and related disclosure statements with the Bankruptcy Court for consideration by their creditors and other interested parties (see Note 2 for additional information).

The Corporation's plan of reorganization proposes distributions of approximately $3.6 billion including $2.3 billion in payment of the Corporation's prepetition debt and $1.1 billion of interest on that debt.

Columbia Transmission's amended plan of reorganization amends its plan of reorganization filed January 18, 1994, and proposes a total distribution of $3.9 billion to its creditors, including approximately $2.2 billion to the Corporation to resolve its secured and unsecured debt claims; about $1.2 billion to resolve producer claims, and about $500 million to resolve other third party claims. Columbia Transmission's amended plan of reorganization is financially supported by the Corporation.

On April 18, 1995, the Bankruptcy Court issued a bridge order extending the exclusivity periods for both the Corporation and Columbia Transmission to the next scheduled hearing on May 18, 1995. At that time the Bankruptcy Court will consider the extension of the exclusivity period for filing plans of reorganization or amendments to the plans of reorganization to October 16, 1995, and the period for soliciting acceptances to December 18, 1995.

Intercompany Complaint

At an April 12, 1995, status conference with the District Court judge, counsel for the Corporation suggested, with the concurrence of the Columbia Transmission Creditors' Committee, that the District Court's decision in the Intercompany Complaint litigation be deferred because such decision will become moot if the reorganization plans filed with the Bankruptcy Court on April 17, 1995, by the Corporation and Columbia Transmission are confirmed.

                        PART 1 - FINANCIAL INFORMATION
               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                    GAS SALES AND TRANSPORTATION REVENUES


                                                                                               Three Months
                                                                                              Ended March 31
                                                                                     ----------------------------------
                                                                                         1995                    1994
                                                                                      ---------               ---------
                                                                                                (millions)
      Residential                                                                        $   544.0             $   576.3
      Commercial                                                                             201.8                 234.1
      Industrial                                                                              50.1                  63.7
      Wholesale                                                                               24.1                  26.4
      Other                                                                                   14.2                   6.1
      Transportation                                                                         147.8                 185.6
                                                                                         ----------            ----------

           TOTAL                                                                         $   982.0             $ 1,092.2
                                                                                         ==========            ==========





                       OPERATING INCOME (LOSS) BY SEGMENT

                                                                                               Three Months
                                                                                              Ended March 31
                                                                                     ----------------------------------
                                                                                         1995                    1994
                                                                                      ---------               ---------
                                                                                                (millions)
      Transmission                                                                       $   76.6                87.0

      Distribution                                                                          116.2               112.4

      Oil and Gas                                                                            (0.1)               12.1

      Other Energy                                                                            7.9                12.8

      Corporate                                                                              (0.7)               (2.1)
                                                                                         ---------            --------

           TOTAL                                                                         $  199.9           $   222.2
                                                                                         =========          ==========

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                        COMPARATIVE GAS OPERATIONS DATA

                                                                                              Three Months
                                                                                             Ended March 31
                                                                                 -----------------------------------
                                                                                    1995                      1994
                                                                                  --------                 ---------
THROUGHPUT (BCF)
- ----------------

   SALES
      Residential                                                                      90.4                     98.2
      Commercial                                                                       36.6                     42.7
      Industrial                                                                       23.0                     20.8
      Wholesale                                                                        22.6                     19.5
      Other                                                                            11.7                      8.2
      Intersegment eliminations                                                       (10.5)                    (9.0)
                                                                                   ---------                ---------
         Total Sales Volumes                                                          173.8                    180.4
                                                                                   ---------                ---------

   TRANSPORTATION
     Market Area
      Transmission                                                                    401.2                    417.5
      Distribution                                                                     76.8                     62.7
     Columbia Gulf
      Main line                                                                       154.9                    173.4
      Short-haul                                                                      183.4                    194.1
     Intersegment eliminations                                                       (461.1)                  (478.6)
                                                                                    -------                ---------
         Total Transportation Volumes                                                 355.2                    369.1
                                                                                    -------                ---------

   TOTAL THROUGHPUT                                                                   529.0                    549.5
                                                                                   =========                =========




SOURCES OF GAS SOLD (BCF)
- -------------------------

   Purchased                                                                          106.8                    116.0
   Produced                                                                            17.7                     16.6
   Exchange                                                                            (2.5)                     1.5
   Storage withdrawals                                                                 69.0                     72.9
   Other, net                                                                          (6.7)                   (17.6)
    Intersegment eliminations                                                         (10.5)                    (9.0)
                                                                                   ---------                ---------
      Total                                                                           173.8                    180.4
                                                                                   =========                =========


DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)
- --------------------------------------------

   Actual                                                                             2,758                    3,147
   Normal                                                                             2,947                    2,947
   % Colder (warmer) than normal                                                         (6)                       7
   % Colder (warmer) than prior period                                                  (12)                      10

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS

Net Income

The Corporation's 1995 first quarter net income was $128.8 million, or $2.55 per share, down $5.8 million, or $0.11 per share from last year. After adjusting for unusual items, unrecorded interest and bankruptcy related costs net income was $95.7 million compared to $102.2 million in the same period last year. The decrease primarily reflects lower prices for natural gas production and the impact of warmer first quarter weather. Partially offsetting these decreases was the effect of improved rates for the distribution segment. The bankruptcy related and unusual items are as follows:

                      Bankruptcy Related and Unusual Items
                         After-tax effect on Net Income
                                   (millions)

                                                                                          Three Months
                                                                                         Ended March 31
                                                                                        ------------------
                                                                                         1995        1994
                                                                                        ------      ------
- - Estimated interest costs not recorded on prepetition debt                              39.9        31.9
- - Professional fees and related expenses                                                 (6.8)       (7.0)
- - Reserve adjustment for IRS settlement                                                     -        10.3
- - Change in accounting for postemployment benefits                                          -        (5.6)
- - Impact of transmission rate items                                                         -         2.8
                                                                                        -------     ------
  Total adjustments                                                                      33.1        32.4
                                                                                        =======     ======

Revenues

For the first three months of 1995 operating revenues of $1,051.9 million, decreased $107 million from the first three months of 1994, principally reflecting lower sales for the distribution segment attributable to warmer weather together with lower revenues for transportation services. Improved rates for the distribution segment partially offset the effect of lower sales volumes on gas sales revenues. In 1994, transportation revenue was higher due to the recovery of certain transportation costs that were offset in operating expense. In addition, $7.3 million of non-affiliate revenues were recorded last year because the cost of gas from an earlier period met certain competitive tests. The other revenue increased primarily reflecting $5.4 million for Ozark pipeline partnership exit fees recorded by Columbia Gulf Transmission Company (Columbia Gulf). (Beginning with this report, 1995 and 1994 results reflect equity earnings of unconsolidated affiliates in operating income.)

Expenses

Operating expenses of $852 million were down $84.7 million from last year due to reduced natural gas purchases resulting from lower sales requirements and decreased operation and maintenance expense primarily for lower transportation expense mentioned above. The increase in depreciation and depletion expense was primarily attributable to $5.9 million higher depletion expense, of which $8.1 million was attributable to a higher depletion rate during the current period due to lower natural gas prices, partially offset by the effect of lower depletable revenues. Increased plant in service led to a small increase in depreciation expense of $3 million.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


Other Income (Deductions)

Other Income (Deductions) improved income $11.2 million, an increase of $3.8 million over 1994. Income in both periods benefited from not accruing interest expense on prepetition debt obligations by $64 million in 1995 and $54 million last year. (Since the July 31, 1991 bankruptcy filing, the estimated effect of not accruing interest expense on prepetition debt obligations totals approximately $792 million. As explained in the Corporation's plan of reorganization, the ultimate payout to creditors will depend on, among other things, obtaining necessary approvals and upon the acceptance of the plan of reorganization by a requisite number and amount of creditors.)

The $19.4 million improvement in interest income and other, net included higher interest earned on temporary cash investments partially offset by a decrease of $2.9 million recorded by Columbia Gulf to reflect a loss on the sale of its investment in the Ozark pipeline partnership. The prior period decrease was largely due to recording $8.7 million to reflect a FERC order that disallowed an earlier carrying charge adjustment associated with gas exchange activity. (This issue was reversed in the second quarter of 1994 as a result of a FERC rehearing order.) Also reducing interest income in 1994 was a $4 million adjustment for a FERC ruling regarding Order 94 that was offset by a reduction to interest expense for this same issue.

Interest expense and related charges in the first quarter of this year reduced income $5.5 million compared to an income improvement of $16.8 million in the prior period. The 1994 improvement was primarily due to a reserve adjustment for lower interest costs for an IRS settlement.

Increasing income in both periods was the net effect of reorganization items of $10.7 million and $4 million in 1995 and 1994, respectively, reflecting interest earned on accumulated cash of approximately $18.9 million in 1995 and $12.2 million in 1994, partially offset by professional fees and related expenses which were approximately $8.2 million for both periods.

Liquidity and Capital Resources

Cash flow from operations for the first quarter of 1995 was $446.6 million, essentially unchanged from the same period last year.

The Corporation maintains a debtor-in-possession facility (DIP Facility) with Chemical Bank (Chemical) solely for the issuance of letters of credit of up to $25 million. The DIP Facility will expire on December 31, 1995, unless extended by mutual agreement between the Corporation and Chemical. As of April 30, 1995, $13.7 million of letters of credit were outstanding under the DIP Facility. The Corporation's liquidity needs are being satisfied by internally generated funds. As of April 30, 1995, the Corporation and its subsidiaries, excluding Columbia Transmission, had $524.8 million invested in money market instruments.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


The liquidity needs of Columbia Transmission are being satisfied by internally generated funds. As of April 30, 1995, Columbia Transmission had $1,241.4 million invested in money market instruments through a wholly owned subsidiary, Columbia Transmission Investment Corporation. Columbia Transmission also maintains a DIP Facility with Chemical solely for the issuance of letters of credit of up to $25 million. The expiration date of Columbia Transmission's DIP Facility is December 31, 1995, unless extended by mutual agreement between Columbia Transmission and Chemical. As of April 30, 1995, the balance of outstanding letters of credit under Columbia Transmission's DIP Facility was $1.8 million.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                            TRANSMISSION OPERATIONS

                                                                                                    Three Months
                                                                                                   Ended March 31
                                                                                          ---------------------------------
                                                                                            1995                    1994
                                                                                          --------                ---------
                                                                                                     (millions)
OPERATING REVENUES
   Transportation revenues                                                                $  180.4                  $ 236.5
   Storage revenues                                                                           29.5                     35.8
   Other revenues                                                                             18.5                      0.7
                                                                                           --------                 --------
Total Operating Revenues                                                                     228.4                    273.0
                                                                                           --------                 --------


OPERATING EXPENSES
   Operation and maintenance                                                                 112.1                    144.8
   Depreciation                                                                               25.7                     25.8
   Other taxes                                                                                14.0                     15.4
                                                                                           --------                 --------
Total Operating Expenses                                                                     151.8                    186.0
                                                                                           --------                 --------

OPERATING INCOME                                                                           $  76.6                  $  87.0
                                                                                           ========                 ========


THROUGHPUT (BCF)
Transportation
   Columbia Transmission
     Market Area                                                                             401.2                    417.5
   Columbia Gulf
     Main-line                                                                               154.9                    173.4
     Short-haul                                                                              183.4                    194.1
   Intrasegment eliminations                                                                (284.0)                  (282.9)
                                                                                           --------                 --------
Total Throughput                                                                             455.5                    502.1
                                                                                           ========                 ========

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

Plan of Reorganization

On April 17, 1995, Columbia Transmission, with the Corporation as co-sponsor, filed with the Bankruptcy Court an amended plan of reorganization and disclosure statement. The provisions of the amended plan of reorganization reflect the results of extensive negotiations with creditors and other interested parties and are supported by claimants representing a significant portion of filed claims (see Note 2 for additional information).

Customer Settlement

On April 17, 1995, Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf) filed a settlement (Settlement) encompassing virtually all outstanding regulatory proceedings before the FERC. Generally, the Settlement defines Columbia Transmission's and Columbia Gulf's refund obligations to their customers in pending regulatory proceedings, and determines Columbia Transmission's ability to recover costs associated with the restructuring of its services under FERC Order No. 636 (Order 636), including certain costs relating to issues pending in the bankruptcy proceedings. The Settlement contemplates payment of an estimated $170 million in refunds, including post-petition amounts, to Columbia Transmission's customers. In addition, an estimated $200 million will be collected from Columbia Transmission's customers, depending upon when the Settlement is implemented.

Refunds to be paid under the Settlement resolve: (1) all issues involving the flowthrough of customer refunds involved in the bankruptcy reorganization; (2) all issues surrounding Columbia Transmission's ability to flowthrough upstream Order No. 528 amounts, including settlement of the Baltimore Gas & Electric vs. FERC litigation; and (3) implementation of a rate case settlement of Columbia Transmission and Columbia Gulf (Docket Nos. RP90-108 and RP90-107, respectively).

As discussed above, the Settlement was incorporated in Columbia Transmission's amended plan of reorganization and its effectiveness is contingent upon approval of the amended plan of reorganization by the Bankruptcy Court. On April 21, 1995, the FERC issued a notice stating that comments to the Settlement are to be filed by May 17, 1995, with reply comments to be filed by May 31, 1995.

Columbia Gulf Transmission Company's Rate Case

As reported in the 1994 Form 10-K, Columbia Gulf previously filed a general rate case with the FERC which went into effect, subject to refund, on November 1, 1994. The rate case reflects the termination of its long-standing transportation contract with Columbia Transmission and seeks to recover increased costs since the last rate case. Settlement discussions with the FERC and interested parties have resulted in a tentative settlement that was filed with the FERC on May 1, 1995. Columbia Gulf expects to receive FERC approval later this year.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

Environmental Matters

A study previously undertaken for Columbia Transmission which quantified the scope of remediation activities to be undertaken in future years is being reviewed by an independent consultant in light of an EPA order and additional information accumulated during 1994. The results of this study are not expected to be available until mid-1995.

Upstream Pipeline Contracts

Columbia Transmission has transportation contracts with certain pipeline companies that historically have been used to deliver gas to Columbia Transmission. Columbia Transmission has settled claims filed by some of these pipelines in the bankruptcy proceedings. These settlements provide for the assumption of certain contracts, the termination of certain other contracts that are no longer necessary for Columbia Transmission's operations, or the substantial reduction of the transportation contracts. As a result, approximately $463 million of claims filed by the pipelines against Columbia Transmission will be withdrawn when all settlements receive Bankruptcy Court and regulatory approvals. These settlements include projected exit fee payments of approximately $102 million by Columbia Transmission including amounts already paid to certain pipelines through March 1995. The projected exit fee payments will continue to decrease as additional monthly demand payments are made until the effective dates of the respective exit fee
settlements.   During the first quarter of 1995, Columbia Transmission reached a settlement agreement with Overthrust Pipeline Company which among other things provides for an exit fee payment of approximately $5 million (based on a March 1995 payment date). The settlement was filed with both the Bankruptcy
Court and FERC in March 1995.   The Bankruptcy Court approved the settlement on
April 8, 1995, and it is still awaiting final FERC approval. The payments are conditioned upon Columbia Transmission's recovery of the exit fees through rates as stranded costs associated with its restructuring under Order 636. Under the customer settlement discussed above, Columbia Transmission will be permitted to recover a significant portion of upstream pipeline stranded costs.

On March 1, 1995, Columbia Transmission made its annual filing to recover costs it continues to incur under transportation contracts with upstream pipelines. The filing reflected those costs Columbia Transmission projected it would incur under contracts it continues to utilize in system operations, costs associated with contracts for which exit fees had not yet been implemented, and continued amortization of exit fees paid to an upstream pipeline. In addition, the filing proposed to implement a surcharge under the tracking provision to recover an undercollection of transportation costs paid during 1994. This underrecovery was caused, in part, by amounts paid by Columbia Transmission to Columbia Gulf under the provisions of the cost of service contract between the two companies that terminated on November 1, 1994. Various parties protested Columbia Transmission's filing, and challenged among other things Columbia Transmission's ability to recover the costs attributable to Columbia Gulf. On March 31, 1995, FERC accepted the filing, subject to refund and to Columbia Transmission's filing of additional information regarding the payments made to Columbia Gulf. Under the customer settlement discussed above,

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

customers and others retain the right to challenge Columbia Transmission's recovery of approximately $39 million of Columbia Gulf costs it incurred between November 1, 1993, and October 31, 1994. Management believes that the resolution of this issue will not have a material impact on the consolidated financial statements.

Marketing Initiatives

In late 1994, Columbia Transmission announced a proposal to expand its pipeline and storage capacity to serve increased customer requirements in its market area. Substantial interest was expressed for additional firm transportation and storage services in an open season held in early 1995. In mid-April initial agreements for various levels of increased service were forwarded to prospective market expansion customers, many of which are current customers of Columbia Transmission. Responses were received on May 1, 1995. While it is not yet certain what the ultimate level of increased services will be under the proposed expansion, levels requested exceed 500,000 Mcf per day phased in over a three-year period beginning in 1997. Upon finalization of agreements, Columbia Transmission will make the necessary filings with FERC to construct the facilities required to provide the expanded services. It is also anticipated that authorization to proceed with the project will be requested from the Bankruptcy Court in mid-1995.

Partnership Issues

During 1994, various pipeline shippers, including Columbia Transmission, entered into negotiations and subsequently reached separate agreements with all three of Columbia Gulf's pipeline partnerships which, among other things, provide for exit fee payments to substantially reduce the cost of or provide for the release from transportation contracts. Of the three agreements, the Trailblazer settlement with Columbia Transmission has received both Bankruptcy
Court and FERC (subject to rehearing) approval.   The Ozark and Overthrust
settlements with Columbia Transmission have been approved by the Bankruptcy Court and are now pending FERC approval. Columbia Gulf's investment in the remaining partnerships as of March 31, 1995, amounted to $26.3 million, net of valuation reserves and before related deferred taxes. On April 28, 1995, Columbia Gulf's partnership investment in Ozark was sold and did not have a material impact on the consolidated financial statements.

Volumes

For the first quarter of 1995, throughput of 455.5 Bcf, decreased 46.6 Bcf from the same period last year. The lower throughput was largely due to warmer weather which reduced customer demand for transportation services to receive gas from storage inventory and other gas supply to serve their markets.

Since a substantial portion of the transmission companies' costs are now recovered through monthly demand charges, lower throughput for the current period had little effect on net revenues.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

Operating Revenues

Total operating revenues for the first quarter of 1995 were $228.4 million, down $44.6 million from 1994. Of this decrease, $32 million is for the recovery of certain transportation costs and is fully offset by a corresponding reduction to operating expenses thereby having no effect on operating income. After adjusting for this issue, operating revenues decreased $12.6 million primarily due to revenues of $12.9 million which Columbia Transmission was allowed to collect in 1994 because its average cost of gas in a prior period met certain tests prescribed in a 1985 customer settlement. Improving operating revenues by $5.4 million was Columbia Gulf's portion of the Ozark partnership's exit fee receivable from Columbia Transmission and another pipeline.

Operating Income

Operating income of $76.6 million, decreased $10.4 million from the same period during 1994 primarily due to the $44.6 million change in total revenues as discussed above, partially offset by $32 million for reduced transportation costs, also mentioned above.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            DISTRIBUTION OPERATIONS

                                                                                                Three Months
                                                                                               Ended March 31
                                                                                     -----------------------------------
                                                                                        1995                     1994
                                                                                      --------                ---------
                                                                                                (millions)
NET REVENUES
   Sales revenues                                                                    $ 767.1                  $ 834.8
   Less:  Cost of gas sold                                                             472.5                    562.7
                                                                                     --------                 --------
   Net Sales Revenues                                                                  294.6                    272.1
                                                                                     --------                 --------

   Transportation revenues                                                              33.6                     26.6
   Less: Associated gas costs                                                            2.2                      1.9
                                                                                     --------                 --------
   Net Transportation Revenues                                                          31.4                     24.7
                                                                                     --------                 --------

Net Revenue                                                                            326.0                    296.8
                                                                                     --------                 --------

OPERATING EXPENSES
   Operation and maintenance                                                           122.1                    103.6
   Depreciation                                                                         30.9                     28.3
   Other taxes                                                                          56.8                     52.5
                                                                                     --------                 --------
Total Operating Expenses                                                               209.8                    184.4
                                                                                     --------                 --------

OPERATING INCOME                                                                     $ 116.2                  $ 112.4
                                                                                     ========                 ========


THROUGHPUT (BCF)
   Sales
    Residential                                                                         90.4                     98.1
    Commercial                                                                          36.6                     42.7
    Industrial and other                                                                 6.1                      4.9
                                                                                      -------                  -------
   Total Sales                                                                         133.1                    145.7
   Transportation                                                                       76.8                     62.7
                                                                                     --------                 --------
Total Throughput                                                                       209.9                    208.4
                                                                                     ========                 ========

SOURCES OF GAS FOR THROUGHPUT (BCF)
   Sources of Gas Sold
      Spot Market*                                                                      46.6                     62.1
      Producers                                                                         19.8                     20.6
      Storage withdrawals                                                               69.0                     73.0
      Other                                                                             (2.3)                   (10.0)
                                                                                     --------                 --------
         Total Sources of Gas Sold                                                     133.1                    145.7
   Transportation received for delivery to customers                                    76.8                     62.7
                                                                                     --------                 --------
Total Sources                                                                          209.9                    208.4
                                                                                     ========                 ========

*Purchase contracts of less than one year

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

Market Conditions

Weather in the distribution subsidiaries' (Distribution) service area for the first quarter was six percent warmer than normal and 12 percent warmer than last year. The 1994-95 winter heating season, November through March, was 11 percent warmer than normal and nearly 16 percent warmer than last year. Transportation deliveries remain high reflecting relatively robust economic conditions and low spot market gas prices.

Distribution continues to develop new strategic marketing initiatives that involve studies to more clearly define customer groups and service needs. The project, which will run until June 1995, is slated to examine all portions of both existing and emerging markets. One aspect of the market assessment is reviewing opportunities available in the natural gas vehicle (NGV) market and testing whether a more targeted marketing approach, in selected locations, is more appropriate. The conclusions of these comprehensive marketing studies may result in modifying Distribution's marketing strategies and support structures.

Columbia Gas of Ohio, Inc. (Columbia of Ohio) recently initiated a new commercial water heater financing program designed to assist food service operators in purchasing supplemental gas water heaters, to increase the temperature of water used in sanitizing dishware. This program will facilitate Columbia of Ohio's entry into a new market that has predominately been served by electricity. Distribution plans to expand this program to its other service areas later in 1995 and 1996.

Distribution continues to aggressively support economic development activities in its operating areas as a strategic marketing tool. The strong trend in industrial economic development is expected to continue in much of Distribution's service areas throughout 1995.

Integrated Resource Planning

During the first quarter, the Virginia State Corporation Commission approved a two-year pilot program to promote the installation of high efficiency natural gas equipment in several of Commonwealth Gas Services, Inc.'s (Commonwealth Services) operating areas. The program will offer incentives toward the purchase of natural gas equipment, including furnaces, water heaters and the York Triathlon, the first commercial natural gas fueled year-round climate control system. The implementation of the program will be a significant step in the development of a comprehensive approach to integrated resource planning in Virginia.

Regulatory Matters

Columbia Gas of Maryland, Inc. (Columbia of Maryland) filed a rate case in March 1995, requesting a $1.9 million increase in base rates, effective October 1995. The filing was made utilizing a fully projected test period which permits a closer matching of revenues with expenses. As an alternative, Columbia of Maryland proposed that the rate increase be based on a partially

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

projected test year with the rates phased-in on a two step basis, October 1995 and April 1996. In addition, this alternative proposal would stipulate that no base rate filings will be effective before 1997.

Columbia of Maryland is currently assisting the regulatory commission's staff and other interested parties to establish a framework for future regulation of gas services in the Order 636 environment. The approach under consideration is intended to stimulate more competition by providing all gas consumers with a broader array of service choices, while addressing fundamental issues such as the company's obligation to serve, gas supply management incentives, marketing incentives, and more flexible tariff provisions. It is a balanced approach that provides gas supply choices to customers while also providing an opportunity to add value for shareholders through new services and performance-based incentives. This forum will provide Columbia of Maryland an opportunity to assist in changing regulations that will enhance its marketing position.

Commonwealth Services is expected to file a general rate case in May 1995, requesting an increase in base rates of approximately $15 million, to be effective in October 1995. The filing will likely incorporate specific regulatory initiatives related to gas supply issues, including capacity release and off-system sales.

Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) currently plans to file a base rate case in September 1995 with rates effective in June 1996. It is expected that a number of regulatory initiatives will be pursued in the filing, including a provision for weather normalization and a fully projected test year. Columbia of Pennsylvania has held a series of meetings with interested parties to resolve several issues prior to filing the rate case and submitted documents supporting estimated cost of service levels. Meetings with these interests are expected to continue throughout the summer.

On March 31, 1995, Columbia of Pennsylvania made its annual gas cost recovery filing. In addition to a continuation of the gas cost incentive plan approved a year ago, Columbia of Pennsylvania is requesting a number of performance based mechanisms, including a sharing of capacity release revenues, a gas futures program and an off-system sales program. If approved, adjusted rates will go into effect in October 1995.

Volumes

Throughput for the three months ended March 31, 1995, of 209.9 Bcf was essentially unchanged due to lower sales being offset by higher transportation. The effect of the mild first quarter weather was tempered by increased overall demand for transportation services due primarily to relatively strong economic conditions throughout the service area, reduced spot market prices for natural gas, as well as increased service to the low-margin power generation markets.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

Net Revenues

First quarter net revenues of $326 million, increased $29.2 million over 1994. The increase was due largely to approximately $36 million for higher rates in effect during the current period and $7.8 million for increased transportation deliveries. Additionally, the higher revenues included $10.3 million for revenue surcharges that increased both revenues and operating expenses and therefore had no effect on operating income. These improvements were mitigated by a $24 million reduction in net revenue for the effect of lower sales volumes due to the warmer weather.

Operating Income

Operating income for the first three months of 1995 of $116.2 million reflected a small increase of $3.8 million over the same period last year. Higher net revenues were largely offset by increased operating expense. Included in the higher operating expense was the effect of the revenue surcharges mentioned above and previously capitalized benefit costs that are now expensed as they are included in rates. After adjusting for the effect of these issues operating expense was $10.9 million higher due to general increases in operation and maintenance expense as well as $6.9 million higher depreciation expense and property taxes attributable to additional plant investments.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             OIL AND GAS OPERATIONS

                                                                                               Three Months
                                                                                              Ended March 31
                                                                                     ----------------------------------
                                                                                        1995                     1994
                                                                                      --------                ---------
                                                                                                (millions)
OPERATING REVENUES
   Gas                                                                               $  36.7                  $  41.9
   Oil and liquids                                                                      11.9                     12.0
                                                                                     --------                 --------
Total Operating Revenues                                                                48.6                     53.9
                                                                                     --------                 --------

OPERATING EXPENSES
   Operation and maintenance                                                            21.0                     19.8
   Depreciation and depletion                                                           24.9                     19.0
   Other taxes                                                                           2.8                      3.0
                                                                                     --------                 --------
Total Operating Expenses                                                                48.7                     41.8
                                                                                     --------                 --------

OPERATING INCOME (LOSS)                                                              $  (0.1)                 $  12.1
                                                                                     ========                 ========



GAS PRODUCTION STATISTICS

Production (Bcf)                                                                        17.7                     16.6

Average Price ($/Mcf)                                                                   2.02                     2.46


OIL AND LIQUIDS PRODUCTION STATISTICS

Production (000Bbls)                                                                     742                      880

Average Price ($/Bbl)                                                                  16.10                    13.60

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       OIL AND GAS OPERATIONS (CONTINUED)


Drilling Activities

During the first quarter of 1995, Columbia Gas Development Corporation (Columbia Development) began drilling on 21 (gross) wells in the Southwest. Of these, nine were productive including eight in the Austin Chalk formation. Of the remaining 12 wells, seven were still underway at the end of the quarter, three were shut-in pending evaluation and tests and two have been plugged and abandoned. Notable success continues with the Austin Chalk program as all wells drilled thus far in 1995 have been successful.

Columbia Natural Resources, Inc. participated in the drilling of 13 (gross) Appalachian area development wells during the first quarter of 1995, with a success rate of 85 percent representing 11 wells that were successfully completed.

Full Cost Method of Accounting

Under the full cost method of accounting for oil and gas properties, all productive and unproductive costs directly identified with acquisition, exploration, and development activities are capitalized in a countrywide cost center. At March 31, 1995, the capitalized costs exceeded the sum of the estimated present value of future oil and gas revenues. However, since that date, oil and gas prices recovered such that the present value of future revenues exceeded the capitalized costs and, therefore, no charge to earnings was required.

Volumes

Gas production increased 1.1 Bcf for the three months ended March 31, 1995, reflecting new production offshore while oil and natural gas liquids production decreased 138,000 barrels due to normal declines in onshore wells.

Revenues

The favorable effect of increased gas production on gas revenues was more than offset by lower gas prices as 1995 average natural gas prices of $2.02 per Mcf were down 18 percent from the first quarter 1994 average price of $2.46 per Mcf. Included in the gas revenues was the favorable impact of hedging activities undertaken to reduce the risk of market fluctuations associated with the price of oil and gas production. These activities provided $4 million of revenues during the first quarter of 1995 and mitigated the effect of lower gas prices.

Revenues from oil and liquids production were down $100,000 due to reduced production only partially offset by the improvement in average prices for oil and liquids in 1995 to $16.10 per barrel, up $2.50 per barrel.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       OIL AND GAS OPERATIONS (CONTINUED)


Operating Income

For the first quarter of 1995, the oil and gas segment had a small operating loss of $100,000 compared to operating income of $12.1 million last year. The decrease reflects lower operating revenues of $5.3 million and higher operating expense of $6.9 million due primarily to an increased depletion rate.

                         PART 1 - FINANCIAL INFORMATION
               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                            OTHER ENERGY OPERATIONS





                                                                                               Three Months
                                                                                              Ended March 31
                                                                                     ----------------------------------
                                                                                        1995                     1994
                                                                                      --------                ---------
                                                                                                (millions)
NET REVENUES
   Gas marketing revenues                                                            $  58.7                  $  67.9
   Less: Products purchased                                                             56.9                     66.1
                                                                                     --------                 --------
   Net Gas Marketing Revenues                                                            1.8                      1.8
                                                                                     --------                 --------

   Propane revenues                                                                     25.5                     27.3
   Less: Products purchased                                                             14.1                     13.3
                                                                                     --------                 --------
   Net Propane Revenues                                                                 11.4                     14.0
                                                                                     --------                 --------

   Other Revenues                                                                       19.8                     21.2
                                                                                     --------                 --------

Net Revenues                                                                            33.0                     37.0
                                                                                     --------                 --------

OPERATING EXPENSES
   Operation and maintenance                                                            21.4                     20.8
   Depreciation and depletion                                                            2.1                      1.8
   Other taxes                                                                           1.6                      1.6
                                                                                     --------                 --------
Total Operating Expenses                                                                25.1                     24.2
                                                                                     --------                 --------

OPERATING INCOME                                                                     $   7.9                  $  12.8
                                                                                     ========                 ========




PROPANE SALES (MILLIONS OF GALLONS)
   Retail                                                                               28.2                     21.5
   Wholesale and Other                                                                   1.1                      8.4
                                                                                     --------                 --------
Total Propane Sales                                                                     29.3                     29.9
                                                                                     ========                 ========

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      OTHER ENERGY OPERATIONS (CONTINUED)

Net Revenues

Net revenues for the three months ended March 31, 1995, declined from the same period last year primarily due to a decrease in net revenues from propane operations of $2.6 million as the propane profit margin decreased and throughput declined due to the milder weather this year. Net revenues for gas marketing activities were unchanged from a year ago while other revenues declined by $1.4 million largely due to reduced revenues for services provided to affiliated companies partially offset by higher revenues for cogeneration activities.

Operating Income

Operating income for the first quarter of 1995 was $7.9 million, down $4.9 million from last year. The decrease reflects the $4 million decline in net revenues and a small increase of $900,000 in operating expenses.

                          PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS

No new matters have arisen and there have been no material developments in any legal proceedings reported in Registrants Annual Report on Form 10-K for the year ended December 31, 1994, except as follows:

I.  Bankruptcy Matters

    On April 17, 1995 plans of reorganization were filed in the United States Bankruptcy Court for the District of Delaware for both the Corporation and Columbia Transmission. See the Management Discussion and Analysis for further details.

A.  Matters in the United States Bankruptcy Court for the District of Delaware

    1. Motion to Fix Procedures to Establish Columbia Transmission's Liability to Third Party Beneficiary Investor Complaints. This matter involves investors in production companies that claim to be third party beneficiaries of the contracts between Columbia Transmission and the production companies. They filed a motion seeking to have their status as third party beneficiaries recognized and seeking to have their claims against Columbia Transmission liquidated separate from the Estimation Procedure established to deal with producer claims. In February the New Jersey State Court issued an order finding that plaintiffs were not entitled to third party beneficiary status. On March 23, 1995, Plaintiffs filed a notice of appeal in the New Jersey Superior Court, Appellate Division.

  B.   Appeals to the United States Court of Appeals for the Third Circuit

    1. Enterprise Energy Corporation, et al., v. United States of America, on behalf of its Internal Revenue Service, No. 93-7409. This matter involves an appeal of the Bankruptcy Court order denying Columbia Transmission's motion to require assumption or rejection of the executory settlement contract. On March 10, 1995, the Appeals Court issued an order affirming the District Court's decision affirming the Bankruptcy Court's order denying Columbia Transmission's motion to assume the obligations of the Ohio order dated June 6, 1991.

  C.   Appeal to the United States Supreme Court

    1. In re The Columbia Gas System, Inc. et al.; appeal sub nom. West Virginia Department of Tax and Revenue v. Internal Revenue Service, No. 94-1304 (U.S. S. Ct). This matter involved a decision of the United States Court of Appeals for the Third Circuit upholding the Memorandum Opinion and Order of the U.S. District Court (Delaware) affirming the Bankruptcy Court's ruling that the property taxes centrally assessed by West Virginia as public service business taxes for the "1992 tax year" were incurred by Columbia Transmission prepetition and denying Columbia Transmission's motion for authorization to pay the taxes. On April 24, 1995, the United States Supreme Court denied certiorari.

                          PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS


II.   Regulatory Matters

  A.  Take-or-Pay and Contract Reformation Costs Billed by Pipeline Suppliers

    1. Columbia Gas Transmission Corp., FERC Dkt. No. RP91-41, reversed and remanded Baltimore Gas & Electric Co. v. FERC, 26 F.3rd 1129 (D.C. Cir
       1994).  On February 24, 1995, the Federal Energy Regulatory Commission
       (FERC) granted Columbia Transmission's motion for an extension of time for filing the evidentiary submission required by the December 1, 1994 order. The new filing date is May 15, 1995. On April 17, 1995, a settlement agreement was filed with FERC in Docket No. GP94-2, et al., which would resolve this proceeding and other regulatory issues raised by Columbia Transmission's customers in the bankruptcy proceedings.

    2. Columbia Gas Transmission Corp., RP95-231. On April 12, 1995, Columbia Transmission filed to flow through additional Order No. 500/528 amounts and to reallocate certain costs previously collected. On or about April 17, 1995, various protests were filed. The recovery of these costs is resolved by the April 17, 1995 settlement filed in Docket No. GP94-2, et al.

  B.  Direct Billing of Past Period Production and Production-Related Costs

    1. Columbia Gas Transmission Corp. v. FERC., C.A. No. 94-1727 (U.S. Ct. of App., D.C. Circuit). The appeals of the Texas Eastern Transmission Corporation, Panhandle Eastern Corporation and Trunkline Gas Company orders requiring refund of principal accounts paid by Columbia Transmission without interest have been consolidated. Motions to govern the appellate procedures are currently pending before the Court.

       On May 1, 1995, the FERC issued its order on rehearing regarding Transcontinential Gas Pipe Line Company (Transco) Order 94 costs, which upheld its earlier decision to require refund of the principal paid by Columbia Transmission, but without interest. The FERC also required Transco to refund interest paid by Columbia Transmission, to pay interest from March 15, 1995, and to make the refund within 30 days.

  C.  Pipeline Exit Fees

    1. Columbia Gas Transmission Corp., Docket Nos. RP94-315, 316, 317, 318, RP95-98 and RP95-204. On February 10, 1995, the FERC approved Columbia Transmission's exit fee settlements with Wyoming Interstate Company Ltd.
       (WIC), Trailblazer Pipeline Company (Trailblazer), Natural Gas Pipeline Co. of America (NGPL), together with associated abandonment applications.

       On or about March 13, 1995, various parties filed requests seeking rehearing of the FERC's February 10, 1995 order approving the WIC, Trailblazer and NGPL exit fee settlements, which are pending before the FERC.

                          PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS

       On March 14, 1995, Columbia Transmission filed a petition in Docket No. RP95-204 requesting that the FERC issue an order approving a stipulation entered into by Columbia Transmission and Overthrust on March 3, 1995. The filing is pending before the FERC.

       On February 27, 1995, Indicated Producers, Cincinnati Gas & Electric, and UGI Utilities, Inc. filed requests for rehearing in the Columbia Transmission-Transco exit fee proceeding. The FERC issued a notice of denial of rehearing by operation of law on March 29, 1995 of these requests for rehearing.

       On December 20, 1994, Columbia Transmission filed a petition in Docket No. RP95-98 requesting that the FERC issue an order approving a stipulation entered into by Columbia Transmission and Ozark Gas Pipeline on December 9, 1994. The filing is pending before the FERC.

       Pending FERC approval recovery of all of the exit fees will be resolved by the April 17, 1995 settlement filed in Docket No. GP94-2, et al.

  D.  Transportation Costs Recovery Adjustment (TCRA)

    1. On March 1, 1995, Columbia Transmission filed its semi-annual TCRA filing in Docket No. RP95-196 to recover operational and stranded Account No. 858 costs (including exit fees) paid to upstream pipelines. Numerous protests to the filing were made, particularly with regard to Columbia Transmission's recovery of certain costs paid to Columbia Gulf.

       On March 30, 1995, the FERC issued an order accepting the filing, subject to refund and subject to Columbia Transmission filing certain additional information. Columbia Transmission made its compliance filing on April 13, 1995 on or about April 26, 1995, numerous protests and a complaint were filed regarding Columbia Transmission's recovery of the costs paid to Columbia Gulf. These protests and the complaint are pending before the FERC.

III.  Environmental

  A. Columbia Gas Transmission Corp. v. Aetna Casualty & Surety Co., et al., C.A. No. 94-C-454 (Kanawha (W.Va) Cir. Ct. filed March 14, 1994). In this matter Columbia Transmission is seeking coverage from various insurers and under various insurance policies for environmental cleanup costs. Columbia Transmission prepared responses to discovery requests and submitted them to the insurers in February 1995.

  B. Columbia Gulf Transmission Company v. Aetna Casualty & Surety Co., et al., C.A. No. 95-C-177 (Kanawha (W.Va) Cir. Ct. filed January 19, 1995). In this matter Columbia Transmission is seeking coverage from various insurers and under various insurance policies for environmental cleanup costs. The time to answer the complaint has been extended to June 15, 1995 for all defendants.

                          PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS

  C. In re Marcor Environmental, Inc. Columbia Gas Transmission Corporation, No. CAA-III-055 (filed September 30, 1994). This matter involves alleged violations of the Clean Air Act Amendments of 1990 arising from Marcor's removal of asbestos at Lanham Compressor Station at Lanham, West Virginia in 1993. On April 28, 1995, the Environmental Protection Agency issued an order assigning a Presiding Administrative Law Judge and directing counsel to file a status report or settlement negotiations by August 1, 1995. If a settlement is not reached by August 15, 1995, counsel has been directed to prepare for trial.

                          PART II - OTHER INFORMATION


  Item 2.      Changes in Securities

               None.

  Item 3.      Defaults Upon Senior Securities

               As of March 31, 1995, there was $1,349.8 million of the Corporation's senior securities in default as a result of the Chapter 11 filing. In addition, at the end of the 1995 first quarter $488.9 million of short-term indebtedness was also in default for nonpayment.

  Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of The Columbia Gas System, Inc. was held on April 28, 1995. Stockholders of record at the close of business on February 28, 1995, were entitled to notice of, and to vote at, the meeting. On the record date, the Corporation had outstanding 50,563,335 shares of common stock, each of which was entitled to one vote at the meeting. The election of five directors each to serve a term of three years and the election of Arthur Andersen LLP as independent public accountants were voted upon and approved by the requisite number of shares present in person or by proxy at the meeting. The proposed Amendment of the Certificate of Incorporation was voted upon and not approved by the requisite number of shares present in person or by proxy at the meeting.

    The following is a summary of the results of that meeting:

1.  Election of Directors

Name of Director                                    Votes For               Votes Withheld
- ----------------                                    ---------               --------------
Richard F. Albosta                                  37,069,187                 2,352,064
Malcolm Jozoff                                      37,158,181                 2,351,132
George P. MacNichol, III                            36,998,609                 2,362,312
Gerald E. Mayo                                      37,140,131                 2,358,065
Douglas E. Olesen                                   37,115,364                 2,360,487

2.  Election of Arthur Andersen LLP as independent public accountants:

                       Votes For           Votes Against        Abstain
                       ---------           -------------        -------
                      38,359,526               726,502          133,983

3. The amendment of Articles Fourth and Eighth of the Certificate of Incorporation to:

         i) eliminate certain covenants and provisions governing the Corporation's authorized preferred stock and provide that such terms be established by the Board of Directors when preferred stock is issued, and

        ii) change the par value of such preferred stock from $50 to $10 per share in order to permit issuance of such preferred stock pursuant to and in connection with a new shareholder rights plan.

                               Votes For           Votes Against            Abstain
                               ---------           -------------            -------
                               22,243,301           12,259,658              500,796

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

                 Exhibit
                 Number
                 -------
                  10-BC           Employment Agreement between Oliver G. Richard, III and The
                                  Columbia Gas System, Inc.

                    11            Statement re Computation of Per Share Earnings

                    12            Statements of Ratio of Earnings to Fixed Charges and Preferred
                                  Stock Dividends

                    27            Financial Data Schedule

                 Reports on Form 8-K

                 The following reports on Form 8-K were not previously reported.

                                                  Financial
                    Item                         Statements
                  Reported                        Included                     Date Filed
                  --------                       ----------                  --------------
                      5                              No                      March 16, 1995
                      5                              No                      April 17, 1995
                      5                              No                      April 18, 1995
                      5                              No                      April 20, 1995
                      5                              No                         May 1, 1995

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






                                                The Columbia Gas System, Inc.
                                             -----------------------------------
                                                        (Registrant)





Date:  May 11, 1995                        By:    /s/ Richard E. Lowe
                                              ----------------------------------
                                                  R. E. Lowe
                                                  Vice President, Controller and
                                                  Chief Accounting Officer

                                EXHIBIT INDEX



   Exhibit
   Number
   -------

    10-BC Employment Agreement between Oliver G. Richard, III and The Columbia Gas System, Inc.

      11            Statement re Computation of Per Share Earnings

      12 Statements of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

      27            Financial Data Schedule