Form 10-Q
period 1995-06-30
COLUMBIA GAS SYSTEM INC
filed 1995-08-11
CIK 22099

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

 [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 1995


 [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from ______ to ______

                         Commission file number 1-1098


                         THE COLUMBIA GAS SYSTEM, INC.
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                               13-1594808
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation of organization)              Identification No.)


       20 Montchanin Road, Wilmington, Delaware              19807
       (Address of principal executive office)             (Zip Code)


       Registrant's telephone number, including area code (302) 429-5000


              SINCE JULY 31, 1991, THE COLUMBIA GAS SYSTEM, INC. AND ITS WHOLLY-OWNED SUBSIDIARY, COLUMBIA GAS TRANSMISSION CORPORATION, HAVE BEEN OPERATING UNDER BANKRUPTCY COURT PROTECTION PURSUANT TO CHAPTER 11 OF THE FEDERAL BANKRUPTCY CODE.


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes   X      No _____


              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $10 Par Value: 50,573,335 shares outstanding at July 31, 1995.

                 THE COLUMBIA GAS SYSTEM, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED JUNE 30, 1995

                               TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I   FINANCIAL INFORMATION
- ------   ---------------------

Item 1   Financial Statements

         Statements of Consolidated Income                                         1

         Condensed Consolidated Balance Sheets                                     2

         Consolidated Statements of Cash Flows                                     3

         Consolidated Statements of Common Stock Equity                            4

         Notes                                                                     5


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                            15


PART II  OTHER INFORMATION
- -------  -----------------

Item 1   Legal Proceedings                                                        38

Item 2   Changes in Securities                                                    43

Item 3   Defaults Upon Senior Securities                                          43

Item 4   Submission of Matters to a Vote of Security Holders                      43

Item 5   Other Information                                                        43

Item 6   Exhibits and Reports on Form 8-K                                         43

         Signature                                                                44

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
The Columbia Gas System, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                 Three Months                         Six Months
                                                                Ended June 30,                      Ended June 30,
                                                              ------------------                 -------------------
                                                               1995        1994                    1995       1994
                                                              ------      ------                 --------   --------
                                                                                   (millions)
OPERATING REVENUES
  Gas sales                                                   $297.6      $359.0                 $1,131.8   $1,265.6
  Transportation                                               129.1       114.3                    276.9      299.9
  Other                                                         48.0        49.7                    117.9      116.4
                                                              ------      ------                 --------   --------
Total Operating Revenues                                       474.7       523.0                  1,526.6    1,681.9
                                                              ------      ------                 --------   --------

OPERATING EXPENSES
  Products purchased                                            87.9       137.7                    525.1      659.5
  Operation                                                    222.9       209.2                    456.1      451.5
  Maintenance                                                   30.8        30.5                     53.4       55.8
  Depreciation and depletion                                    59.9        59.8                    143.6      134.6
  Other taxes                                                   46.3        46.2                    121.6      118.7
                                                              ------      ------                 --------   --------
  Total Operating Expenses                                     447.8       483.4                  1,299.8    1,420.1
                                                              ------      ------                 --------   --------
OPERATING INCOME                                                26.9        39.6                    226.8      261.8
                                                              ------      ------                 --------   --------

OTHER INCOME (DEDUCTIONS)
  Interest income and other, net                                 2.8        35.5                      8.8       22.1
  Interest expense and related charges*                         (6.7)       (6.6)                   (12.2)      10.2
  Reorganization items, net                                     21.8         8.3                     32.5       12.3
                                                              ------      ------                 --------   --------
Total Other Income                                              17.9        37.2                     29.1       44.6
                                                              ------      ------                 --------   --------

INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       44.8        76.8                    255.9      306.4
Income Taxes                                                    13.9        29.0                     96.2      118.4
                                                              ------      ------                 --------   --------

INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                                  30.9        47.8                    159.7      188.0
    Cumulative effect of change in
     accounting for postemployment benefits                        -           -                        -       (5.6)
                                                              ------      ------                 --------   --------
NET INCOME                                                    $ 30.9      $ 47.8                 $  159.7   $  182.4
                                                              ======      ======                 ========   ========

EARNINGS PER SHARE OF COMMON STOCK
   (based on average shares outstanding)
   Before accounting change                                   $ 0.61      $ 0.95                 $   3.16   $   3.72
   Change in accounting for postemployment benefits                -           -                        -      (0.11)
                                                              ------      ------                 --------   --------
EARNINGS ON COMMON STOCK                                      $ 0.61      $ 0.95                 $   3.16   $   3.61
                                                              ======      ======                 ========   ========

AVERAGE COMMON SHARES OUTSTANDING (thousands)                 50,568      50,559                   50,566     50,559

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.
*Due to the bankruptcy filings, interest expense of approximately $67 million and $55 million has not been recorded for the three months ended June 30, 1995 and 1994, respectively, and approximately $132 million and $109 million has not been recorded for the six months ended June 30, 1995, and 1994, respectively.

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

                                                                                                   As of
                                                                                    -------------------------------------
                                                                                    June 30, 1995       December 31, 1994
                                                                                    -------------       -----------------
                                                                                     (unaudited)
ASSETS                                                                                           (millions)
PROPERTY, PLANT AND EQUIPMENT
  Gas utility and other plant, at original cost                                       $ 6,729.2              $ 6,637.5
  Accumulated depreciation and depletion                                               (3,266.3)              (3,180.8)
                                                                                      ---------              ---------
  Net Gas Utility and Other Plant                                                       3,462.9                3,456.7
                                                                                      ---------              ---------
  Oil and gas producing properties, full cost method                                    1,259.5                1,261.9
  Accumulated depletion                                                                  (650.3)                (637.6)
                                                                                      ---------              ---------
  Net Oil and Gas Producing Properties                                                    609.2                  624.3
                                                                                      ---------              ---------
Net Property, Plant and Equipment                                                       4,072.1                4,081.0
                                                                                      ---------              ---------
INVESTMENTS AND OTHER ASSETS                                                              279.7                  306.4
                                                                                      ---------              ---------
CURRENT ASSETS
  Cash and temporary cash investments                                                   1,906.7                1,481.8
  Accounts receivable, net                                                                396.5                  547.8
  Gas inventory                                                                           180.5                  230.3
  Prepayments                                                                              98.6                  134.2
  Other                                                                                   116.9                   91.0
                                                                                      ---------              ---------
Total Current Assets                                                                    2,699.2                2,485.1
                                                                                      ---------              ---------
DEFERRED CHARGES                                                                          285.6                  292.4
                                                                                      ---------              ---------
TOTAL ASSETS                                                                          $ 7,336.6              $ 7,164.9
                                                                                      =========              =========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity                                                                 $ 1,628.0              $ 1,468.0
  Long-term debt                                                                            4.0                    4.3
                                                                                      ---------              ---------
Total Capitalization                                                                    1,632.0                1,472.3
                                                                                      ---------              ---------
CURRENT LIABILITIES
  Accounts and drafts payable                                                             127.2                  153.2
  Accrued taxes                                                                           151.8                  175.2
  Estimated rate refunds                                                                   76.3                   92.2
  Estimated supplier obligations                                                           60.0                   69.7
  Overrecovered gas costs                                                                 151.1                   59.5
  Transportation and exchange gas payable                                                  28.9                   35.1
  Other*                                                                                  270.5                  275.0
                                                                                      ---------              ---------
Total Current Liabilities                                                                 865.8                  859.9
                                                                                      ---------              ---------
LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS                                           3,991.7                3,988.9
                                                                                      ---------              ---------
OTHER LIABILITIES AND DEFERRED CREDITS
  Income taxes, noncurrent                                                                395.4                  344.1
  Postretirement benefits other than pensions                                             225.2                  236.3
  Other                                                                                   226.5                  263.4
                                                                                      ---------              ---------
Total Other Liabilities and Deferred Credits                                              847.1                  843.8
                                                                                      ---------              ---------
TOTAL CAPITALIZATION AND LIABILITIES                                                  $ 7,336.6              $ 7,164.9
                                                                                      =========              =========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.
*Due to the bankruptcy filings, estimated accrued interest of approximately
 $862 million and $730 million has not been recorded as of June 30, 1995 and December 31, 1994, respectively.

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

                                                                                                            Six Months
                                                                                                          Ended June 30,
                                                                                                   --------------------------
                                                                                                     1995              1994
                                                                                                   --------          --------
                                                                                                           (millions)
OPERATIONS ACTIVITIES
  Net Income                                                                                       $  159.7          $  182.4
  Adjustments for items not requiring (providing) cash:
     Depreciation and depletion                                                                       143.6             134.6
     Deferred income taxes                                                                             31.4              67.3
     Loss on sale of partnership interest                                                               2.9                 -
     Change in accounting for postemployment benefits                                                     -               5.6
     Other - net                                                                                       (8.4)            (32.4)
  Change in components of working capital:
     Accounts receivable                                                                              171.5             181.0
     Gas inventory                                                                                     49.7              41.6
     Prepayments                                                                                       42.6              32.3
     Accounts payable                                                                                   2.0             (12.6)
     Accrued taxes                                                                                    (30.0)             (9.0)
     Estimated rate refunds                                                                           (42.9)           (121.7)
     Estimated supplier obligations                                                                    (2.2)            (16.0)
     Overrecovered gas costs                                                                           91.6              10.3
     Exchange gas payable                                                                              (6.7)            (11.6)
     Other working capital                                                                            (12.1)             78.4
                                                                                                   --------          --------
Net Cash From Operations                                                                              592.7             530.2
                                                                                                   --------          --------
INVESTMENT ACTIVITIES
  Capital expenditures*                                                                              (155.2)           (165.6)
  Other investments - net                                                                              12.6              (0.1)
                                                                                                   --------          --------
Net Investment Activities                                                                            (142.6)           (165.7)
                                                                                                   --------          --------
FINANCING ACTIVITIES
  Retirement of long-term debt                                                                         (0.4)             (0.5)
  Decrease in short-term debt and other financing activities                                          (24.8)            (10.7)
                                                                                                   --------          --------
Net Financing Activities                                                                              (25.2)            (11.2)
                                                                                                   --------          --------
Increase in Cash and Temporary Cash Investments                                                       424.9             353.3
Cash and Temporary Cash Investments at Beginning of Year                                            1,481.8           1,340.4
                                                                                                   --------          --------
Cash and Temporary Cash Investments at June 30**                                                   $1,906.7          $1,693.7
                                                                                                   ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                                                0.5               0.2
  Cash paid for income taxes (net of refunds)                                                          39.5              23.5





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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY



                                                                                         As of
                                                                              ------------------------------
                                                                              June 30,          December 31,
                                                                                1995                1994
                                                                              --------          ------------
                                                                             (unaudited)
                                                                                      (millions)
COMMON STOCK EQUITY

 Common stock, $10 par value, authorized
  100,000,000 shares, outstanding 50,573,335 and 50,563,335
  shares, respectively                                                        $  505.7            $  505.6

  Additional paid in capital                                                     602.1               601.9

  Retained earnings                                                              590.2               430.5

  Unearned employee compensation                                                 (70.0)              (70.0)
                                                                              --------            --------
TOTAL COMMON STOCK EQUITY                                                     $1,628.0            $1,468.0
                                                                              ========            ========


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

         The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1994 Annual Report on Form 10-K and the 1995 First Quarter Form 10-Q. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


                        Proposed Plans of Reorganization
The Corporation and Columbia Transmission filed plans of reorganization and related disclosure statements with the Bankruptcy Court on April 17, 1995 which
have been subsequently amended.  The amended plans of reorganization    (Plans)
incorporate settlements Columbia Transmission reached with certain of its producer creditors and with its customer creditors and describe the terms of the new securities to be issued by the Corporation and the methodology to be used in pricing these securities. The Plans provide that Columbia Transmission will remain a wholly-owned subsidiary of the Corporation. Columbia Transmission will continue to offer an array of transportation and storage services, and will retain ownership of its approximately 19,000-mile pipeline network and related facilities.

Assuming the Plans are confirmed as filed, management expects that the Corporation will emerge with investment-grade debt ratings. Both Plans, as filed, are contingent on numerous conditions being met including such items as sufficient class acceptance of the Securities Litigation settlement, approval of the Bankruptcy Court or the District Court of the settlements embodied in the Plans, an Internal Revenue Service (IRS) ruling and Securities and Exchange Commission (SEC) approval under the Public Utility Holding Company Act of the financing and restructuring of the Corporation's Plan and the Corporation's participation in Columbia Transmission's Plan, all of which are discussed in more detail in the disclosure statements filed with the Plans. On July 18, 1995, the Bankruptcy Court approved the adequacy of Columbia Transmission's disclosure statement with some modifications of a non-material nature. On July 27, 1995, the Bankruptcy Court approved the adequacy of the Corporation's disclosure statement and issued orders approving procedures for Columbia Transmission and the Corporation to proceed in soliciting votes of creditors and equity securityholders in connection with the Plans. The Bankruptcy Court also set the confirmation hearings on both Plans to begin November 13, 1995. The Corporation's and Columbia Transmission's most recent Plans filed with the Bankruptcy Court, together with their respective disclosure statements, were filed on Form 8-K on August 4, 1995.

                               Corporation's Plan
The Corporation anticipates emergence by December 31, 1995, and proposes total distributions at that time of approximately $3.6 billion to its creditors in accordance with the provisions of its Plan, which includes $2.3 billion in payment of the Corporation's prepetition debt and $1.1 billion of interest on that debt. The Official Committee of Equity Security Holders for the Corporation supports the Plan in its current form. The Official Committee of Unsecured Creditors of The Columbia Gas System, Inc. (Creditors' Committee) have a few remaining areas of disagreement with the Plans which they have indicated do not affect the Creditors' Committee's basic support for the Plan.

The Corporation's Plan proposes paying creditors the full amount of their principal balances and accrued prepetition and postpetition interest and interest on overdue interest through distribution of:

  o Approximately $2.1 billion in new debt securities, with maturities ranging from 5 to 30 years; and

  o About $200 million in preferred stock and $200 million in Dividend Enhanced Convertible Securities(TM).

  o  About $900 million in cash, to be funded in large part by new bank debt;

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


The interest rates on the proposed new debt securities and the dividend rates and other financial terms of the proposed new equity securities will be based on market levels at the time of emergence. However, in connection with its issuance of debt securities, the Corporation has requested SEC approval, and will require Bankruptcy Court approval, to use hedging instruments to obtain current market interest rates and limit its exposure to a potential rise in long-term interest rates.

The Corporation's Plan also provides for the implementation of a settlement of the class action litigation as described below.

                          Columbia Transmission's Plan
Columbia Transmission's Plan is supported financially by the Corporation, and proposes a total distribution by December 31, 1995, or as soon thereafter as practical, of approximately $3.9 billion to its creditors, including approximately $2.2 billion to the Corporation to resolve its secured and unsecured claims, about $1.2 billion to resolve producer claims, assuming 100 percent producer participation, and about $500 million to resolve other third party claims. The Official Committee of Unsecured Creditors of Columbia Gas Transmission Corporation (Columbia Transmission Creditors' Committee), Official Committee of Customers of Columbia Gas Transmission, as well as major producer creditors subject to the producer settlement agreement, described below, support Columbia Transmission's Plan. In addition to incorporating terms of the producer settlement agreement, the Plan incorporates terms of a settlement with almost all firm customers, state regulatory agencies and consumer groups, also discussed below.

The producer settlement agreement was approved by the Bankruptcy Court on June 16, 1995, and reflects settlements and minimum distributions for claims filed against Columbia Transmission by 17 major gas producers and a significant number of Appalachian producers (approximately 140). These producers represent in aggregate approximately 70 percent of the producer claims amounts as filed against Columbia Transmission, seven percent of the total number of producer creditors and 80 percent of the approximate $1.6 billion that Columbia Transmission's Plan proposes to recognize as the aggregate allowed claims level for all producer claims. Subsequent to the Bankruptcy Court's approval of the settlement an additional 330 producers agreed to settlement amounts with Columbia Transmission bringing the total level of acceptance to approximately 76 percent of the total claims filed, approximately 23 percent of the total producer creditors and approximately 92 percent of the aggregate amount of allowed claims proposed in Columbia Transmission's Plan. On July 20, 1995, Columbia Transmission filed a second producer settlement seeking the Bankruptcy Court's approval of additional settlements reached with 89 of those producers. The producer settlement agreement contemplates that distributions under Columbia Transmission's Plan will occur no later than June 28, 1996. Columbia Transmission's Plan reflects the provisions of the producer settlement agreements. It also includes offers of settlement to producer claimants who are not parties to the producer settlements approved by the Bankruptcy Court. The Plan provides that producers who reject the settlement offers contained in Columbia Transmission's Plan may continue to litigate their claims under the Bankruptcy Court-approved estimation procedure and will receive the same

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



percentage payout on their claims, when and if ultimately allowed, as received by the settling producers. Columbia Transmission's Plan provides that, until the total amount of contested producer claims is established, five percent of the amount distributable to all producer claimants will be withheld.

The five percent holdback will be used with a matching contribution by reorganized Columbia Transmission to the extent necessary, to fund distributions on currently contested producer claims which are ultimately liquidated in an aggregate amount in excess of those proposed by Columbia Transmission's Plan. If the holdback is exhausted, any further increase would be funded entirely by Columbia Transmission, backed by the Corporation's guaranty.

Also incorporated in Columbia Transmission's Plan are the terms of a major settlement between Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf), firm customers, state regulatory agencies and consumer groups that resolves virtually all outstanding Federal Energy Regulatory Commission
(FERC) Order No. 636 (Order 636) transition cost, rate and bankruptcy matters that were pending before the FERC. The FERC approved this settlement on June 15, 1995. Generally, the settlement defines Columbia Transmission's and Columbia Gulf's refund obligations to their customers in pending regulatory proceedings, and determines Columbia Transmission's ability to recover certain costs associated with the restructuring of its services under Order 636, including certain costs relating to issues pending in the bankruptcy proceedings. The settlement contemplates payment of an estimated $170 million in refunds, including postpetition amounts, to Columbia Transmission's customers. In addition, an estimated $200 million will be collected from Columbia Transmission's customers, depending upon when the settlement is implemented. Refunds to be paid under the settlement resolve all issues relating to the flowthrough of customer refunds involved in the bankruptcy reorganization, all issues surrounding Columbia Transmission's collection of gas purchase costs, its own Order No. 500/528 costs and gas inventory pipeline charges, all issues surrounding Columbia Transmission's ability to flowthrough upstream Order No. 528 amounts, including settlement of the Baltimore Gas & Electric vs. FERC litigation, implementation of a previous rate case settlement of Columbia Transmission and Columbia Gulf, and Columbia Transmission's collection of payments made to terminate contracts with certain upstream pipelines.

Columbia Transmission's Plan monetizes the enterprise value of Columbia Transmission and provides for the Corporation's guaranty of all third-party distributions required under the amended Plan. Columbia Transmission's Plan proposes to pay:

  o 100 percent of all priority and administrative claims, which together amount to approximately $255 million;

  o 100 percent of the Corporation's secured claim of approximately $2 billion, including interest, which will be funded with new debt securities of reorganized Columbia Transmission and all of its equity;

  o 100 percent of all unsecured claims of $25,000 or less, which together amount to approximately $8 million;

  o 72.5 percent of all miscellaneous unsecured creditor claims in excess of $25,000, which together amount to approximately $40 million;

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



  o Approximately $160 million in customer refunds as provided under terms of the settlement agreement between Columbia Transmission and its firm service customers and certain other parties;

  o 72.5 percent of the approximately $351 million of unsecured claims of the Corporation; and

  o Approximately $1.2 billion to producers (assuming 100 percent acceptance of the allowed claim amounts proposed in the Plan). Columbia Transmission's Plan proposes a total allowed amount of producer claims of approximately $1.6 billion and proposes to make distributions up to 72.5 percent to those creditors who have claims under those contracts in excess of $25,000

                               Exclusivity Period
On May 18, 1995, the Bankruptcy Court approved an extension of the exclusivity period for filing Plans or amendments to the Plans for both the Corporation and Columbia Transmission to October 16, 1995, and the period for soliciting acceptances to December 18, 1995.

                                Approval Process
The next steps in the bankruptcy process include the Bankruptcy Court's approval of any additional settlements with producers. In addition, the Corporation's Plan and the Corporation's financial participation in Columbia Transmission's Plan require SEC approval under the Public Utility Holding Company Act. After obtaining SEC approval, the Corporation will distribute its Plan and disclosure statement as well as a report of the SEC to each of its creditors and shareholders for voting purposes pursuant to procedures approved by the Bankruptcy Court. Columbia Transmission will also distribute its Plan and disclosure statement to its creditors for voting purposes pursuant to procedures approved by the Bankruptcy Court. Management believes that all regulatory, judicial, creditor and shareholder approvals can be obtained and that distributions under the Plans can take place prior to December 31, 1995.

                            Internal Revenue Service
The Corporation has filed a request with the IRS for a ruling that payments to be made by Columbia Transmission pursuant to its Plan to producers in connection with their contract rejection claims will be deductible for tax purposes. Because of the magnitude of the payments, obtaining a favorable ruling from the IRS is a condition of both Plans. If a favorable IRS ruling is not received by December 15, 1995, Columbia Transmission and the Corporation may either waive the receipt of the ruling as a condition of the Plans or cause the settlement of producer claims to be null and void.

                             Intercompany Complaint
On March 19, 1992, Columbia Transmission Creditors' Committee filed a complaint (Intercompany Complaint) with the Bankruptcy Court alleging that the $1.7 billion of Columbia Transmission's secured and unsecured debt securities held by the Corporation should be recharacterized as capital contributions (rather than loans) and equitably subordinated to the claims of Columbia Transmission's other creditors. The Intercompany Complaint also challenged interest and dividend payments made by Columbia Transmission to the Corporation of approximately $500 million for the period from 1988 to the petition date

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


and the 1990 property transfer from Columbia Transmission to Columbia Natural Resources, Inc. as an alleged fraudulent transfer. At the Bankruptcy Court's request, the trial proceedings for the Intercompany Complaint were transferred to the U.S. District Court for the District of Delaware (the District Court) and were concluded in 1994, and the District Court was expected to render a decision in the second quarter of 1995. However, the parties involved in this litigation requested that the District Court defer a decision at this time since Columbia Transmission's Plan provides for a resolution of the litigation. In connection with the confirmation of Columbia Transmission's Plan, District Court approval of the settlement will be sought.

                             Estimation Procedures
As a result of the events that led to Columbia Transmission's bankruptcy petition filing in July 1991, and its subsequent rejection of more than 4,800 above-market gas purchase contracts with producers, Columbia Transmission recorded liabilities of approximately one billion dollars for estimated contract rejection costs. In addition, approximately $255 million of take-or-pay and other miscellaneous producer liabilities have also been recorded.

In 1992, the Bankruptcy Court approved the appointment of a claims mediator to implement a claims estimation procedure related to the rejected above-market producer contracts and other producer claims. On October 13, 1994, and February 17, 1995 respectively, the claims mediator issued his Initial Report and Recommendation of the Claims Mediator on Generic Issues for Natural Gas Contract Claims and a Supplement to Initial Report and Recommendations of the Claims Mediator (Report). The Report, which is subject to Bankruptcy Court review and approval, establishes the parameters within which producers must initially recalculate their contract rejection and take-or-pay claims. The recalculated claims are subject to challenge and audit and adjustment based upon claim-specific issues.

Columbia Transmission, together with the Columbia Transmission Creditors' Committee, utilized the Report, along with other information and analyses of the numerous contract-specific issues, to develop and agree upon a methodology which Columbia Transmission has employed to formulate settlement offers (i.e. proposed allowed claim amounts) under its Plan for all producer-creditors not party to the initial producer settlement. Columbia Transmission believes these proposed allowed claim amounts result in fair and equitable treatment to those creditors and provide to them the same percentage distributions on their allowed claims as that afforded the settling producers. Columbia Transmission's Plan does not restrict the maximum allowed claim of any non-settling producer who may elect to litigate its claim pursuant to the claims-estimation process or otherwise.

The claims mediator requested that producers either file their claims recalculation forms or notify Columbia. Transmission of their intention to accept the proposed settlement amounts by June 30, 1995. Several hundred producers who had filed proofs of claim in the bankruptcy did neither. As of August 7, 1995, the claims recalculations as filed total approximately $2 billion. Many of these recalculated claims are incomplete or incorrect on their face. To date, producers have admitted errors in the recalculations amounting to over $1 billion. In addition, Columbia Transmission firmly believes that a significant number of the recalculated claims contain other substantial errors and that these claims are, in the aggregate, still significantly inflated. Since filing recalculated claims, some producers have settled with Columbia Transmission at amounts approximating the proposed settlement values under the Plan. Such settlements, however, are not necessarily indicative of the relative value of all remaining recalculated claims, which must be evaluated on an individual basis. Columbia Transmission is in the process of reviewing information provided by producers in order to assess the remaining recalculated claims. Based on the information received and evaluated to date, Columbia Transmission believes that many of the remaining claims will also be settled at amounts approximating the settlement values, but that some claims will be settled at higher amounts or may be resolved in post confirmation litigation. Columbia Transmission does not have sufficient information to fully evaluate all claims and the outcome of litigation is subject to uncertainty, but it currently estimates that its ultimate payment to producers after any litigation and after giving effect to the producer holdback, may exceed the $1.2 billion distribution projected in the Plan (which based on 100 percent producer acceptance) but should not exceed $1.3 billion. The foregoing estimation is based on the information currently available to Columbia Transmission, and there can be no assurance as to the timing or amount of settlements with producers or as to the amount ultimately allowed or paid with respect to the remaining claims.

                                Interest Expense
Interest expense of the Corporation is not being accrued during bankruptcy. An estimate that totals approximately $862 million for the period from July 31, 1991, through June 30, 1995,

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


is included in a footnote on the Consolidated Balance Sheets which was calculated based on the methodology outlined in the Corporation's Plan filed with the Bankruptcy Court. As explained in the Plan, the ultimate payout to creditors will depend on, among other items, obtaining necessary approvals and upon the acceptance of the Plan by the required number of creditors and percentage of claims.

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

On July 18, 1995, the Corporation reached a settlement with respect to the Securities Litigation. Under the terms of the settlement the Corporation would pay approximately $16.5 million of the total $36.5 million settlement. The remainder would be shared among the insurance carrier for the director and officer defendants and the other defendants to the litigation. The settlement is subject to approval by the District Court and conditioned upon the Bankruptcy Court confirmation of the Corporation's Plan. The settlement would be implemented after the Corporation's Plan is confirmed. The settlement permits members of the class of opt-out of the settlement fund and to pursue their claims independently. If the opt-outs exceed a specified amount the defendants may elect to terminate the settlement.

                             Derivative Litigation
Also in 1991, three derivative actions were filed in the Court of Chancery in and for New Castle County (Delaware) alleging that directors breached their fiduciary duties (Derivative Litigation). On March 15, 1995, the Corporation's Board of Directors formed a Special Litigation Committee to determine whether proceeding with the litigation is in the best interest of the Corporation. On July 17, 1995, the Special Litigation Committee reported to the Board of Directors that, after an extensive investigation of the allegations asserted in the derivative actions, the committee determined that it is in the best interest of the Corporation to settle the litigation without payment of any money by or on behalf of the director defendants in the derivative actions. That determination was made in consideration of and subject to the settlement of the Securities Litigation discussed above. Therefore, it is proposed that the derivative actions be disposed of by the Corporation's Plan, consistent with the findings of the Special Litigation Committee. The disposition of the derivative actions by the Corporation is subject to approval by the Bankruptcy Court at the hearing on confirmation of the Plan.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


                  Prepetition Obligations of Debtor Companies
The accompanying consolidated balance sheet as of June 30, 1995, includes approximately $4 billion of liabilities subject to the Chapter 11 proceedings of the Corporation and Columbia Transmission as follows:


    ($ in millions)
     Corporation
     Total payable (primarily debt obligations)              2,382.6
     Less:  payable to affiliates                                5.2
                                                             -------
     Payable to nonaffiliates                                2,377.4
                                                             -------
     Columbia Transmission
     Total payable                                           3,943.5
     Less: payable to affiliates                             2,329.2
                                                             -------
     Payable to nonaffiliates                                1,614.3
                                                             -------
  Liabilities Subject to Chapter 11 Proceedings              3,991.7
                                                             =======

Prepetition obligations of the Corporation primarily represent debentures, notes, bank loans and commercial paper outstanding on the filing date together with accrued interest to that date. Columbia Transmission's prepetition obligations include secured and unsecured debt payable to the Corporation, estimated supplier obligations, estimated rate refunds, accrued taxes and other trade payables and liabilities. A substantial amount of Columbia Transmission's liabilities subject to Chapter 11 proceedings relate to amounts owed to the Corporation. Columbia Transmission's borrowings have been funded by the Corporation on a secured basis since June 1985 and are secured by mortgages and a cash collateral order approved by the Bankruptcy Court. On the petition date, the principal amount of the First Mortgage Bonds outstanding was $930.4 million. A secured inventory financing agreement of $410 million was also outstanding on the petition date. Prepetition and postpetition interest on secured debt owed by Columbia Transmission to the Corporation was approximately $565 million at June 30, 1995. In addition to these secured claims, the Corporation has an unsecured claim against Columbia Transmission of $351 million in installment notes issued prior to 1985 and accrued interest to the petition date.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


                 Financial Information for the Debtor Companies
Below is condensed financial information for the Corporation and Columbia Transmission as of, and for the six month period ended, June 30, 1995.

                                                 Corporation                        Columbia Transmission
                                            ---------------------                   ---------------------
                                                    As of                                   As of
                                       ------------------------------          -----------------------------
                                       June 30,          December 31,          June 30,         December 31,
         ($ in millions)                 1995               1994                 1995              1994
                                       --------            --------            --------          --------
         Current assets
           Cash and temporary
            cash investments              408.6               218.5             1,405.0           1,253.5
           Other                          160.9               205.6               279.7             360.2

           Total current assets           569.5               424.1             1,694.7           1,613.7
         Current liabilities              (12.1)              (14.8)             (339.3)           (330.0)
                                       --------            --------            --------          --------
         Working capital                  557.4               409.3             1,355.4           1,283.7
         Noncurrent assets              3,721.2             3,669.8             2,299.1           2,321.5
         Estimated liabilities subject
           to Chapter 11 proceedings   (2,382.6)           (2,382.5)           (3,943.5)         (3,862.3)
         Noncurrent liabilities          (268.0)             (228.6)             (174.0)           (232.0)
                                       --------            --------            --------          --------
         NET EQUITY                     1,628.0             1,468.0              (463.0)           (489.1)
                                       ========            ========            ========          ========



<Capiton>
                                                  Six Months                             Six Months
                                                Ended June 30                          Ended June 30
                                          -------------------------               ------------------------
         ($ in millions)                  1995                1994                1995              1994
                                          -----               -----               -----             -----
         Operating revenues                   -                   -               330.4             369.0
         Operating expenses                12.2                 3.9               240.0             255.4
                                          -----               -----               -----             -----
         Operating income (loss)          (12.2)               (3.9)               90.4             113.6
         Other income (deductions)        204.5               230.0               (46.4)            (23.5)
         Income taxes                      32.6                43.7                17.9              31.4
         Change in accounting                 -                   -                   -              (3.1)
                                          -----               -----               -----             -----
         NET INCOME                       159.7               182.4                26.1              55.6
                                          =====               =====               =====             =====

         NET CASH FROM OPERATIONS          32.3                29.1               203.2             101.3
                                          =====               =====               =====             =====

3.       Environmental Matters
         As discussed in the 1994 Form 10-K, the Corporation's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices. Comprehensive reviews of compliance with existing environmental standards are being conducted. These reviews include an evaluation of operating activities, site investigations, and, when necessary, the formulation of remediation programs. As these self-assessment programs continue, it is likely that additional compliance costs will be identified and become subject to reasonable quantification.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


         Virtually all of Columbia Transmission's future remediation work for currently owned or operated facilities will be performed under the United States Environmental Protection Agency (EPA) Consent Order entered into earlier this year. The Consent Order specifically requires Columbia Transmission to prepare, for EPA approval, work plans and procedures for investigating and, where necessary, remediating its facilities.

         Columbia Transmission's environmental consultant is currently performing a study to quantify the projected financial scope of remediation activities to be undertaken in future years. However, due to the extensive amount of information required to be reviewed, the study is now not expected to be available until later in 1995.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        STATUS OF BANKRUPTCY PROCEEDINGS

A summary of events relating to the bankruptcy proceedings that have occurred subsequent to the information reported in the 1995 First Quarter Form 10-Q follows.

Plans of Reorganization
On June 14, 1995, the Corporation and Columbia Transmission filed amended plans of reorganization (Plans) and related disclosure statements with the Bankruptcy Court for consideration by their creditors and other interested parties. Both Plans were again amended in a filing made with the Bankruptcy Court on July 17, 1995, and the Corporation's Plan was further amended on July 27, 1995.

The Plans incorporate a settlement reached earlier by Columbia Transmission and certain of its producer creditors and approved by the Bankruptcy Court on June 16, 1995, and the terms of a comprehensive customer settlement discussed below. The Corporation's Plan provides for new securities to be issued to the Corporation's creditors and the methodology to be used in pricing these securities (see Note 2 for additional information).

On May 18, 1995, the Bankruptcy Court approved an extension of the exclusivity periods for filing plans of reorganization or amendments to the plans of reorganization for both the Corporation and Columbia Transmission to October 16, 1995, and the period for soliciting acceptances to December 18, 1995.

The Bankruptcy Court approved the adequacy of Columbia Transmission's and the Corporation's disclosure statements on July 18, 1995, and July 27, 1995, respectively. Confirmation hearings for the Plans have been set to begin November 13, 1995 (see Note 2 for additional information).

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

On July 18, 1995, the Corporation reached a settlement that resolves the Securities Litigation. Under the terms of the settlement the Corporation would pay approximately $16.5 million of the total $36.5 million settlement. The remainder would be shared among the insurance carrier for the director and officer defendants and the other defendants to the litigation. The settlement is subject to approval by the District Court and conditioned upon the Bankruptcy Court confirmation of the Corporation's Plan. The settlement would be implemented after the Corporation's Plan is confirmed.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  STATUS OF BANKRUPTCY PROCEEDINGS (CONTINUED)


Customer Settlement
The FERC approved on June 15, 1995, a settlement agreement among Columbia Transmission and Columbia Gulf, firm customers, state regulatory agencies and consumer groups encompassing virtually all outstanding regulatory proceedings before the FERC. Generally, the settlement defines Columbia Transmission's and Columbia Gulf's refund obligations to their customers in pending regulatory proceedings, and determines Columbia Transmission's ability to recover costs associated with the restructuring of its services under Order 636, including certain costs relating to issues pending in the bankruptcy proceedings (see Customer Settlement on page 24 for additional information).

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                     GAS SALES AND TRANSPORTATION REVENUES

                                                                Three Months                        Six Months
                                                               Ended June 30,                      Ended June 30,
                                                         -------------------------              ---------------------
                                                           1995             1994                  1995         1994
                                                         --------         --------              --------     --------
                                                                                    (millions)
     Residential                                         $  171.2         $  182.6              $  715.2     $  758.9
     Commercial                                              55.2             65.3                 257.0        299.4
     Industrial                                              39.1             43.3                  89.2        107.0
     Wholesale                                               25.9             62.3                  50.0         88.7
     Other                                                    6.2              5.5                  20.4         11.6
     Transportation                                         129.1            114.3                 276.9        299.9
                                                         --------         --------              --------     --------
          TOTAL                                          $  426.7         $  473.3              $1,408.7     $1,565.5
                                                         ========         ========              ========     ========


                       OPERATING INCOME (LOSS) BY SEGMENT

                                                                Three Months                          Six Months
                                                               Ended June 30,                       Ended June 30,
                                                           ----------------------               ---------------------
                                                             1995          1994                   1995         1994
                                                           --------      --------               --------     --------
                                                                                    (millions)
     Transmission                                          $   35.9      $   42.0               $  112.5     $  129.0
     Distribution                                              (7.9)        (13.5)                 108.3         98.9
     Oil and Gas                                               (0.2)         11.1                   (0.3)        23.2
     Other Energy                                               1.7           1.8                    9.6         14.6
     Corporate                                                 (2.6)         (1.8)                  (3.3)        (3.9)
                                                           --------      --------               --------     --------
          TOTAL                                            $   26.9      $   39.6               $  226.8     $  261.8
                                                           ========      ========               ========     ========

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        COMPARATIVE GAS OPERATIONS DATA

                                                                        Three Months                     Six Months
                                                                       Ended June 30,                  Ended June 30,
                                                                    -------------------             -------------------
                                                                     1995        1994                1995        1994
                                                                    -------     -------             -------    --------
THROUGHPUT (BCF)
   SALES
      Residential                                                      25.6        28.1               116.0      126.3
      Commercial                                                       10.1        11.7                46.7       54.4
      Industrial                                                       19.5        17.7                42.5       38.5
      Wholesale                                                        20.4        19.3                43.0       38.8
      Other                                                             9.0         9.0                20.7       17.2
      Intersegment eliminations                                        (9.4)       (8.7)              (19.9)     (17.7)
                                                                    -------     -------             -------    -------
         Total Sales Volumes                                           75.2        77.1               249.0      257.5
                                                                    -------     -------             -------    -------
   TRANSPORTATION
      Market Area
         Transmission                                                 194.7       182.2               595.9      599.7
         Distribution                                                  58.7        52.8               135.5      115.5
      Columbia Gulf
         Main-line                                                    151.8       165.9               306.7      339.3
         Short-haul                                                    53.7        58.2               104.4      133.3
      Intersegment eliminations                                      (230.9)     (244.6)             (559.3)    (604.2)
                                                                    -------     -------             -------    -------
         Total Transportation Volumes                                 228.0       214.5               583.2      583.6
                                                                    -------     -------             -------    -------
   Total Throughput                                                   303.2       291.6               832.2      841.1
                                                                    =======     =======             =======    =======

SOURCES OF GAS SOLD (BCF)
   Purchased                                                          115.7       132.3               222.5      247.1
   Produced                                                            16.2        16.8                33.9       33.4
   Exchange                                                             5.2        (5.2)                2.7       (3.7)
   Storage withdrawals (injections)                                   (42.6)      (57.4)               26.4       15.5
   Other, net                                                          (9.9)       (0.7)              (16.6)     (17.1)
   Intersegment eliminations                                           (9.4)       (8.7)              (19.9)     (17.7)
                                                                    -------     -------             -------    -------
      Total                                                            75.2        77.1               249.0      257.5
                                                                    =======     =======             =======    =======

DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)
   Actual                                                               624         614               3,382      3,761
   Normal                                                               580         580               3,527      3,527
   % Colder (warmer) than normal                                          8           6                  (4)         7
   % Colder (warmer) than prior period                                    2           -                 (10)         8

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS

Three Months Results
                               Net Income (Loss)
For the second quarter of 1995 the Corporation's net income was $30.9 million, or $0.61 per share, a decrease of $16.9 million, or $0.34 per share from the same period last year. The decrease was primarily due to a $19.2 million 1994 net income improvement caused by a favorable FERC ruling. After adjusting for the bankruptcy and unusual items, detailed below, the current period had a net loss of $4.3 million while 1994 had net income of $1.7 million. The current period loss includes the effect of lower natural gas prices and reduced oil production volumes for the oil and gas segment, reduced sales for the distribution segment and higher operating costs for the transmission segment. Columbia Transmission made a general rate filing in August 1995 to provide the opportunity to recover current operating costs which are higher than those contained in its last rate case in 1991.

Adjusted net income includes the impact of higher estimated unrecorded interest costs on prepetition debt obligations that, or on after-tax basis, amounted to $43.7 million in the current quarter and $35.6 million last year. This increase reflects the impact of higher short-term interest rates and the increasing impact of interest on interest.

                      Bankruptcy Related and Unusual Items
                         After-tax effect on Net Income
                                  (millions)

                                                                             Three Months
                                                                             Ended June 30
                                                                           -----------------
                                                                            1995        1994 *
                                                                           ------      -------
Reported net income                                                         $30.9       $47.8
Less:
o Estimated interest costs not recorded on prepetition debt                  43.7        35.6
o Capitalized interest not recorded                                          (0.7)       (2.7)
o Professional fees and related expenses                                     (7.8)       (5.7)
o Reserve adjustment for favorable FERC ruling                                  -        19.2
o Other                                                                         -        (0.3)
                                                                            -----       -----
  Total adjustments                                                          35.2        46.1
                                                                            -----       -----
Net income after adjusting for bankruptcy and unusual items                  (4.3)        1.7
                                                                            =====       =====

* In the second quarter 1994 Form 10-Q net income before bankruptcy related and unusual items of $12.4 million was reported. Certain unusual items related to the transmission operations that were reported in the second quarter of 1994 to allow for a meaningful comparison of the operating results between that year and the year earlier are no longer appropriate and consequently have been eliminated.

                                    Revenues
Operating revenues for the second quarter of 1995 were $474.7 million, down $48.3 million from the same period last year, largely due to lower sales for the distribution segment as well as reduced gas prices and sales volumes for the oil and gas segment that were only partially offset by higher distribution rates in effect. Higher revenues from transportation services reflecting increased volumes transported and higher rates also mitigated the effect of lower sales revenues. In 1994 Columbia Transmission recorded $4.4 million for the allowed recovery of certain costs because its cost of gas met certain competitive tests. This was partially offset by Columbia Gas

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS


of Ohio recording in 1994 a weather normalization reserve of $6.5 million to reflect a refund to customers for colder than normal first quarter weather.

                                    Expenses
For the three months ended June 30, 1995, total operating expenses of $447.8 million, decreased $35.6 million from 1994 primarily reflecting reduced gas purchase expense due to lower sales requirements. Expenses associated with operations increased $13.7 million due largely to higher operating costs in 1995. Partially offsetting the increase in expenses was the effect of recording $3.2 million of additional expense in 1994 for reengineering activities.

                           Other Income (Deductions)
Other Income (Deductions) declined $19.3 million to $17.9 million compared to the same quarter last year. Interest Income and Other, Net decreased $32.7 million from last year primarily reflecting a $29.8 million improvement in 1994 for a reserve adjustment for carrying charges associated with prior period gas exchange activity as a result of a favorable FERC decision. Reorganization Items, Net improved income $13.5 million over last year due to increased interest earned of $16.0 million on accumulated cash partially offset by higher professional fees and related expenses of $2.5 million. Both periods benefited from not accruing interest expense on prepetition debt obligations estimated at $67 million and $55 million, respectively.

Six Months Results
                                   Net Income
Net income for the first six months of 1995 of $159.7 million, or $3.16 per share, was down $22.7 million, or $0.45 per share from 1994. After adjusting for bankruptcy related and unusual items, net income in the current period of $90.9 million, decreased $7.9 million from last year. This decrease primarily reflects the effect of warmer weather in the current period and lower natural gas prices, partially offset by improved rates for the distribution segment. The bankruptcy related and unusual items are as follows:

                      Bankruptcy Related and Unusual Items
                         After-tax effect on Net Income
                                   (millions)

                                                                       Six Months
                                                                     Ended June 30
                                                                   -----------------
                                                                    1995       1994
                                                                   ------     ------
Reported net income                                                $159.7     $182.4
Less:
o Estimated interest costs not recorded on
    prepetition debt                                                 85.8       70.9
 o Capitalized interest not recorded                                 (2.4)      (5.3)
 o Professional fees and related expenses                           (14.6)     (12.7)
 o Reserve adjustment for favorable FERC
     ruling                                                            -        13.6
 o Recovery of prior period gas costs due to
     meeting certain competitive tests                                 -        11.3
 o Interest adjustment for IRS settlement                              -        10.3
 o Other                                                               -        (4.5)
                                                                   ------     ------
   Total adjustments                                                 68.8       83.6
                                                                   ------     ------
Net income after adjusting for bankruptcy and unusual items          90.9       98.8
                                                                   ======     ======

                                    Revenues

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


For the first half of 1995, operating revenues were $1,526.6 million, a decrease of $155.3 million from the previous year. The lower current period revenues reflect reduced sales for the distribution segment attributable to warmer first quarter weather coupled with decreased revenues from transportation services for the transmission segment. Improved rates for the distribution segment partially offset the effect of lower sales volumes. Lower transportation revenues included the effect of a reduction of $17 million in the recovery of certain transportation costs that are offset in expense. Last year also included $17.3 million for the recovery of certain costs from an earlier period because Columbia Transmission's gas costs met certain competitive tests. This was partially offset by Columbia Gas of Ohio's second quarter 1994 weather normalization reserve mentioned above.

                                    Expenses
Total operating expenses of $1,299.8 million for the first six months of 1995 were down $120.3 million due primarily to reduced gas purchase expense reflecting lower sales requirements. A higher depletion rate in effect together with increased plant in service were the primary reasons for the $9 million increase in depreciation and depletion expense. Reduced depletable revenues for oil and gas production due to lower natural gas prices and decreased oil production volumes partially offset the effect of a higher depletion rate on depletion expense. As mentioned above, the effect of recording $3.2 million of additional expense in 1994 for reengineering activities tempered the increase in operating expense between 1995 and 1994.

                           Other Income (Deductions)
Other Income (Deductions) improved income in the first half of 1995 by $29.1 million, a decline of $15.5 million from the first six months of 1994.
Interest Income and Other, Net decreased $13.3 million due to recording the favorable effect of the reserve adjustment, for carrying charges in the prior period, mentioned previously. In the first quarter of 1994, a reserve adjustment for an IRS settlement improved income and was the primary reason for increased Interest Expense and Related Charges of $22.4 million compared to last year. Reorganization Items, Net improved income $20.2 million over last year due to increased interest income on accumulated cash of $22.6 million while expense for professional fees and related services was $2.4 million higher.

Income for both 1995 and 1994 was improved by an estimated $132 million and $109 million, respectively, from not accruing interest expense on prepetition debt obligations. (Since the July 31, 1991 bankruptcy filing, the estimated effect of not accruing interest expense on prepetition debt obligations totals approximately $862 million. This amount was calculated based on the methodology outlined in the Corporation's Plan filed with the Bankruptcy Court.)

                        Liquidity and Capital Resources

Net cash flow from operations for the six months ended June 30, 1995, of $592.7 million reflected an increase of $62.5 million over the same period last year due largely to a customer refund made in 1994. In April 1994, Columbia Transmission issued refunds totaling $84.6 million for FERC Order No. 500/528 to its nonaffiliated customers for overpayments Columbia Transmission and its customers previously made to upstream suppliers. Partially offsetting this

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


improvement was lower sales receipts, net of payments for gas purchased, due to this year's warmer first quarter weather and reduced prices for gas production.

The Corporation maintains a debtor-in-possession facility (DIP Facility) with Chemical Bank (Chemical) solely for the issuance of letters of credit of up to $25 million. The DIP Facility will expire on December 31, 1995, unless extended by mutual agreement between the Corporation and Chemical. As of July 31, 1995, $13.7 million of letters of credit were outstanding under the DIP Facility. The Corporation's liquidity needs are being satisfied by internally generated funds.

As of July 31, 1995, the Corporation and its subsidiaries, excluding Columbia Transmission, had $408.6 million invested in money market instruments.

The liquidity needs of Columbia Transmission are being satisfied by internally generated funds. As of July 31, 1995, Columbia Transmission had $1,426 million invested in money market instruments. Columbia Transmission also maintains a DIP Facility with Chemical solely for the issuance of letters of credit of up to $25 million. The expiration date of Columbia Transmission's DIP Facility is December 31, 1995, unless extended by mutual agreement between Columbia Transmission and Chemical. As of July 31, 1995, the balance of outstanding letters of credit under Columbia Transmission's DIP Facility was $1.8 million.

Upon emergence from bankruptcy, the Corporation and Columbia Transmission contemplate the satisfaction of claims as set forth in the respective Plans by use of cash on hand; the issuance by the Corporation of up to $3 billion aggregate principal amount of debentures, subject to adjustment to reflect the actual amount of cash available, and up to $200 million each of Dividend Enhanced Convertible Securities(TM) and preferred stock; and bank borrowings by the Corporation aggregating up to $1.51 billion. To the extent that ultimate distributions to producers exceed the amounts provided in the Columbia Transmission Plan and/or to the extent of any payments to successful claimants opting-out of the Securities Litigation settlement, the Corporation may fund such payment through the issuance of common or preferred stock.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            TRANSMISSION OPERATIONS

                                                               Three Months                   Six Months
                                                              Ended June 30,                 Ended June 30,
                                                           --------------------          ---------------------
                                                             1995        1994              1995         1994
                                                           --------    --------          --------     --------
                                                                               (millions)
OPERATING REVENUES
   Transportation revenues                                    155.6       143.5             336.0        380.0
   Storage revenues                                            34.5        35.1              69.8         70.9
   Other revenues                                               5.2        10.5              17.9         11.2
                                                           --------    --------          --------     --------
Total Operating Revenues                                      195.3       189.1             423.7        462.1

OPERATING EXPENSES
   Operation and maintenance                                  120.0       107.7             232.1        252.5
   Depreciation                                                26.0        25.8              51.7         51.6
   Other taxes                                                 13.4        13.6              27.4         29.0
                                                           --------    --------          --------     --------
Total Operating Expenses                                      159.4       147.1             311.2        333.1
                                                           --------    --------          --------     --------

OPERATING INCOME                                           $   35.9    $   42.0          $  112.5     $  129.0
                                                           ========    ========          ========     ========


THROUGHPUT (BCF)
Transportation
   Columbia Transmission
      Market area                                             194.7       182.2             595.9        599.7
   Columbia Gulf
      Main-line                                               151.8       165.9             306.7        339.3
      Short-haul                                               53.7        58.2             104.4        133.3
   Intrasegment eliminations                                 (150.7)     (154.1)           (302.0)      (318.0)
                                                           --------    --------          --------     --------
Total Throughput                                              249.5       252.2             705.0        754.3
                                                           ========    ========          ========     ========

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

Plan of Reorganization
On June 14, 1995, Columbia Transmission, with the Corporation as co-sponsor, filed with the Bankruptcy Court a second Plan and disclosure statement. Columbia Transmission's Plan was further amended in a filing made with the Bankruptcy Court on July 17, 1995. The provisions of the Plan reflect the results of extensive negotiations with creditors and other interested parties and are supported by claimants representing a significant portion of filed claims (see Note 2 for additional information).

On July 18, 1995, the Bankruptcy Court approved the adequacy of Columbia Transmission's disclosure statement with some modifications of a non-material nature.

Customer Settlement
On June 15, 1995, the FERC approved a settlement filed by Columbia Transmission, Columbia Gulf, their firm customers, state regulatory agencies and customer representatives that resolves virtually all of the transmission segment's outstanding regulatory proceedings before the FERC. Generally, the settlement defines Columbia Transmission's and Columbia Gulf's refund obligations to their customers in pending regulatory proceedings, and determines Columbia Transmission's ability to recover certain costs associated with the restructuring of its services under Order 636, including certain costs relating to issues pending in the bankruptcy proceedings. The settlement contemplates payment of an estimated $170 million in refunds, including post-petition amounts, to Columbia Transmission's customers. In addition, an estimated $200 million will be collected from Columbia Transmission's customers, depending upon when the settlement is implemented.

Refunds to be paid under the settlement resolve all refund issues in the bankruptcy reorganization, all issues surrounding Columbia Transmission's collection of gas purchase costs, its own Order No. 500/528 costs and gas inventory charges, all issues surrounding Columbia Transmission's ability to flowthrough upstream pipeline Order No. 528 amounts, including settlement of the Baltimore Gas & Electric vs. FERC litigation, implementation of a previous rate case settlement of Columbia Transmission and Columbia Gulf, and Columbia Transmission's collection of payments made to terminate contracts with certain upstream pipelines. The settlement was incorporated in Columbia Transmission's Plan and its effectiveness is contingent upon approval of this plan by the Bankruptcy Court. No requests for rehearing of the June 15, 1995 order were filed insofar as it related to the customer settlement, although as contemplated by the settlement, two parties filed requests for rehearing of that portion of the order which approved an exit fee settlement with Overthrust Pipeline Company in order to protect their rights of appellate review if the customer settlement is not effectuated. If Columbia Transmission's Plan is confirmed by the Bankruptcy Court as filed, the rehearing requests will be withdrawn.

Under the customer settlement, customers and others retain the right to challenge Columbia Transmission's recovery of approximately $39 million of Columbia Gulf costs it incurred between November 1, 1993, and October 31, 1994. Management believes that the resolution of this issue will not have material impact on the consolidated financial statements.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)


Upstream Pipeline Contracts
Columbia Transmission has firm transportation contracts with certain pipeline companies that historically have been used to deliver gas to Columbia Transmission. Columbia Transmission has settled claims filed by some of these pipelines in the bankruptcy proceedings. These settlements provide for the assumption of certain contracts, the termination of certain other contracts that are no longer necessary for Columbia Transmission's operations, or the substantial reduction in the firm capacity requirements under the transportation contracts. As a result, approximately $463 million of claims filed by the pipelines against Columbia Transmission will be withdrawn when all settlements receive Bankruptcy Court and regulatory approvals. These settlements include projected exit fee payments of approximately $100 million by Columbia Transmission including amounts already paid to certain pipelines through June 1995. The projected exit fee payments will continue to decrease as additional monthly demand payments are made until the effective dates of the respective exit fee settlements. Exit fee payments are conditioned upon Columbia Transmission's recovery of the exit fees through rates as stranded costs associated with its restructuring under Order 636. Under the customer settlement discussed above, Columbia Transmission will be permitted to continue recovering a significant portion of upstream pipeline stranded costs.

During the second quarter of 1995, both the FERC and the Bankruptcy Court approved a settlement agreement reached with Overthrust Pipeline Company which, among other things, provides for an exit fee payment of approximately $5 million.

Columbia Transmission's Rate Filing
On August 1, 1995, Columbia Transmission filed with the FERC its first general rate case since 1991. The proposed rates are expected to become effective, subject to refund, on February 1, 1996, and would produce additional annual revenues of approximately $150 million with a 14.5 percent rate of return on equity. The new rate filing reflects increased construction, operating and maintenance costs incurred since 1991 and does not include any costs associated with Columbia Transmission's Chapter 11 bankruptcy proceeding.

In addition, the filing included the recovery over a five-year amortization period of Columbia Transmission's approximately $60 million investment in Appalachian area gathering and certain products extraction facilities. The proceeds of any future sales of these facilities will be credited against such recoveries. These facilities are being treated as stranded costs under Order 636.

The impact of the filing on Columbia Transmission's rates will be substantially mitigated by the anticipated expiration in 1996 of an Order 636 transition cost surcharge currently included in its rates. This surcharge involves costs associated with Columbia Transmission's firm transportation contracts with its upstream pipelines. Rates for the wide array of firm and interruptible transportation and storage services that Columbia Transmission provides local distribution companies, end users, and other customers throughout its 14-state market area will remain competitive.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

Columbia Gulf's Rate Filing
As reported in the 1994 Form 10-K, Columbia Gulf filed a general rate case with the FERC which went into effect, subject to refund, on November 1, 1994. The rate case reflects the termination of its long-standing transportation contract with Columbia Transmission and seeks to recover increased costs since its last rate case. A settlement was reached with interested parties and approved by the FERC on July 18, 1995.

Environmental Matters
As discussed in the 1994 Form 10-K, the Corporation's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices. Comprehensive reviews of compliance with existing environmental standards are being conducted. These reviews include an evaluation of operating activities, site investigations, and, when necessary, the formulation of remediation programs. As these self- assessment programs continue, it is likely that additional compliance costs will be identified and become subject to reasonable quantification.

Virtually all of Columbia Transmission's future remediation work for currently owned or operated facilities will be performed under the United States Environmental Protection Agency (EPA) Consent Order entered into earlier this year. The Consent Order specifically requires Columbia Transmission to prepare, for EPA approval, work plans and procedures for investigating and, where necessary, remediating its facilities.

Columbia Transmission's environmental consultant is currently performing a study to quantify the projected financial scope of remediation activities to be undertaken in future years. However, due to the extensive amount of information required to be reviewed, the study is now not expected to be available until later in 1995.

Adoption of Statement of Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71).

As a result of significant industry changes culminating with Order 636, the operating experience gained since implementation of this order, a new Columbia Transmission rate case which was filed on August 1, 1995, and the resolution of its gas contract difficulties and various customer issues, the Corporation and its transmission subsidiaries have undertaken a study to determine whether it is appropriate to re-apply SFAS 71 to its transmission segment. The effect would be to record on the balance sheet regulatory assets and liabilities as if SFAS 71 had always been applicable to these subsidiaries with the net of tax impact reflected in the income statement as an extraordinary item.

Appeals of Order 636
Numerous parties have filed petitions for review of Order 636 with the D.C. Circuit Court of Appeals (Circuit Court). Upon review, Order 636 may be unchanged or reversed in whole or in part. However, at this time it is impossible to predict the outcome. On June 12, 1995, the FERC's brief in support of Order 636 was filed with the Circuit Court and reply briefs are due in September 1995. Oral argument is currently scheduled for February 1996. Under the terms

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)


of the FERC-approved customer settlement, the transmission companies will have no refund obligations in the event the appeals are successful. Further, the customer settlement states that the transmission companies can adjust rates prospectively to take into account any changes or modifications as a result of a court remand of Order 636.

Restructuring Proceedings
Numerous parties filed for review of Columbia Transmission's and Columbia Gulf's restructuring proceedings under Order 636 (FERC Docket Nos. RS92-5 and RS92-6) with the Circuit Court. Under the terms of the FERC approved customer settlement, the transmission companies will have no refund obligations in the event the appeal of the order approving the restructuring is successful.

Market Initiatives
As disclosed in the 1994 Form 10-K and the 1995 First Quarter Form 10-Q, Columbia Transmission plans to expand the capacity of its natural gas pipeline system to provide in excess of approximately 430 million cubic feet per day of additional firm storage and transportation services over a three-year period starting in 1997. The expected cost of this project over the 1997-1999 time period is approximately $350 million. Twenty-three customers, most of them local natural gas distribution companies, signed 15-year agreements that provide for increased levels of service. Under the agreements, Columbia Transmission will increase its current level of firm service by about seven percent. Ninety percent of the new capacity is for firm storage service. The remainder is for firm transportation service.

As part of the expansion project, Columbia Transmission will enhance the performance of its storage operations by drilling new wells and improving the deliverability of existing wells. Also, Columbia Transmission will add about 100 miles of pipeline in 14 segments along its core pipeline system and install approximately 50,000 horsepower of compression. Columbia Transmission will file with the FERC later this year for authority to construct the new facilities. In addition, a filing will be made seeking any necessary Bankruptcy Court approvals for the project.

Columbia Transmission will propose that expansion costs be rolled into existing rates. The effect on existing rates will be minimal and well within the five percent increase threshold recently established by the FERC.

Volumes
For the second quarter of 1995, throughput was essentially unchanged from the same quarter last year. Similar weather during both periods resulted in essentially the same transportation requirements in each period. For the first half of 1995, throughput of 705 Bcf, decreased 49.3 Bcf from last year largely due to the impact of warmer weather during the first quarter of 1995 which reduced customer demand for transportation services.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

Since a substantial portion of the transmission companies' costs are recovered through monthly demand charges, changes in throughput levels have little effect on operating revenues.

Operating Revenues
Total operating revenues for the second quarter of 1995 were $195.3 million, a small increase of $6.2 million over 1994. This improvement includes $12 million higher revenues for the recovery of certain transportation costs that is fully offset by a corresponding increase in expenses, thereby having no effect on operating income. Partially offsetting the effect of these improvements were revenues of $4.4 million recorded in 1994 which Columbia Transmission was allowed to recover because its average cost of gas in a prior period met certain competitive tests prescribed in a 1985 customer settlement. All other charges netted to a $1.4 million decrease.

For the first half of 1995, total operating revenues were $423.7 million, down $38.4 million from 1994. Included in this decrease were lower revenues of $17 million for the recovery of certain transportation costs which are fully offset by a corresponding reduction to expense. The remaining $21.4 million decrease in revenues reflects $17.3 million in 1994 that Columbia Transmission was allowed to collect because its average cost of gas in a prior period met certain tests as prescribed in a 1985 customer settlement. Also included in this decrease was $9.5 million of lower revenues due to warmer first quarter weather, decreased interruptible volumes transported by Columbia Gulf and lower demand revenues for certain customers of Columbia Transmission. This decrease was partially offset by Columbia Gulf's portion of the Ozark partnership's exit
fee receivable from Columbia Transmission and   another pipeline that improved
1995 operating revenues by $5.4 million.

Operating Income
For the second quarter and the first half of 1995, operating income of $35.9 million and $112.5 million, respectively, decreased $6.1 million and $16.5 million from the same periods in 1994. In the second quarter last year $3.2 million of additional expense was recorded for reengineering activities. After adjusting for the prior period reengineering activities and transportation costs, that have no effect on operating income, operating expenses increased $3.5 million and decreased $1.7 million in the second quarter and first half of 1995, respectively.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            DISTRIBUTION OPERATIONS

                                                                        Three Months                   Six Months
                                                                       Ended June 30,                Ended June 30,
                                                                     ------------------           --------------------
                                                                      1995        1994              1995        1994
                                                                     ------      ------           --------    --------
                                                                                       (millions)
NET REVENUES
   Sales revenues                                                    $234.4      $257.0           $1,001.5    $1,091.8

   Less:  Cost of gas sold                                            116.6       151.9              589.1       714.6
   Net Sales Revenues                                                 117.8       105.1              412.4       377.2
                                                                     ------      ------           --------    --------

   Transportation revenues                                             23.8        20.0               57.4        46.6
   Less: Associated gas costs                                           2.0         1.9                4.2         3.8
                                                                     ------      ------           --------    --------
   Net Transportation Revenues                                         21.8        18.1               53.2        42.8
                                                                     ------      ------           --------    --------

Net Revenues                                                          139.6       123.2              465.6       420.0
                                                                     ------      ------           --------    --------

OPERATING EXPENSES
   Operation and maintenance                                          108.0        98.2              230.1       201.8
   Depreciation                                                        10.6        10.4               41.5        38.7
   Other taxes                                                         28.9        28.1               85.7        80.6
                                                                     ------      ------           --------    --------
Total Operating Expenses                                              147.5       136.7              357.3       321.1
                                                                     ------      ------           --------    --------

OPERATING INCOME (LOSS)                                              $ (7.9)     $(13.5)          $  108.3    $   98.9
                                                                     ======      ======           ========    ========

THROUGHPUT (BCF)
   Sales
      Residential                                                      25.5        28.1              115.9       126.2
      Commercial                                                       10.1        11.8               46.7        54.5
      Industrial and other                                              1.9         1.6                8.0         6.5
                                                                     ------      ------           --------    --------
   Total Sales                                                         37.5        41.5              170.6       187.2
   Transportation                                                      58.7        52.8              135.5       115.5
                                                                     ------      ------           --------    --------
Total Throughput                                                       96.2        94.3              306.1       302.7
                                                                     ======      ======           ========    ========

SOURCES OF GAS FOR THROUGHPUT (BCF)
   Sources of Gas Sold
      Spot market*                                                     66.0        80.4              112.6       142.5
      Producers                                                        12.8        15.9               32.6        36.5
      Storage withdrawals (injections)                                (42.6)      (57.5)              26.4        15.5
      Other                                                             1.3         2.7               (1.0)       (7.3)
                                                                     ------      ------           --------    --------
         Total Sources of Gas Sold                                     37.5        41.5              170.6       187.2
   Transportation received for delivery to customers                   58.7        52.8              135.5       115.5
                                                                     ------      ------           --------    --------
Total Sources                                                          96.2        94.3              306.1       302.7
                                                                     ======      ======           ========    ========

* Purchase contracts less than one year.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)


Market Initiatives
The distribution subsidiaries (Distribution) continue to assess their markets to gain a greater understanding of the energy needs and purchasing preferences of its customers. The information gained from this assessment will be used to develop and implement new marketing programs which will be customized to more closely meet the needs of specific market segments. These types of targeted programs will likely be the primary component of Distribution's marketing approach in the increasingly competitive retail marketplace.

As part of its comprehensive market assessment, Distribution has been reviewing its potential opportunities in the natural gas vehicle (NGV) market. Although definitive conclusions have not yet been reached, Distribution is considering reducing its previously announced $38 million NGV infrastructure program until market conditions support this level of investment. Distribution remains committed at this time to pursuing targeted opportunities in the fleet and lift truck markets, as well as materially increasing the number of NGVs in its own fleet.

Regulatory Matters
On May 15, 1995, Commonwealth Gas Services, Inc. (Commonwealth Services) filed a general rate case requesting an annual revenue increase of $15.1 million, to be effective in October 1995. The filing included a proposal for sharing the revenue generated under several regulatory initiatives, including capacity release and off-system sales.

As part of a rate case settlement agreement in 1994, Columbia Gas of Ohio, Inc. (Columbia of Ohio) was permitted to implement an experimental weather normalization adjustment (WNA) to alleviate the impact of unusual weather on customers' bills. As a result of customer concerns with the program, Columbia of Ohio agreed to several modifications in February 1995. The modifications included an agreement with Columbia of Ohio's Regulatory Collaborative (Collaborative) to continue the program through the five-month trial period to appropriately evaluate the potential benefits of the program but to discontinue any further upward adjustment to customer bills associated with the program. During the second quarter, Columbia of Ohio met with the Collaborative to review the results of the WNA program, and it was determined that the pilot program be suspended at this time. However, the concept of weather normalization was endorsed by most members of the Collaborative, and Columbia of Ohio was encouraged to explore alternatives that would be less confusing to customers. The Collaborative also agreed that the settlement agreement should remain intact and that WNA refunds were not appropriate.

On June 12, 1995, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) reached an agreement with its various regulatory interests on many aspects of its annual gas cost recovery proceeding, including an off-system sales program that has a revenue sharing mechanism, continuation of the gas supply management incentive program, and a pilot hedging program. Although Columbia of Pennsylvania also reached agreement with the Office of Trial Staff on a capacity release program that includes a revenue sharing mechanism, the Office of Consumer Advocate declined to support aspects of the agreement, so the state commission will have to rule

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)


upon Columbia of Pennsylvania's request to implement this mechanism. A final state commission decision is expected by the end of the third quarter. The Office of Consumer Advocate has also appealed the state commission's decision in Columbia of Pennsylvania's previous gas cost proceeding, challenging the state commission's authority to approve incentives in such proceedings. A decision is not expected for several months.

In other regulatory matters, Columbia of Maryland, Inc. expects an order from the state commission on its base rate filing by September 1995. The state commission recently approved a tariff filing to be effective November 1995, providing unbundling services for large customers. The current proposal makes transportation service available to all but residential customers. The filing also included a settlement agreeing to continue discussions on pilot programs with unbundled customer choice options for small transportation and residential customers.

On July 28, 1995, Columbia Gas of Kentucky, Inc. (Columbia of Kentucky) filed for authority to conduct capacity release and off-system sales programs. The filing provides for a sharing of the revenues generated by these programs between the sales customers and Columbia of Kentucky. An order from the state commission is expected later this year.

Volumes
Throughput for the quarter ended June 30, 1995, of 96.2 Bcf was essentially unchanged from the same quarter last year as lower sales were offset by increased transportation. Lower sales reflected continued usage reductions due to customer equipment improvements and conservation while the demand for transportation increased due to the relatively robust economic conditions throughout the service area and low natural gas spot prices. For the first half of 1995, total throughput was also essentially unchanged at 306.1 Bcf as decreased sales volumes were offset by increased transportation service. The decline in sales was primarily due to the mild weather in the first quarter of 1995 while transportation demand was up due to the strong economy, favorable natural gas spot prices and the increased service to the power generation market.

Net Revenues
Net revenues for the second quarter of 1995 were $139.6 million, an increase of $16.4 million over 1994. The increase was primarily due to approximately $10.4 million for higher rates in effect during the current quarter, increased transportation deliveries that contributed an additional $4.3 million and a favorable adjustment for prior period costs that improved net revenues by $3.4 million. Also in the current period, revenues increased $3 million for surcharges that increased both revenues and operating expenses and therefore had no effect on operating income. These improvements were partially offset by reduced tariff revenues of $10.8 million due to lower sales. In addition, in 1994 Columbia of Ohio recorded a weather normalization charge of $6.5 million.

Net revenues for the first half of 1995 of $465.6 million, improved $45.6 million over 1994. The increase reflects the effect of higher rates that generated an additional $45.9 million, approximately $13 million for revenue surcharges, which are offset in expense and have no effect

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)


on operating income, improved transportation deliveries contributed $11.3 million and the effect of the above-mentioned $6.5 million prior period charge. These improvements were mitigated by a $35.3 million reduction in net revenues reflecting lower sales volumes.

Operating Income (Loss)
Distribution had an operating loss for the current quarter of $7.9 million, a $5.6 million improvement from last year's second quarter loss. The increase in net revenues was partially offset by higher operating expenses of $10.8 million. Operation and maintenance expense increased due to the above mentioned revenue surcharges and previously capitalized benefit costs that are now expensed as they are included in rates. After eliminating the effect of these issues, operation and maintenance costs were up $5.3 million primarily due to higher overall administrative and general costs, as well as the timing of planned promotional and marketing campaigns.

Operating income of $108.3 million for the first half of 1995 reflected an increase of $9.4 million over the first six months of 1994. Higher net revenues were largely offset by increased operating expenses. Included in the higher operating expense was the effect of the revenue surcharges and previously capitalized benefit costs that are now expensed as they are included in rates. After adjusting for the effect of these issues, operating expense was $17.5 million higher due to increased expense associated with ongoing marketing and customer service studies, pipeline maintenance costs and higher advertising expense together with $7.9 million higher depreciation expense and property taxes due to additional plant investments.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             OIL AND GAS OPERATIONS

                                                             Three Months                     Six Months
                                                            Ended June 30,                  Ended June 30,
                                                           ---------------                 ---------------
                                                            1995      1994                  1995      1994
                                                           -----     -----                 -----     -----
                                                                             (millions)
OPERATING REVENUES
   Gas                                                     $31.1     $37.5                 $67.8     $79.4
   Oil and liquids                                          11.9      15.0                  23.8      27.0
                                                           -----     -----                 -----     -----
Total Operating Revenues                                    43.0      52.5                  91.6     106.4
                                                           -----     -----                 -----     -----

OPERATING EXPENSES
   Operation and maintenance                                19.4      16.4                  40.4      36.2
   Depreciation and depletion                               21.1      21.8                  46.0      40.8
   Other taxes                                               2.7       3.2                   5.5       6.2
                                                           -----     -----                 -----     -----
Total Operating Expenses                                    43.2      41.4                  91.9      83.2
                                                           -----     -----                 -----     -----

OPERATING INCOME (LOSS)                                    $(0.2)    $11.1                 $(0.3)    $23.2
                                                           =====     =====                 =====     =====

GAS PRODUCTION STATISTICS

Production (Bcf)                                            16.2      16.8                  33.9      33.4

Average Price ($/Mcf)                                       1.86      2.15                  1.95      2.30


OIL AND LIQUIDS PRODUCTION STATISTICS

Production (000Bbls)                                         696       988                 1,438     1,868

Average Price ($/Bbl)                                      16.98     15.16                 16.52     14.43

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       OIL AND GAS OPERATIONS (CONTINUED)


Drilling Activities
Columbia Gas Development Corporation (Columbia Development) began drilling operations on 13 (gross) wells during the second quarter of 1995. Of these, eight were productive including seven in the Austin Chalk formation, and four were still drilling at the end of the quarter. Columbia Development has drilled 31 wells since the beginning of 1995. Of these, 26 were successful, representing an 84 percent success rate. Two other wells were shut-in pending further evaluation. During 1995, 22 of the 23 wells drilled in the Austin Chalk program were successful. In addition, Columbia Development was awarded eight blocks in the Gulf of Mexico offshore lease sale held in May 1995 and was high bidder on one other block that has not yet been awarded.

During the second quarter of 1995, Columbia Natural Resources, Inc. participated in the drilling of 17 (gross) development wells in the Appalachian region, 6 wells were successfully completed. For the first half of 1995, 30 (gross) development wells have been drilled, with a 57 percent success rate.

Oil and Gas Producing Properties
Under the full cost method of accounting for oil and natural gas properties, all productive and nonproductive costs directly identified with acquisition, exploration, and development activities are capitalized in a countrywide cost center. At June 30, 1995, the sum of the estimated present value of future oil and gas revenues exceeded the capitalized costs and, therefore, no charge to earnings was required. However, under Order 636, the natural gas pipeline industry is required to eventually unbundle gathering services from other transportation services. Columbia Transmission provides transportation services, including gathering services, for a significant portion of gas produced from Columbia Natural Resources, Inc.'s reserves, and in the previously mentioned rate filing, Columbia Transmission requested an increase in their gathering rate. An increase in the gathering rate, a decline in gas prices or increases in other costs could result in a writedown in the carrying value of the oil and gas properties in the future.

Volumes
Natural gas production for the second quarter of 1995 was slightly down from last year while increasing 0.5 Bcf for the six months ended June 30, 1995, largely due to a small production increase during the first quarter of this year. Oil and natural gas liquids production for the current quarter and for the first half of 1995 decreased 292,000 barrels and 430,000 barrels, respectively, from last year due to normal declines in wells and shut-ins for offshore workovers. It is expected that oil and liquids production will increase as new production comes onstream and workovers are completed.

Revenues
Declining gas prices during the current three and six-month periods was the principal reason for the decline from the same periods last year in gas revenues of $6.4 million and $11.6 million in these respective periods. Average gas prices in the second quarter decreased by 13 percent to

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       OIL AND GAS OPERATIONS (CONTINUED)



$1.86 per Mcf from the same period last year. For the first half of 1995, average gas prices decreased by 15 percent to $1.95 per Mcf.

Revenues from oil and liquids production decreased during the current three and six-month periods by $3.1 million and $3.2 million, respectively, reflecting production declines in both periods that were only partially offset by higher average prices in 1995. Average prices increased $1.82 per barrel to $16.98 per barrel during the second quarter and, for the first half of 1995, the average price increased $2.09 per barrel to $16.52 per barrel.

Operating Income (Loss)
An operating loss for the second quarter of 1995 of $0.2 million versus $11.1 million in operating income in the same period last year reflected the $9.5 million decrease in operating revenues together with a $1.8 million increase in operating expenses due largely to recording a favorable reserve reduction in 1994 for the resolution of a royalty dispute.

For the six-month period, the oil and gas operations had an operating loss of $0.3 million compared to operating income of $23.2 million in 1994. This decrease reflected a $14.8 million decline in operating revenues and higher operating expense of $8.7 million due primarily to increased depletion expense caused largely by a higher depletion rate in effect that more than offset lower depletable revenues and the 1994 reserve adjustment mentioned above.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            OTHER ENERGY OPERATIONS

                                                              Three Months                     Six Months
                                                             Ended June 30,                  Ended June 30,
                                                           ------------------              ------------------
                                                            1995         1994               1995        1994
                                                           -----        -----              ------      ------
                                                                              (millions)
NET REVENUES
   Gas marketing revenues                                  $55.4        $57.8              $114.1      $125.7
   Less: Products purchased                                 54.0         55.9               110.9       122.0
                                                           -----        -----              ------      ------
   Net Gas Marketing Revenues                                1.4          1.9                 3.2         3.7
                                                           -----        -----              ------      ------

   Propane revenues                                          8.7          8.2                34.2        35.2
   Less: Products purchased                                  4.8          4.5                18.9        17.7
                                                           -----        -----              ------      ------
   Net Propane Revenues                                      3.9          3.7                15.3        17.5
                                                           -----        -----              ------      ------

   Other Revenues                                           21.7         17.5                41.5        38.9
                                                           -----        -----              ------      ------

Net Revenues                                                27.0         23.1                60.0        60.1
                                                           -----        -----              ------      ------

OPERATING EXPENSES
   Operation and maintenance                                22.0         18.3                43.4        39.1
   Depreciation and depletion                                2.0          1.7                 4.1         3.5
   Other taxes                                               1.3          1.3                 2.9         2.9
                                                           -----        -----              ------      ------
Total Operating Expenses                                    25.3         21.3                50.4        45.5
                                                           -----        -----              ------      ------

OPERATING INCOME                                           $ 1.7        $ 1.8              $  9.6      $ 14.6
                                                           =====        =====              ======      ======



PROPANE SALES (MILLIONS OF GALLONS)
   Retail                                                    6.9          6.1                27.1        27.6
   Wholesale and other                                       1.2          2.1                10.3        10.5
                                                           -----        -----              ------      ------
Total Propane Sales                                          8.1          8.2                37.4        38.1
                                                           =====        =====              ======      ======

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      OTHER ENERGY OPERATIONS (CONTINUED)

Net Revenues
Net revenues for the three months ended June 30, 1995, increased $3.9 million over the same period last year due principally to an increase of $4.2 million in other revenues for services provided to affiliated companies and revenues associated with the Columbia LNG Corporation's (Columbia LNG) agreement to operate the Cove Point facility. Net revenues from propane operations increased slightly over a year ago while net revenues for gas marketing activities declined by $0.5 million due principally to reduced margins.

For the six months ended June 30, 1995, net revenues decreased $100,000 as lower net revenues from propane operations and gas marketing activities primarily reflected reduced margins. These decreases were offset by higher other revenues due to an increase for cogeneration activities, revenues for Columbia LNG, and higher revenues for services provided to affiliates.


Operating Income
Operating income for the second quarter of 1995 decreased by $100,000 as the net revenue increase of $3.9 million was more than offset by a $4.0 million increase in operating expenses primarily reflecting higher costs for providing services to affiliates and Columbia LNG expenses associated with the above-mentioned Cove Point LNG facility.

Operating income for the six months ended June 30, 1995 was $9.6 million, down $5 million from last year reflecting higher revenues in the prior period for services provided to affiliates that more than offset the associated expense, lower net revenues for propane operations and a small operating loss associated with Columbia LNG.


Department of Energy Refund of Prior Petroleum Product Costs
On July 11, 1995, the Department of Energy issued an order directing the payment to Columbia LNG of a refund in the amount of approximately $8.5 million related to the purchase of price-controlled petroleum products during the period from mid-August 1973 through January 1981. The refund, which is expected to be received in September 1995, will be paid from crude oil funds made available for disbursement by the Office of Hearings and Appeals of the Department of Energy.

Management has determined that Columbia LNG is entitled to retain this refund and will record an improvement to income for this issue in the third quarter.

                          PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS


No new matters have arisen and there have been no material developments in any legal proceedings reported in Registrants Annual Report on Form 10-K for the year ended December 31, 1994, since the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, dated May 11, 1995, except as follows:

I. Shareholder Class Actions and Derivative Suits (Unless otherwise noted, all matters are stayed against the Corporation pursuant to Section 362 of the Bankruptcy Code).

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

    On July 18, 1995, an agreement was reached among all the parties to the class actions settling that litigation. Also, on July 18, 1995, the Bankruptcy Court granted a motion lifting the automatic stay of the class actions against the Corporation in order to implement the class action settlement and on July 21, 1995 the District Court granted a motion made by parties to the class action settlement lifting its stay order to permit implementation of the settlement.

    Pursuant to the class action settlement, the class action plaintiffs filed a second consolidated amended complaint, naming the Corporation as an additional defendant. On July 21, 1995, the District Court entered an order which provided for 1) the provisional certification of the class action, 2) the scheduling of a hearing on October 16, 1995 to determine whether the proposed class action settlement should be approved by the District Court and whether an order should be entered dismissing the Securities Action with prejudice, and 3) the mailing of a notice, along with certain solicitation materials, to class action claimants regarding the hearing to approve the class action settlement.

    Pursuant to the class action settlement, the Corporation and certain other contributors will establish a settlement fund of $36.5 million (approximately $16.5 million of which will be contributed by the Corporation) to settle the class actions. That fund will be first applied to pay court-approved counsel fees and costs of administration with the remaining funds being distributed to class-action claimants who timely file proof of claim and release forms in the District Court and who otherwise qualify for distributions under the class action settlement.

    Also in 1991, three derivative actions were filed in the Court of Chancery in and for New Castle County (Delaware) alleging that the Corporation's directors breached their fiduciary duties at that time. These suits have been stayed by either the Bankruptcy Court filing or by stipulation of the parties. On March 15, 1995, the Corporation's Board of Directors formed

                          PART II - OTHER INFORMATION
                     ITEM 1 - LEGAL PROCEEDINGS (CONTINUED)


    a special litigation committee of the Board to determine whether the continuous prosecution of the derivative actions was in the best interests of the Corporation. On July 17, 1995, the special litigation committee reported to the Board of Directors that, after a full investigation of the allegations asserted in the derivative actions, its members determined that it is in the best interest of the Corporation to settle the litigation without payment of any money by or on behalf of the director defendants in the derivative actions. That determination was made in consideration of and subject to the settlement of the class action litigation. The disposition of the derivative actions by the Corporation is subject to approval by the Bankruptcy Court at the hearing on confirmation of the Plan.

II.  Bankruptcy Matters

    On June 14, 1995 Amended Plans of Reorganization were filed in the United States Bankruptcy Court for the District of Delaware for both the Corporation and Columbia Transmission. The Plans were subsequently amended as July 17, 1995 and The Corporation's Plan was further amended on July 27, 1995. See the Management Discussion and Analysis for further details.

 A.   Matters in the United States Bankruptcy Court for the District of Delaware

       1. Motion to Fix Procedures to Establish Columbia Transmission's Liability to Third Party Beneficiary Investor Complaints. This matter involves investors in production companies that claim to be third party beneficiaries of the contracts between Columbia Transmission and the production companies. They filed a motion seeking to have their status as third party beneficiaries recognized and seeking to have their claims against Columbia Transmission liquidated separate from the Estimation Procedure established to deal with producer claims. The matter was referred to state court. On April 6, 1995, Columbia Transmission filed a notice of cross appeal after plaintiffs appealed the state court order finding no third party status.

 B. Other Bankruptcy Matters in the United States District Court for the District of Delaware

       1. Pennsylvania Office of Consumer Advocate v. Columbia Gas System, et al., CA No. 94-497. Appeal of Bankruptcy Court order denying Columbia Transmission's motion for an order approving a settlement of the 1990 rate case. On June 9, 1995 Joint State Appellants filed a motion to hold oral argument and decision on appeal in abeyance which was approved on June 19, 1995. This appeal will be resolved by the Customer Settlement described below.

III. Purchase and Production Matters (Unless otherwise noted, all matters are stayed pursuant to Section 362 of the Bankruptcy Code). On June 16, 1995, the Bankruptcy Court approved the Initial Producer Settlement. Subject to the confirmation of Columbia Transmission's Plan of Reorganization, the Initial Producer Settlement will resolve the

                          PART II - OTHER INFORMATION
                     ITEM 1 - LEGAL PROCEEDINGS (CONTINUED)





       following matters (other than Item III.B.4) previously reported in the Annual Report on Form 10-K:

  A.   Appalachian Producer Litigation

       1. Phillips Production Co. v. Columbia Gas Transmission Corp., C.A. No. 89-0269, (U.S. Dist. Ct., W.D. Pa. filed February 7, 1989)

  B.   Southwest Producer Litigation

   1. Wagner & Brown v. Columbia Gas Transmission Corp., C.A. No. 83-15091 (Orleans Parish (La.) Civ. Dist. Ct. filed September 6, 1983)

   2. Koch Industries Inc. v. Columbia Gas Transmission Corp. C.A. No. 89-2156 (U.S. Dist. Ct., E.D. La., filed May 12, 1989)

   3. Energy Development Corp. v. Columbia Gas Transmission Corp., C.A. No. CV91-0960, (U.S. Dist. Ct., W. D., La., division Lafayette/Opelousas, filed May 13, 1991)

   4. New Ulm and Fox v. Mobil Oil Corporation, Columbia Gas Transmission Corp. and Columbia Gulf Transmission Co., C.A. No. 88-V- 655 (155th Judicial Dist. Ct. of Austin County, TX filed December 20, 1988). New Bremen alleges it is entitled to a higher price under the contract than the market-out price Columbia Transmission paid for past periods. On May 8, 1995, the parties filed responses to the others' application for writ of error to the Supreme Court of Texas appealing an Appellate Court reversal of the Trial Court decision against Columbia Transmission.

IV.    Regulatory Matters

  A.   Take-or-Pay and Contract Reformation Costs Billed by Pipeline Suppliers

   1. Columbia Gas Transmission Corp., Docket No. RP91-41, reversed and remanded Baltimore Gas & Electric Co. v. FERC, 26 F.3d 1129 (D.C. Cir.
       1994). This proceeding will be resolved by the Customer Settlement discussed in below. On May 10, 1995, the FERC issued an order holding this proceeding in abeyance pending the consideration of the Customer Settlement.

   2. Columbia Gas Transmission Corporation, Docket No. GP94-2, appeal pending sub nom, CG&E v. FERC, U.S. Ct. of App., D.C. Cir. No. 94-1721. On April 17, 1995 Columbia Transmission filed a Settlement with the FERC resolving or partially resolving numerous FERC proceedings. The Customer Settlement was also filed as a part of Columbia Transmission's Amended Plan of Reorganization in the Bankruptcy Court. Implementation of the settlement is contingent, however, upon its approval by the Bankruptcy Court as a

                          PART II - OTHER INFORMATION
                     ITEM 1 - LEGAL PROCEEDINGS (CONTINUED)


       part of an amended plan of reorganization. On June 15, 1995, the FERC issued its order approving the April 17, 1995 Customer Settlement without modification or condition. The settlement was either supported or not opposed by all parties. No requests for rehearing of the June 15, 1995 order were filed insofar as that order relates to the Customer Settlement, although as contemplated by the Settlement two parties filed protective requests for rehearing of only that portion of the order which approved an exit fee settlement with Overthrust. This matter concerning the interest rate to be paid by Columbia Transmission on customer refunds would also be resolved by the Customer Settlement by providing for payment of interest actually earned during the periods the monies were in the special restricted investment account. On May 17, 1995, the D.C. Circuit issued an order holding this proceeding in abeyance pending the consideration of the Customer Settlement.

 B. Direct Billing of Past Period Production and Production-Related "Order 94" Costs

   1. Columbia Gas Transmission Corp. v. FERC, C.A. No. 94-1727 (U.S. Ct. of App., D.C. Circuit). The Court of Appeals has consolidated the appeals of the Panhandle, Trunkline, Texas Eastern and Texas Gas orders which required these companies to refund Order 94 costs paid by Columbia Transmission, but without interest.

       On May 5, 1995, the FERC issued an order granting clarification of its orders issued January 12, 1994, and October 18, 1994. Panhandle and Texas Eastern must refund the entire amount they collected pursuant to the unlawful direct bills, including the carrying charges paid to them by Columbia Transmission, but without interest. The FERC also clarified, with regard to the "net accelerated payments" between Columbia Transmission and Panhandle, that Panhandle must refund to Columbia Transmission the additional $2 million plus interest on the $2 million for periods after February 11, 1994.

   2. Transcontinental Gas Pipe Line Corporation, C.A. No. 95-1332 (U.S. Ct. of App., D.C. Circuit). On May 1, 1995, the FERC denied rehearing of its order in RP92-149 requiring Transcontinental Gas Pipe Line Corporation (Transco) to refund the principal only of Order 94 costs to Columbia Transmission. On July 6, 1995 Columbia Transmission and Transco filed appeals of these orders in the D.C. Circuit Court of Appeals.

  C.  Pipeline Exit Fees

   1. Columbia Gas Transmission Corporation, et al., Docket No. RP94-113. Columbia Transmission and Tennessee Gas Pipeline Corporation (Tennessee) file a joint petition to resolve outstanding bankruptcy issues and contractual matters, including the payment by Columbia Transmission of a $42 million exit fee to Tennessee.

       As a result of the June 15, 1995 order approving the Customer Settlement, all appeals by customers and other interested parties of Columbia Transmission will be dismissed.

                          PART II - OTHER INFORMATION
                     ITEM 1 - LEGAL PROCEEDINGS (CONTINUED)


       However, some of Tennessee's customers appealed the orders approving the exit fee settlement. That appeal is pending before the D.C. Circuit in Case No. 94-1716.

   2. Columbia Gas Transmission Corp., Docket Nos. RP94-315, 316, 317, 318, RP95-98 and RP95-204. These proceedings involve petitions by Columbia Transmission for approval of settlements to resolve outstanding issues, including the payment of exit fees by Columbia Transmission, to Wyoming Interstate Company Ltd. (WIC), Trailblazer Pipeline Company (Trailblazer), Natural Gas Pipeline Co. of America (NGPL), Transcontinental Gas Pipe Line Corporation (Transco), Ozark Gas Transmission System (Ozark) and Overthrust Pipeline Corporation.

       On May 22, 1995, the FERC issued an order approving the exit fee with Ozark (Docket No. RP95-98). Requests for rehearing of that order are pending.

       In the June 15, 1995 order approving the Customer Settlement the FERC also dismissed as moot and denied rehearing of its orders approving the exit fees with WIC, Trailblazer and NGPL (Docket Nos. RP94-315, RP94-316 and RP94-317). Columbia Transmission has implemented these exit fee settlements.

       In the June 15, 1995 order approving the Customer Settlement, the FERC also initially approved the exit fee settlement with Overthrust (Docket No. RP95-204). Two protective requests for rehearing were filed in order to protect appellate rights in the event the Customer Settlement is not implemented.


V.  Environmental

  A. Columbia Gas Transmission Corp. v. Aetna Casualty & Surety Co., et al., C.A. No. 94-C-454 (Kanawha (W.Va) Cir. Ct. filed March 14, 1994). In this matter Columbia Transmission is seeking coverage from various insurers and under various insurance policies for environmental cleanup costs. On July 14, 1995, Columbia Transmission filed a motion to stay the litigation to allow informal discussions among the parties to the litigation.

  B. Columbia Gulf Transmission Company v. Aetna Casualty & Surety Co., et al., C.A. No. 95-C-177 (Kanawha (W.Va) Cir. Ct. filed January 19, 1995). In this matter Columbia Gulf is seeking coverage from various insurers and under various insurance policies for environmental cleanup costs.
       On July 14, 1995, Columbia Gulf filed a motion to stay the litigation to allow informal discussions among the parties to the litigation. This motion was granted by the court on July 19, 1995.

                          PART II - OTHER INFORMATION

  Item 2.      Changes in Securities

               None.

  Item 3.      Defaults Upon Senior Securities

               As of June 30, 1995, there were $1,349.8 million of the Corporation's senior securities in default as a result of the Chapter 11 filing. In addition, at the end of the 1995 second quarter $488.9 million of short-term indebtedness was also in default for nonpayment.

  Item 4.      Submission of Matters to Vote of Security Holders

               None.

  Item 5.      Other Information

               None

  Item 6.      Exhibits and Reports on Form 8-K
               a.      Exhibits

                 10-BE    Employment Agreement between Peter M. Schwolsky and
                          The Columbia Gas System, Inc.

                    11 Statement re Computation of Per Share Earnings, a copy of which is attached hereto as PART II, EXHIBIT
                          11, pursuant to Regulation 229.601(b)(11).

                    12    Statements of Ratio of Earnings to Fixed Charges and
                          Preferred Stock Dividends, a copy of which is attached hereto as PART II, EXHIBIT 12, pursuant to Regulation 229.601(b)(12).

                    27    Financial Data Schedule.

               b.      Reports on Form 8-K
                       The following reports on Form 8-K were not previously reported.

                                        Financial
                         Item          Statements
                       Reported         Included            Date Filed
                       --------        ----------         --------------
                          5                No             June 16, 1995
                          5                No             June 19, 1995
                          5                No             July 18, 1995
                          5                No             July 19, 1995
                          5                No             July 28, 1995
                          5                No             August 4, 1995

                                   SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              The Columbia Gas System, Inc.
                                        ----------------------------------------
                                                      (Registrant)





Date:  August 11, 1995                  By:           /s/ R. E. LOWE
                                           -------------------------------------
                                               R. E. Lowe
                                               Vice President, Controller and
                                               Chief Accounting Officer