Form 10-Q
period 1995-09-30
COLUMBIA GAS SYSTEM INC
filed 1995-11-09
CIK 22099

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 / X /              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly period ended September 30, 1995
                                             ------------------


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


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes   X      No
                                                ---        -----

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $10 Par Value: 50,575,835 shares outstanding at October 31, 1995.

                 THE COLUMBIA GAS SYSTEM, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                               TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I   FINANCIAL INFORMATION
------   ---------------------
Item 1   Financial Statements

         Statements of Consolidated Income                                           1

         Condensed Consolidated Balance Sheets                                       2

         Consolidated Statements of Cash Flows                                       3

         Consolidated Statements of Common Stock Equity                              4

         Notes                                                                       5


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                               19


PART II  OTHER INFORMATION
-------  -----------------

Item 1   Legal Proceedings                                                           43

Item 2   Changes in Securities                                                       46

Item 3   Defaults Upon Senior Securities                                             46

Item 4   Submission of Matters to a Vote of Security Holders                         46

Item 5   Other Information                                                           46

Item 6   Exhibits and Reports on Form 8-K                                            46

         Signature                                                                   48

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
The Columbia Gas System, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                  Three Months                        Nine Months
                                                              Ended September 30,                  Ended September 30,
                                                              -------------------                  -------------------
                                                               1995         1994                   1995          1994
                                                              ------       ------                 ------        ------
                                                                                      (millions)
OPERATING REVENUES
  Gas sales                                                $   213.8     $ 207.4                $ 1,353.9   $1,481.3
  Transportation                                               121.0       131.3                    397.9      431.2
  Other                                                         54.2        54.2                    172.2      170.6
                                                           ----------  ----------               ----------  ---------
Total Operating Revenues                                       389.0       392.9                  1,924.0    2,083.1
                                                           ----------  ----------               ----------  ---------

OPERATING EXPENSES
  Products purchased                                            44.7        36.3                    583.0      704.3
  Operation                                                    207.4       204.0                    658.7      655.3
  Maintenance                                                   31.4        39.5                     84.8       95.3
  Depreciation and depletion                                    56.6        56.6                    200.2      191.2
  Other taxes                                                   34.6        35.7                    156.2      154.4
                                                           ----------  ----------                ---------  ---------
Total Operating Expenses                                       374.7       372.1                  1,682.9    1,800.5
                                                          -----------  ----------               ----------  ---------

OPERATING INCOME                                                14.3        20.8                    241.1      282.6
                                                           ----------  ----------                ---------  ---------

OTHER INCOME (DEDUCTIONS)
  Interest income and other, net                                 3.7         4.3                     12.5       26.4
  Interest expense and related charges*                         (4.1)      (18.7)                   (16.3)      (8.5)
  Reorganization items, net                                     18.9       (32.4)                    51.4      (20.1)
                                                           ----------  ----------               ----------  ---------
Total Other Income (Deductions)                                 18.5       (46.8)                    47.6       (2.2)
                                                           ----------  ----------               ----------  ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        32.8       (26.0)                   288.7      280.4
Income Taxes                                                    13.5       (11.0)                   109.7      107.4
                                                           ----------  ----------               ----------  ---------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                   19.3       (15.0)                   179.0      173.0
   Cumulative effect of change in
   accounting for postemployment benefits                          -           -                        -       (5.6)
                                                           ----------  ----------              -----------  ---------

NET INCOME (LOSS)                                          $    19.3   $   (15.0)               $   179.0   $  167.4
                                                           ==========  ==========               ==========  =========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  (based on average shares outstanding)
  Before accounting change                                 $    0.38   $   (0.30)               $     3.54  $   3.42
  Change in accounting for postemployment benefits                 -           -                         -     (0.11)
                                                           ---------   ----------              -----------  ---------

EARNINGS (LOSS) ON COMMON STOCK                            $    0.38   $   (0.30)               $     3.54  $   3.31
                                                           =========   ==========               ==========  =========

AVERAGE COMMON SHARES OUTSTANDING (thousands)                 50,574      50,560                    50,569    50,560

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
* Due to the bankruptcy filings, interest expense of approximately $68 million and $59 million has not been recorded for the three months ended September 30, 1995 and 1994, respectively, and approximately $200 million and $168 million has not been recorded for the nine months ended September 30, 1995 and 1994, respectively.

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

                                                                                                   As of
                                                                                  ------------------------------------------
                                                                                  September 30, 1995       December 31, 1994
                                                                                  -------------------      -----------------
                                                                                      (unaudited)
                                                                                                    (millions)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Gas utility and other plant, at original cost                                       $ 6,811.0              $ 6,637.5
  Accumulated depreciation and depletion                                               (3,295.1)              (3,180.8)
                                                                                      ----------             ----------
  Net Gas Utility and Other Plant                                                       3,515.9                3,456.7
                                                                                      ----------             ----------
  Oil and gas producing properties, full cost method                                    1,281.5                1,261.9
  Accumulated depletion                                                                  (665.3)                (637.6)
                                                                                      ----------             ----------
  Net Oil and Gas Producing Properties                                                    616.2                  624.3
                                                                                      ----------             ----------
Net Property, Plant and Equipment                                                       4,132.1                4,081.0
                                                                                      ----------             ----------

INVESTMENTS AND OTHER ASSETS                                                              297.7                  306.4
                                                                                      ----------             ----------

CURRENT ASSETS
  Cash and temporary cash investments                                                   1,759.6                1,481.8
  Accounts receivable, net                                                                325.1                  547.8
  Gas inventory                                                                           264.0                  230.3
  Prepayments                                                                              81.1                  134.2
  Other                                                                                   108.9                   91.0
                                                                                      ----------             ----------
Total Current Assets                                                                    2,538.7                2,485.1
                                                                                      ----------             ----------
DEFERRED CHARGES                                                                          287.2                  292.4
                                                                                      ----------             ----------
TOTAL ASSETS                                                                          $ 7,255.7              $ 7,164.9
                                                                                      ==========             ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity                                                                 $ 1,647.5              $ 1,468.0
  Long-term debt                                                                            3.8                    4.3
                                                                                      ----------             ----------
Total Capitalization                                                                    1,651.3                1,472.3
                                                                                      ----------             ----------
CURRENT LIABILITIES
  Accounts and drafts payable                                                             125.2                  153.2
  Accrued taxes                                                                           104.1                  175.2
  Estimated rate refunds                                                                   55.1                   92.2
  Estimated supplier obligations                                                           38.5                   69.7
  Overrecovered gas costs                                                                 101.9                   59.5
  Transportation and exchange gas payable                                                  43.9                   35.1
  Other*                                                                                  265.3                  275.0
                                                                                      ----------             ----------
Total Current Liabilities                                                                 734.0                  859.9
                                                                                      ----------             ----------
LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS                                           3,981.9                3,977.7
                                                                                      ----------             ----------
OTHER LIABILITIES AND DEFERRED CREDITS
  Income taxes, noncurrent                                                                424.0                  344.1
  Postretirement benefits other than pensions                                             220.3                  236.3
  Other                                                                                   244.2                  274.6
                                                                                      ----------             ----------
Total Other Liabilities and Deferred Credits                                              888.5                  855.0
                                                                                      ----------             ----------
TOTAL CAPITALIZATION AND LIABILITIES                                                  $ 7,255.7              $ 7,164.9
                                                                                      ==========             ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
*Due to the bankruptcy filings, estimated accrued interest of $930 million and $730 million has not been recorded as of September 30, 1995 and December 31, 1994, respectively.

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

                                                                                                            Nine Months
                                                                                                        Ended September 30,
                                                                                                  -------------------------------
                                                                                                       1995              1994
                                                                                                    ---------         ---------
                                                                                                              (millions)
OPERATIONS ACTIVITIES
  Net Income                                                                                         $179.0         $   167.4
  Adjustments for items not requiring (providing) cash:
     Depreciation and depletion                                                                       200.2             191.2
     Deferred income taxes                                                                             71.4              79.8
     Other - net*                                                                                     (11.5)            (24.5)
  Change in components of working capital:
     Accounts receivable                                                                              234.9             335.2
     Gas inventory                                                                                    (33.7)            (85.7)
     Prepayments                                                                                       59.0              46.6
     Accounts payable                                                                                 (16.0)            (36.1)
     Accrued taxes                                                                                    (78.9)            (60.5)
     Estimated rate refunds                                                                           (75.4)           (106.6)
     Estimated supplier obligations                                                                    (9.9)             (9.2)
     Overrecovered gas costs                                                                           42.4               6.4
     Exchange gas payable                                                                               9.1             (29.9)
     Other working capital                                                                            (12.7)             51.4
                                                                                                   ---------        ----------
Net Cash From Operations                                                                              557.9             525.5
                                                                                                   ---------        ----------
INVESTMENT ACTIVITIES
  Capital expenditures                                                                               (270.6)           (282.3)
  Other investments - net                                                                               6.1              (4.2)
                                                                                                  ----------        ----------
Net Investment Activities                                                                            (264.5)           (286.5)
                                                                                                  ----------        ----------
FINANCING ACTIVITIES
  Retirement of long-term debt                                                                         (0.5)             (0.9)
  Decrease in short-term debt and other financing activities                                          (15.1)            (21.5)
                                                                                                  ----------        ----------
Net Financing Activities                                                                              (15.6)            (22.4)
                                                                                                  ----------        ----------
Increase in Cash and Temporary Cash Investments                                                       277.8             216.6
Cash and Temporary Cash Investments at Beginning of Year                                            1,481.8           1,340.4
                                                                                                  ----------        ----------
Cash and Temporary Cash Investments at September 30**                                             $ 1,759.6         $ 1,557.0
                                                                                                  ==========        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                                                0.4               0.3
  Cash paid for income taxes (net of refunds)                                                          40.8              24.9



The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.
* Includes changes in Liabilities Subject to Chapter 11 Proceedings of $4.2 million in 1995 and $35.3 million in 1994.
** The Corporation considers all highly liquid debt instruments to be cash equivalents.

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY



                                                                                            As of
                                                                             -------------------------------------
                                                                             September 30,         December 31,
                                                                                  1995                   1994
                                                                             -----------------    ----------------
                                                                               (unaudited)
                                                                                         (millions)
COMMON STOCK EQUITY

 Common stock, $10 par value, authorized
  100,000,000 shares, outstanding 50,575,835
  shares and 50,563,335 shares, respectively                                 $   505.8             $   505.6

 Additional paid in capital                                                      602.2                 601.9

 Retained earnings                                                               609.5                 430.5

 Unearned employee compensation                                                  (70.0)                (70.0)
                                                                             ----------            ----------

TOTAL COMMON STOCK EQUITY                                                    $ 1,647.5             $ 1,468.0
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

    The accompanying consolidated financial statements reflect all normal recurring adjustments which are necessary, in the opinion of management, to present fairly the results of operations in accordance with generally accepted accounting principles applicable to a going concern. Such presentation contemplates the realization of assets and payment of liabilities in the ordinary course of business. As a result of reorganization proceedings under Chapter 11, the debtor companies may take, or be required to take, actions which may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the financial statements. The appropriateness of continuing to present consolidated financial statements on a going concern basis is dependent upon, among other things, the terms of the ultimate plan of reorganization and the ability to generate sufficient cash from operations and financing sources to meet obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary as a result of the outcome of the uncertainties discussed herein.

    The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1994 Annual Report on Form 10-K and the 1995 First and Second Quarter Form 10-Qs. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


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

    Assuming the Plans are confirmed as filed, management expects that the Corporation will emerge with investment-grade long-term debt ratings.
    Three rating agencies have indicated that they will assign investment-grade ratings for the Corporation's debt obligations that will be issued at emergence from Chapter 11. On July 18, 1995, the Bankruptcy Court approved the adequacy of Columbia Transmission's disclosure statement with some modifications of a non-material nature. On July 27, 1995, the Bankruptcy Court approved the adequacy of the Corporation's disclosure statement and issued orders approving procedures for Columbia Transmission and the Corporation to proceed in soliciting votes of creditors and equity security holders in connection with the Plans. The Plans were subsequently mailed to creditors and equity security holders for their acceptance or disapproval in late August. The deadline for submitting ballots was October 13, 1995, and based on preliminary results the Plans have been accepted by the necessary majorities of each company's creditors and the Corporation's shareholders. Final results of the voting will be available by November 13, 1995, the scheduled date for the confirmation hearings to begin for both Plans. Several objections to the Plans have been filed, however, management does not believe that the objections filed present a significant obstacle to the confirmation of the Plans. If the Plans are confirmed at the scheduled hearings it is possible that both the Corporation and Columbia Transmission could emerge from bankruptcy by the end of November 1995. The Corporation's and Columbia Transmission's most recent Plans filed with the Bankruptcy Court, together with their respective disclosure statements, were filed on Form 8-K on August 4, 1995.

                               Corporation's Plan
    The Corporation anticipates emergence by December 31, 1995, and proposes total distributions at that time of approximately $3.6 billion to its creditors in accordance with the provisions of its Plan, which includes $2.3 billion in payment of the Corporation's prepetition debt and approximately $1 billion of interest on that debt.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


    The Corporation's Plan proposes paying creditors the full amount of their principal balances and accrued prepetition and postpetition interest and interest on overdue interest through distribution of:
         - Approximately $2 billion in new debt securities, with maturities ranging from 5 to 30 years;
         - About $900 million in cash, to be funded in large part by new bank debt; and
         - About $200 million in preferred stock and $200 million in Dividend Enhanced Convertible Securities(TM).

    The interest rates on the proposed new debt securities and the dividend rates and other financial terms of the proposed new equity securities will be based on market levels at the time of emergence. The Corporation has received both Securities and Exchange Commission (SEC) and Bankruptcy Court approval to use hedging instruments to obtain current market interest rates and limit its exposure to a potential rise in long-term interest rates. Depending on market conditions, the Corporation may choose to utilize such hedging instruments, but has not decided to use them at this time.

    The Corporation's Plan also provides for the implementation of a settlement of a class action litigation as described on page 11.

                          Columbia Transmission's Plan
    Columbia Transmission's Plan is supported financially by the Corporation, and proposes a total distribution at emergence, or as soon thereafter as practical, of approximately $3.9 billion to its creditors, including:

      - 100 percent of all priority and administrative claims, which together amount to approximately $255 million;
      - 100 percent of the Corporation's secured claim of approximately $2 billion, including interest, which will be funded with new debt securities of reorganized Columbia Transmission and all of its equity;
      - 100 percent of all unsecured claims of $25,000 or less, which amount to approximately $8 million;
      - 72.5 percent of all miscellaneous unsecured creditor claims in excess of $25,000, which amount to approximately $40 million;
      - Approximately $130 million in customer refunds as provided under terms of the Customer Settlement agreement between Columbia Transmission and its firm service customers and certain other parties;
      - 68.875 to 72.5 percent of the approximately $351 million unsecured claim of the Corporation depending upon the final distribution percentage received by unsecured producers; and
      - Approximately $1.2 billion to producers (assuming 100 percent acceptance of the allowed claim amounts proposed in the Plan). Columbia Transmission's Plan proposes a total allowed amount of producer claims of approximately $1.6 billion and proposes to make distributions of 68.875 to 72.5 percent to those creditors who have claims under those contracts in excess of $25,000.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


    The Official Committee of Unsecured Creditors of Columbia Gas Transmission Corporation (Columbia Transmission Creditors' Committee), Official Committee of Customers of Columbia Gas Transmission, as well as major producer creditors who have agreed to settlements of their claims in the Initial Accepting Producer Settlement Agreement (Producer Settlement), described below, support Columbia Transmission's Plan. In addition to incorporating terms of the Producer Settlement, the Plan incorporates terms of a settlement with almost all firm customers, state regulatory agencies and consumer groups, also discussed below.

    As of November 1, 1995, settlements with producers represent in aggregate approximately 81 percent of the producer claims initially filed against Columbia Transmission, 56 percent of the total number of producer creditors and approximately 93 percent of the approximate $1.6 billion that Columbia Transmission's Plan proposes to recognize as the aggregate allowed claims level for all producer claims. As of early November 1995, the producer claims yet to be settled represent approximately $629 million in recalculated or filed claims.

    Columbia Transmission's Plan provides that producers who reject the settlement offers contained in Columbia Transmission's Plan may continue to litigate their claims under the Bankruptcy Court-approved estimation procedure and will receive the same percentage payout on their claims, when and if ultimately allowed, as received by the settling producers. Columbia Transmission's Plan provides that, until the total amount of contested producer claims is established, five percent of the amount distributable to producer claimants will be withheld.

    The five percent holdback will be used with a matching contribution by reorganized Columbia Transmission, to the extent necessary, to fund distributions on producer claims which are ultimately liquidated in an aggregate amount in excess of those proposed by Columbia Transmission's Plan. If the holdback is exhausted, any further increase would be funded entirely by Columbia Transmission, backed by the Corporation's guaranty.

    Also incorporated in Columbia Transmission's Plan are the terms of a major settlement between Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf), firm customers, state regulatory agencies and consumer groups (Customer Settlement) that resolves virtually all outstanding Federal Energy Regulatory Commission (FERC) Order No. 636 (Order 636) transition cost, rate and bankruptcy matters that were pending before the FERC. The FERC approved this settlement on June 15, 1995; however, implementation of the Customer Settlement is contingent upon approval of Columbia Transmission's Plan. Generally, the settlement defines Columbia Transmission's and Columbia Gulf's refund obligations to their customers in pending regulatory proceedings, and determines Columbia Transmission's ability to recover certain costs associated with the restructuring of its services under Order 636, including certain costs relating to issues pending in the bankruptcy proceedings. The Customer Settlement contemplates payment of an estimated $170 million in refunds, including postpetition amounts, to Columbia Transmission's customers. In addition, an estimated $200 million will be collected from Columbia Transmission's customers, depending upon when the Plan is implemented. Refunds to be paid under the

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


    Customer Settlement resolve all issues relating to the flowthrough of customer refunds involved in the bankruptcy reorganization, all issues surrounding Columbia Transmission's collection of gas purchase costs, its own Order No. 500/528 costs and gas inventory pipeline charges, all issues surrounding Columbia Transmission's ability to flowthrough upstream Order No. 528 amounts, including a settlement regarding the Baltimore Gas & Electric vs. FERC litigation, implementation of a previous rate case settlement of Columbia Transmission and Columbia Gulf, and Columbia Transmission's collection of payments made to terminate contracts with certain upstream pipelines.

                               Exclusivity Period
    On October 26, 1995, the Bankruptcy Court approved an extension of the exclusivity period for filing Plans, or amendments to the Plans, for both the Corporation and Columbia Transmission to January 2, 1996, to provide ample time to obtain the approvals required for the Plans, and, if necessary, to amend the Plans in order that they can be successfully confirmed at the hearings which are scheduled to commence November 13, 1995.

                                Approval Process
    The next step in the bankruptcy process is for the Bankruptcy Court to consider whether the Corporation's and Columbia Transmission's Plans should be confirmed. Management believes that all judicial approvals can be obtained and that distributions under the Plans can take place prior to the end of the year.

                            Internal Revenue Service
    The Corporation received a favorable ruling in October 1995, from the Internal Revenue Service (IRS) stating that payments to be made by Columbia Transmission pursuant to its Plan to producers in connection with their contract rejection claims will be deductible for tax purposes in the year in which the payments are made. Because of the magnitude of the payments, obtaining a favorable ruling from the IRS was a condition of both Plans.

                             Intercompany Complaint
    On March 19, 1992, Columbia Transmission Creditors' Committee filed a complaint (Intercompany Complaint) with the Bankruptcy Court alleging that the $1.7 billion of Columbia Transmission's secured and unsecured debt securities held by the Corporation should be recharacterized as capital contributions (rather than loans) and equitably subordinated to the claims of Columbia Transmission's other creditors. The Intercompany Complaint also challenged interest and dividend payments made by Columbia Transmission to the Corporation of approximately $500 million for the period from 1988 to the petition date and the 1990 property transfer from Columbia Transmission to Columbia Natural Resources, Inc. as alleged fraudulent transfers. At the Bankruptcy Court's request, the trial proceedings for the Intercompany Complaint were transferred to the U.S. District Court for the District of Delaware (the District Court) and the trial was concluded in late 1994. However, the parties involved in this litigation subsequently requested that the District Court defer decision since Columbia Transmission's Plan provides for a resolution of the litigation. In connection with the confirmation of Columbia Transmission's and the Corporation's Plans, Bankruptcy Court approval of the settlement will be sought.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



                             Estimation Procedures
    As a result of the events that led to Columbia Transmission's bankruptcy petition filing in July 1991, and its subsequent rejection of more than 4,800 above-market gas purchase contracts with producers, Columbia Transmission recorded liabilities of approximately one billion dollars for estimated contract rejection costs. In addition, approximately $255 million of take-or-pay and other miscellaneous producer liabilities were also recorded.

    In 1992, the Bankruptcy Court approved the appointment of a claims mediator to implement a claims estimation procedure for claims arising from the rejected above-market producer contracts and other producer claims. On October 13, 1994, and February 17, 1995 respectively, the claims mediator issued the Initial Report and Recommendation of the Claims Mediator on Generic Issues for Natural Gas Contract Claims and a Supplement to Initial Report and Recommendations of the Claims Mediator (Report). The Report, which is subject to Bankruptcy Court review and approval, establishes the parameters within which producers must initially recalculate their contract rejection and take-or-pay claims. The recalculated claims are subject to challenge and adjustment in the claims estimation procedure based upon claim-specific issues.

    The Claims Mediator requested that producers either file their claims recalculation forms or notify Columbia Transmission of their intention to accept the proposed settlement amounts by June 30, 1995. Several hundred producers who had filed proofs of claim in the bankruptcy did neither. As of August 7, 1995, the claims recalculations as filed total approximately $2 billion. Many of these recalculated claims were incomplete or incorrect when filed or were filed late. To date, producers have admitted errors in the recalculations amounting to over $1 billion. Columbia Transmission firmly believes that a significant number of the recalculated claims contain other substantial errors and that these claims are, in the aggregate, still significantly inflated. Since filing recalculated claims, numerous producers have settled with Columbia Transmission at amounts approximating the proposed settlement values under the Plan. Columbia Transmission is in the process of reviewing information provided by producers in order to assess the remaining recalculated claims and has commenced submitting to the Claims Mediator exceptions to those claims as recalculated. The Claims Mediator has begun to schedule hearings for the claims of some 50 producers and Columbia Transmission's objections thereto. The Claims Mediator has advised that he would issue recommendations to the Bankruptcy Court as to each of these producers' claims after these hearings and briefs by interested parties. Remaining nonsettling producer claims at the time of emergence from bankruptcy will be resolved by litigation or settlement with no impact on the confirmation or effective date of Columbia Transmission's Plan.

    Based on the information received and evaluated to date, Columbia Transmission believes that most of the remaining claims will be settled at amounts approximating the settlement values, but expects that some claims may be settled or resolved in post-confirmation litigation at allowed amounts higher than the proposed settlement values. Although Columbia Transmission does not have sufficient information to fully evaluate all claims and the outcome of litigation is subject to uncertainty, Columbia Transmission currently estimates that the ultimate payment to producers, after litigation and after giving effect to the producer

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


    holdback, is likely to exceed the $1.2 billion distribution projected in the Plan (which is based on 100 percent producer acceptance) but is unlikely to exceed $1.3 billion. The foregoing estimation is based on the information currently available, and there can be no assurance as to the timing or amounts of settlements with producers or as to the amount ultimately allowed or paid with respect to the remaining claims.

                                Interest Expense
    Interest expense of the Corporation is not being accrued during bankruptcy. An estimate that totals approximately $930 million for the period from July 31, 1991, through September 30, 1995, is included in a footnote on the Consolidated Balance Sheets which was calculated based on the methodology outlined in the Corporation's Plan filed with the Bankruptcy Court. If emergence from Chapter 11 were to occur by the end of November 1995, the estimated interest expense would be approximately $1 billion.

                             Securities Litigation
    On July 18, 1995, the Corporation reached a settlement that resolved a consolidated class action complaint filed against the Corporation and its directors and certain officers of the debtor companies in the District Court. Under the terms of the settlement the Corporation will pay approximately $16.5 million of the total $36.5 million settlement. The remainder will be shared among the insurance carrier for the director and officer defendants and the other defendants to the litigation. A hearing was held before the District Court to consider whether the settlement is fair and reasonable. The District Court entered an order approving the settlement on November 3, 1995. The Corporation's participation in the settlement is conditioned upon the Bankruptcy Court's confirmation of the Corporation's Plan. As permitted under the terms of the settlement, 39 members of the class, representing approximately 11,300 shares of the Corporation's common stock, chose to opt-out of the settlement fund by completing the opt-out forms in the manner prescribed in the Notice of Settlement and therefore could pursue their claims independently. However, management does not believe that claims made by these members, if any, will represent a material financial exposure to the Corporation. The settlement will be implemented upon the Corporation's emergence from Chapter 11.

                             Derivative Litigation
    Also in 1991, three derivative actions were filed in the Court of Chancery in and for New Castle County (Delaware) alleging that directors had breached their duties to the Corporation (Derivative Litigation). On March 15, 1995, the Corporation's Board of Directors formed a Special Litigation Committee to determine whether proceeding with the litigation is in the best interest of the Corporation. On July 17, 1995, the Special Litigation Committee reported to the Board of Directors that, after an extensive investigation of the allegations asserted in the derivative actions, the committee determined that it is in the best interest of the Corporation to dispose of the litigation pursuant to the Corporation's Plan. In addition, the substantial contribution by the insurance carrier for the settlement fund in the Securities Litigation was conditioned upon the release of the derivative claims. The Plan provides that the derivative actions be released and dismissed. The disposition of the derivative actions by the Corporation is subject to approval by the Bankruptcy Court at the hearing on confirmation of the Plan.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


                  Prepetition Obligations of Debtor Companies
    The accompanying consolidated balance sheet as of September 30, 1995, includes approximately $4 billion of liabilities subject to the Chapter 11 proceedings of the Corporation and Columbia Transmission as follows:

($ in millions)
-------------------------------------------------------------------------
Corporation
  Total payable (primarily debt obligations)                 2,382.6
  Less:  payable to affiliates                                   5.2
                                                            ---------
  Payable to nonaffiliates                                   2,377.4
                                                             --------
Columbia Transmission
  Total payable                                              3,974.2
  Less: payable to affiliates                                2,369.7
                                                             --------
  Payable to nonaffiliates                                   1,604.5
-------------------------------------------------------------------------
 Liabilities Subject to Chapter 11 Proceedings               3,981.9
-------------------------------------------------------------------------

     Prepetition obligations of the Corporation primarily represent debentures, notes, bank loans and commercial paper outstanding on the filing date together with accrued interest to that date. Columbia Transmission's prepetition obligations include secured and unsecured debt payable to the Corporation, estimated supplier obligations, estimated rate refunds, accrued taxes and other trade payables and liabilities. A substantial amount of Columbia Transmission's liabilities subject to Chapter 11 proceedings relate to amounts owed to the Corporation. Columbia Transmission's borrowings have been funded by the Corporation on a secured basis since June 1985 and are secured by mortgages and a cash collateral order approved by the Bankruptcy Court. On the petition date, the principal amount of the First Mortgage Bonds outstanding was $930.4 million. A secured inventory financing agreement of $410 million was also outstanding on the petition date. Prepetition and postpetition interest on secured debt owed by Columbia Transmission to the Corporation was approximately $605 million at September 30, 1995. In addition to these secured claims, the Corporation has an unsecured claim against Columbia Transmission of $351 million in installment notes issued prior to 1985 and accrued interest to the petition date.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


                 Financial Information for the Debtor Companies
     Below is condensed financial information for the Corporation and Columbia Transmission as of, and for the nine month period ended, September 30, 1995.

                                                 Corporation                        Columbia Transmission
                                            ---------------------                   ---------------------
                                                    As of                                   As of
                                    -------------------------------------   ---------------------------------
                                       September 30,       December 31,        September 30,     December 31,
          ($ in millions)                   1995               1994                1995              1994
         ----------------------------------------------------------------------------------------------------
         Current assets
           Cash and temporary
            cash investments              423.1               218.5              1,397.7         1,253.5
           Intercompany accounts
            receivable                    119.6               160.9                 28.5            43.8
           Other                           43.6                44.7                239.0           316.4
         ----------------------------------------------------------------------------------------------------
           Total current assets           586.3               424.1              1,665.2         1,613.7
         ----------------------------------------------------------------------------------------------------

         Current liabilities
           Intercompany accounts
            payable                        (3.7)               (3.1)                (3.2)           (3.2)
           Other                          (14.3)              (11.7)              (272.4)         (326.8)
         ----------------------------------------------------------------------------------------------------
           Total current liabilities      (18.0)              (14.8)              (275.6)         (330.0)
         ----------------------------------------------------------------------------------------------------

         Working capital                  568.3               409.3              1,389.6         1,283.7
         Noncurrent assets              3,749.2             3,669.8              2,323.8         2,321.5
         Estimated liabilities subject
           to Chapter 11 proceedings   (2,382.6)           (2,382.5)            (3,974.2)       (3,851.1)
         Noncurrent liabilities          (287.4)             (228.6)              (187.9)         (232.0)
         ----------------------------------------------------------------------------------------------------

         NET EQUITY                     1,647.5             1,468.0               (448.7)         (477.9)
         ====================================================================================================

                                                   Nine Months                          Nine Months
                                               Ended September 30,                   Ended September 30,
                                      -----------------------------------     ----------------------------------
         ($ in millions)                    1995               1994                1995              1994
         -------------------------------------------------------------------------------------------------------
         Operating revenues                   -                   -               477.6             536.0
         Operating expenses                15.9                 6.2               361.7             384.3
         -------------------------------------------------------------------------------------------------------

         Operating income (loss)          (15.9)               (6.2)              115.9             151.7
         Other income (deductions)        252.8               238.2               (68.9)           (108.0)
         Income taxes                      57.9                64.6                17.9              13.4
         Change in accounting                 -                   -                   -              (3.1)
         -------------------------------------------------------------------------------------------------------

         NET INCOME                       179.0               167.4                29.1              27.2
         =======================================================================================================

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


             CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                                                   Corporation                       Columbia Transmission
                                               -------------------                   ---------------------
                                               As of Nine Months                     As of Nine Months
                                               Ended September 30,                   Ended September 30,
                                        ------------------------------         -----------------------------
         ($ in millions)                    1995               1994                1995              1994
         ---------------------------------------------------------------------------------------------------
         NET CASH FROM OPERATIONS          43.9                61.2                225.0            138.4
         ---------------------------------------------------------------------------------------------------

         Investment Activities
           Capital expenditures               -                   -                (73.8)           (76.9)
           Other                           (4.2)               (5.3)                (2.4)               -
         ---------------------------------------------------------------------------------------------------

         Net Investment Activities         (4.2)               (5.3)               (76.2)           (76.9)
         ---------------------------------------------------------------------------------------------------

         Financing Activities
           Intercompany dividends
             received                      44.2                25.1                    -                -
           Investment in subsidiary
             common stock                 (13.0)                  -                    -                -
           Intercompany short-term
             financing activity            61.4                15.6                    -                -
           Investment in subsidiary
             debt                          72.1                54.1                    -                -
           Other                            0.2                 0.2                 (4.6)            (3.1)
         ---------------------------------------------------------------------------------------------------

         Net Financing Activities         164.9                95.0                 (4.6)            (3.1)
         ---------------------------------------------------------------------------------------------------

         Increase in cash and
           temporary cash investments     204.6               150.9                144.2             58.4
         Cash and temporary cash
           investments at beginning
           of year                        218.5               128.7              1,253.5          1,209.2
         ---------------------------------------------------------------------------------------------------

         CASH AND TEMPORARY CASH
           INVESTMENTS AT END OF
           THE PERIOD                     423.1               279.6              1,397.7          1,267.6
         ---------------------------------------------------------------------------------------------------


                      Pro Forma Consolidated Balance Sheet
  The following unaudited condensed consolidated balance sheet for the Corporation gives the effect of the Plans as if they are confirmed without material modifications from the Plans currently filed with the Bankruptcy Court. This pro forma statement further assumes that the effective date was September 30, 1995. The actual effective date and adjustments will be based on the final terms of the Plans that are ultimately confirmed by the Bankruptcy Court.

  The balance sheet adjustments primarily reflect the satisfaction of approximately $4 billion of non-affiliated claims made against the Corporation and Columbia Transmission in the bankruptcy proceedings and the issuance of approximately $3 billion of associated new debt or preferred stock. The pro forma consolidated balance sheet also includes other adjustments and

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


  reclassifications to eliminate bankruptcy-related items and the anticipated readoption of Statement of Financial Accounting Standard No. 71 by Columbia Transmission and Columbia Gulf upon emergence. Management believes that these adjustments fairly represent the effect of emergence from bankruptcy on the consolidated balance sheet; however, the final adjustments could be materially different since they would be subject to any further possible Bankruptcy Court actions, further developments with respect to disputed claims, the passage of time, or other events.


                                                      Consolidated Balance Sheet
                                                         Actual and Pro Forma
                                                                As of
                                                          September 30, 1995
                                                          ------------------
                                                              (millions)

                                                                                  Pro Forma
                                                                  Actual           Entries       Pro Forma
                                                                ----------     --------------    ---------
Assets
------
Net Property, Plant and Equipment . . . . . . . . . . .        $   4,132.1     $      18.0      $  4,150.1
                                                               ------------    ------------     -----------

Investments and Other Assets  . . . . . . . . . . . . .              297.7           (91.0)          206.7
                                                               ------------    ------------     -----------

Current Assets
    Cash and temporary cash investments   . . . . . . .            1,759.6        (1,758.2)            1.4
    Other   . . . . . . . . . . . . . . . . . . . . . .              779.1           198.2           977.3
                                                               ------------   -------------     -----------
Total Current Assets  . . . . . . . . . . . . . . . . .            2,538.7        (1,560.0)          978.7
                                                               ------------    ------------     -----------
Deferred Charges  . . . . . . . . . . . . . . . . . . .              287.2           188.3           475.5
                                                               ------------    ------------     -----------
Total Assets  . . . . . . . . . . . . . . . . . . . . .        $   7,255.7     $  (1,444.7)     $  5,811.0
                                                              =============   =============     ===========

Capitalization and Liabilities
------------------------------
Capitalization
  Common Stock Equity   . . . . . . . . . . . . . . . .            1,647.5          (524.3)        1,123.2
  Preferred Stock   . . . . . . . . . . . . . . . . . .                  -           400.0           400.0
  Long-term debt  . . . . . . . . . . . . . . . . . . .                3.8         2,000.0         2,003.8
                                                              -------------    ------------     -----------
Total Capitalization  . . . . . . . . . . . . . . . . .            1,651.3         1,875.7         3,527.0
                                                               ------------    ------------     -----------

Current Liabilities
  Short-term debt   . . . . . . . . . . . . . . . . . .                  -           538.0           538.0
  Other   . . . . . . . . . . . . . . . . . . . . . . .              734.0            17.9           751.9
                                                               ------------    ------------     -----------
Total Current Liabilities . . . . . . . . . . . . . . .              734.0           555.9         1,289.9
                                                               ------------    ------------     -----------

Liabilities Subject to Chapter 11 Proceedings . . . . .            3,981.9        (3,981.9)             -
                                                               ------------    ------------    ------------

Other Liabilities and Deferred Credits
  Deferred income taxes, noncurrent   . . . . . . . . .              424.0           (67.4)          356.6
  Postretirement benefits other than pensions   . . . .              220.3             2.2           222.5
  Other   . . . . . . . . . . . . . . . . . . . . . . .              244.2           170.8           415.0
                                                               ------------    ------------     -----------
Total Other Liabilities and Deferred Credits  . . . . .              888.5           105.6           994.1
                                                               ------------    ------------     -----------
Total Capitalization and Liabilities  . . . . . . . . .         $  7,255.7      $ (1,444.7)      $ 5,811.0
                                                               ============    ============     ===========

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


3.   Environmental Matters
     As discussed in the 1994 Form 10-K, the Corporation's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices. Comprehensive reviews of compliance with existing environmental standards are being conducted. These reviews include an evaluation of operating activities, site investigations and, when necessary, the formulation of remediation programs. As these self-assessment programs continue, it is likely that additional compliance costs will be identified and become subject to reasonable quantification.

     Columbia Transmission continues its review of compliance with existing environmental standards, including review of past operational activities and identification of potential site problems, through site reviews and the formulation of remediation programs where necessary. While Columbia Transmission has made progress in these efforts, such progress has been limited by a 1995 U.S. Environmental Protection Agency (EPA) Administrative Order by Consent (AOC) that requires Columbia Transmission to obtain EPA approval of its investigation, characterization and remediation efforts. Progress is further limited because of the more than 19,000 miles of pipeline which it operates, the exceptionally large number of sites at which it conducts or has conducted operations, and the long period over which operations have been conducted. As contemplated by the AOC, Columbia Transmission's environmental expenditures are expected to approximate $20 million in 1996 and to continue at that level for the foreseeable future, which amounts will be charged against the Corporation's previously recorded liability.

     Columbia Transmission's ability to accurately determine the time frame and potential costs of its site screening, characterization and remediation program is complicated by the lack of information on environmental conditions at many of its sites or former sites of operations and the variability in the nature and condition of such sites. Management has previously estimated, based on studies conducted since 1990 by independent consultants, that site investigation, characterization and remediation costs may range between $135 million and $280 million. The primary focus of these prior studies was to analyze discrete issues to assist management in its on-going environmental evaluation. In 1994, Columbia Transmission commissioned a new study in light of information gathered since the previous studies and the anticipated receipt of the AOC which was designed to broaden the scope of the work contemplated by such studies and to reflect costs that might arise from the EPA's recommendations with respect to site assessment and remediation under the AOC. This new study was structured to be a comprehensive review of all environmental issues currently known to management. However, this study did not include certain previously identified costs, aggregating approximately $50 million, for which Columbia Transmission already had reasonable estimates.

     The study was completed in September 1995 and estimates that the cost of the environmental program under the AOC may range between $204 million and $319 million over the life of the program. The consultant based its estimates on a variety of assumptions, including: the

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


     limited amount of actual data available; the number of sites to be investigated, characterized and remediated; the amount of time and nature of equipment required for such activities; the appropriate clean-up levels and remediation technology to be utilized; the frequency with which groundwater contamination will be discovered at sites requiring clean-up; and the nature of wastes that will be treated at or disposed from the sites. Any change in any one of these numerous assumptions could materially alter the estimated range of costs, and there is no assurance that actual costs would not exceed the amounts specified in the range. Management intends, to the extent permitted under the AOC, to utilize risk assessments, innovative technology and other cost reduction strategies in implementing its investigation, characterization and remediation program. Management is currently reviewing the detailed bases and assumptions used to develop this range of possible total program costs for purposes of determining, among other items, what portion should be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." This review is expected to be completed in the fourth quarter and any changes in the recorded liability ($121 million at September 30, 1995) will be recognized at that time.

     Management expects most environmental assessment and remediation costs to be recoverable through rates. Although charges to earnings could be required prior to rate recovery, management does not believe that environmental expenditures will have a material adverse effect on the Corporation's financial position, based on known facts, existing laws and regulations and the period over which expenditures are required.

4. Adoption of Statement of Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71)
     As a result of significant industry changes culminating with Order 636, the operating experience gained since implementation of this order, a new Columbia Transmission rate case that was filed on August 1, 1995, and the resolution of gas contract difficulties and various customer issues, Columbia Transmission and Columbia Gulf anticipate re-applying SFAS No. 71 upon Columbia Transmission's emergence from bankruptcy. Under
     SFAS No. 71, the transmission companies would be permitted to record a regulatory asset for expense that are expected to be recovered through rates.

5.   Oil and Gas Producing Properties
     Under the full cost method of accounting for oil and natural gas properties, all productive and nonproductive costs directly identified with acquisition, exploration, and development activities are capitalized in a countrywide cost center. At September 30, 1995, the capitalized costs exceeded the sum of the estimated present value of future oil and gas revenues. However, since that date, oil and gas prices recovered such that the present value of future revenues exceeded the capitalized costs and, therefore, no charge to earnings was required.

     In addition, under Order 636, the natural gas pipeline industry is required to eventually unbundle gathering services from other transportation services. Columbia Transmission provides transportation services, including gathering services, for a significant portion of gas

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


     produced from Columbia Natural Resources, Inc.'s reserves, and in the previously mentioned August 1995 rate filing, Columbia Transmission requested an increase in its gathering rate. An increase in the gathering rate, a decline in gas prices or increases in other costs could result in a write-down in the carrying value of the oil and gas properties in the future.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        STATUS OF BANKRUPTCY PROCEEDINGS

A summary of events relating to the bankruptcy proceedings that have occurred subsequent to the information reported in the 1995 Second Quarter Form 10-Q follows.

Exclusivity Period for Filing Amended Plans of Reorganization
On October 26, 1995, the Bankruptcy Court approved an extension of the exclusivity period for filing Plans, or amendments to the Plans, for both the Corporation and Columbia Transmission to January 2, 1996, to provide ample time to obtain the many approvals required under the Federal Bankruptcy Code, and, if necessary, to amend the Plans in order that they can be successfully confirmed at the hearings which are scheduled to commence November 13, 1995.

Preliminary Voting Results Received on Plans
The Corporation distributed its Plan and disclosure statement to its creditors and shareholders in late August 1995, for voting purposes pursuant to procedures approved by the Bankruptcy Court. At this same time Columbia Transmission also distributed its Plan and disclosure statement to its creditors for voting purposes pursuant to procedures approved by the Bankruptcy Court. All ballots were required to be returned by October 13, 1995. Based on preliminary results both Plans have been accepted by the necessary majorities of each company's creditors and the Corporation's Plan by its shareholders. Final results will be available by November 13, 1995, the scheduled date for the commencement of the confirmation hearings on both Plans. If the Plans are confirmed at the scheduled hearings it is possible that both the Corporation and Columbia Transmission could emerge from bankruptcy by the end of November 1995.

Settlement of Securities Litigation
On October 16, 1995, the District Court ruled that a settlement that resolved a consolidated class action complaint, filed against the Corporation and its directors and certain officers of the debtor companies, is fair and reasonable. Under the terms of the settlement the Corporation will pay approximately $16.5 million of the total $36.5 million settlement. The remainder will be shared among the insurance carrier for the director and officer defendants and the other defendants to the litigation. The Corporation's participation in the settlement is conditioned upon the Bankruptcy Court's confirmation of the Corporation's Plan. As permitted under the terms of the settlement, 39 members of the class, representing approximately 11,300 shares of the Corporation's common stock, chose to opt-out of the settlement fund, by completing the opt-out forms in the manner prescribed in the Notice of Settlement, and are allowed to pursue their claims independently. However, management does not believe that claims made by these members, if any, will represent a material financial exposure to the Corporation. The settlement will be implemented after the Corporation's emergence from bankruptcy.

IRS Ruling on Deductibility of Contract Rejection Payments
In October 1995, the Corporation received a favorable ruling from the IRS stating that payments to be made by Columbia Transmission pursuant to its Plan to producers in connection with their contract rejection claims will be deductible for tax purposes in the year in which the payments are made.
Because of the magnitude of the payments, obtaining a favorable ruling from the IRS was a condition of both Plans.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                     GAS SALES AND TRANSPORTATION REVENUES

                                                                  Three Months                        Nine Months
                                                               Ended September 30,                  Ended September 30,
                                                           --------------------------            ----------------------
                                                            1995              1994                 1995           1994
                                                           ------           -------                -----          -----
                                                                                    (millions)
     Residential                                         $   104.1        $  102.2              $  819.3     $  861.1
     Commercial                                               31.9            33.8                 288.9        333.2
     Industrial                                               36.5            39.5                 125.7        146.5
     Wholesale                                                32.0            24.9                  90.3        121.9
     Other                                                     9.3             7.0                  29.7         18.6
     Transportation                                          121.0           131.3                 397.9        431.2
                                                         ---------        ---------             ---------    ---------

         TOTAL                                           $   334.8        $  338.7              $1,751.8     $1,912.5
                                                         =========        =========             =========    =========



                       OPERATING INCOME (LOSS) BY SEGMENT


                                                                  Three Months                        Nine Months
                                                               Ended September 30,                 Ended September 30,
                                                           --------------------------           ------------------------
                                                             1995             1994                 1995           1994
                                                            ------          ------                 -----          -----
                                                                                    (millions)
     Transmission                                          $   41.3      $   42.9               $  153.8     $  171.9

     Distribution                                             (25.5)        (26.9)                  82.8         72.0

     Oil and Gas                                               (0.4)          4.2                   (0.7)        27.4

     Other Energy                                               2.8           2.9                   12.4         17.5

     Corporate                                                 (3.9)         (2.3)                  (7.2)        (6.2)
                                                           ---------     ----------             ---------  -----------

          TOTAL                                            $   14.3      $   20.8               $  241.1    $   282.6
                                                           =========     ==========             =========   ==========

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        COMPARATIVE GAS OPERATIONS DATA

                                                                          Three Months                   Nine Months
                                                                      Ended September 30,             Ended September 30,
                                                                    -----------------------        ------------------------
                                                                       1995       1994                1995        1994
                                                                       -----      -----               -----      ------
THROUGHPUT (BCF)
----------------
   SALES
      Residential                                                      11.5        11.1               127.5      137.4
      Commercial                                                        5.3         5.2                52.0       59.6
      Industrial                                                       21.8        18.2                64.3       56.7
      Wholesale                                                        21.5        19.7                64.5       58.5
      Other                                                            10.3         8.5                31.0       25.7
      Intersegment eliminations                                        (9.7)       (8.0)              (29.6)     (25.7)
                                                                    --------    --------            --------  ---------
         Total Sales Volumes                                           60.7        54.7               309.7      312.2
                                                                    --------    --------            --------  ---------

   TRANSPORTATION
      Market Area
         Transmission                                                 171.8       150.5               767.7      750.2
         Distribution                                                  55.1        52.5               190.6      168.0
      Columbia Gulf
         Main-line                                                    143.3       136.4               450.0      475.7
         Short-haul                                                    55.5        68.6               159.9      201.9
      Intersegment eliminations                                      (197.6)     (191.6)             (756.9)    (795.8)
                                                                    --------    --------            --------  ---------
         Total Transportation Volumes                                 228.1       216.4               811.3      800.0
                                                                    --------    --------            --------  ---------

   Total Throughput                                                   288.8       271.1             1,121.0    1,112.2
                                                                    ========    ========            ========  =========

SOURCES OF GAS SOLD (BCF)
-------------------------
   Purchased                                                          100.0       103.1               322.5      351.7
   Produced                                                            15.9        16.4                49.8       49.8
   Exchange                                                            10.1         0.2                12.8       (3.5)
   Storage withdrawals (injections)                                   (45.1)      (49.7)              (18.7)     (34.2)
   Other, net                                                         (10.5)       (7.3)              (27.1)     (25.9)
   Intersegment eliminations                                           (9.7)       (8.0)              (29.6)     (25.7)
                                                                    --------    --------            --------   --------
      Total                                                            60.7        54.7               309.7      312.2
                                                                    ========    ========            ========   ========

DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)
--------------------------------------------
   Actual                                                               102          98               3,484      3,859
   Normal                                                                41          41               3,568      3,568
   % Colder (warmer) than normal                                        149         139                  (2)         8
   % Colder (warmer) than prior period                                    4         (18)                (10)         7

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS

                              Three Month Results
Net Income (Loss)
For the third quarter of 1995, the Corporation had net income of $19.3 million, or $0.38 per share versus a net loss of $15 million, or $0.30 per share for the same period last year. After adjusting for unusual and bankruptcy related items, as listed below, both periods had a net loss, $15.1 million in the
current quarter and $3.9 million for the same period last year.   The 1995
results primarily reflect higher operating costs for the transmission segment and the effect of lower energy prices and production for the oil and gas operations. Partially offsetting these decreases was an improvement recorded in the current quarter for exit fee payments that will be paid to Columbia Gulf. In August 1995, Columbia Transmission made a general rate filing to provide the opportunity to recover current operating costs which are higher than the level provided for in its last rate case in 1991.

Included in the adjustments for both periods is the impact of estimated unrecorded interest costs on prepetition debt obligations that, on after-tax basis, amounted to $44 million in the current quarter and $38.4 million for the same period last year. This increase reflects the impact of higher short-term interest rates and the increasing impact of interest on interest.

                                                 Bankruptcy Related and Unusual Items
                                                    After-tax effect on Net Income
                                                    ------------------------------
                                                              (millions)
                                                                                      Three Months
                                                                                 Ended September 30
                                                                                --------------------
                                                                                  1995        1994*
                                                                                -------     -------
Reported net income (loss)                                                      $ 19.3      $ (15.0)
 Less:
  Bankruptcy related items
   - Estimated interest costs not recorded on prepetition debt                   44.0         38.4
   - Capitalized interest not recorded                                           (1.1)        (3.0)
   - Professional fees and related expenses                                      (8.5)        (8.4)
   - Producer claim adjustment                                                      -        (35.4)
   - Miscellaneous unusual items                                                    -         (2.7)
                                                                            ----------    ---------
  Total adjustments                                                              34.4        (11.1)
                                                                            ----------    ---------
Net loss after adjusting for bankruptcy and unusual items                       (15.1)        (3.9)
                                                                            ==========    =========

* In the third quarter 1994 Form 10-Q net income before bankruptcy related and unusual items of $9.4 million was reported. Certain unusual items related to the transmission operations that were reported in the third quarter of 1994 to allow for a meaningful comparison of the operating results between that year and the year earlier are no longer appropriate and consequently have been eliminated.

Revenues
Operating revenues for the third quarter of 1995 were $389 million, essentially unchanged from the same period last year. Improved rates in effect for the distribution subsidiaries together with $6.8 million of exit fee revenues recorded by Columbia Gulf were offset by reduced prices received for oil and gas production.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS


Expenses
Total operating expenses for the three months ended September 30, 1995, of $374.7 million, increased $2.6 million primarily reflecting an increase in gas purchase expense of $8.4 million due largely to refunds in the prior period from upstream pipelines. In addition, higher current period operating costs for Columbia Transmission were more than offset by reduced expense associated with certain transportation costs.

Other Income (Deduction)
Other Income (Deductions) improved income $18.5 million in the third quarter of 1995, whereas income was reduced $46.8 million for the same period last year. The current period includes an $11.4 million increase over the prior period in interest income on cash accumulated during bankruptcy. The remainder of the increase was the result of a prior period charge of $54.9 million for a reserve addition for producer claims. Both periods benefitted from not accruing interest expense on prepetition debt obligations.

                              Nine Months Results
Net Income
The Corporation's net income for the first nine months of 1995 was $179 million, or $3.54 per share, up $11.6 million, or $0.23 per share, over 1994. After adjusting both years for bankruptcy related and unusual items, net income was $75.8 million this year and $94.9 million in 1994. Below are the bankruptcy related and unusual items for both periods.

                                                 Bankruptcy Related and Unusual Items
                                                    After-tax effect on Net Income
                                                    ------------------------------
                                                              (millions)
                                                                                       Nine Months
                                                                                 Ended September 30
                                                                                --------------------
                                                                                1995            1994
                                                                              -------         -------
Reported net income                                                         $  179.0         $ 167.4
 Less:
  Bankruptcy related items
   - Estimated interest costs not recorded on prepetition debt                 129.8           109.3
   - Capitalized interest not recorded                                          (3.5)           (8.3)
   - Professional fees and related expenses                                    (23.1)          (21.1)
   - Producer claim adjustment                                                     -           (35.4)
  Unusual items
   - Transmission regulatory items                                                 -            26.8
   - IRS settlement adjustment                                                     -            10.3
   - Other                                                                         -            (9.1)
                                                                           ----------       ---------
  Total adjustments                                                            103.2            72.5
                                                                           ----------       ---------
Net income after adjusting for bankruptcy and unusual items                     75.8            94.9
                                                                           ==========       =========


Revenues
For the nine months ended September 30, 1995, operating revenues of $1,924 million were down $159.1 million from the same period in 1994. This decrease primarily reflected the effect of decreased sales volumes for the distribution segment, due to warmer first quarter weather, and

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

lower transportation revenues due in part to reduced recovery of certain transportation costs that had no effect on operating income. Partially offsetting the lower sales was higher rates for the distribution subsidiaries. Included in revenues last year was $20.3 million for Columbia Transmission's allowed recovery of certain costs from an earlier period because its gas costs met certain competitive tests.

Expenses
Total operating expenses of $1,682.9 million for the first nine months of 1995, decreased $117.6 million due largely to reduced gas purchases as a result of lower sales requirements. Lower expenses associated with costs recovered through revenue surcharges more than offset higher operating costs for Columbia Transmission. Included in the prior period revenue surcharges was the recovery of Columbia Gulf's environmental costs recorded in 1994. Increasing depreciation and depletion expense of $9 million was due to additional plant in service and a higher depletion rate in effect for 1995 that was only partially offset by lower depletable revenues resulting from reduced oil production volumes and prices for gas produced.

Other Income (Deductions)
Other Income (Deductions) increased income $47.6 million for 1995, whereas income was decreased $2.2 million from the same period last year. The current period benefited from increased interest income on accumulated cash of $33.8 million over the prior period. The remainder of the increase was caused by items recorded in the prior period including a $54.9 million charge for a reserve addition for producer claims offset by a $21 million improvement for the reversal of a reserve for carrying charges on exchange gas and by a $15.8 million reduction in interest charges for an IRS settlement.

Income for the first nine months of 1995 and 1994 was improved by an estimated $200 million and $168 million, respectively, from not accruing interest expense on prepetition debt obligations. (Since the July 31, 1991 bankruptcy filing, the estimated effect of not accruing interest expense on prepetition debt obligations totals approximately $930 million. This amount was calculated based on the methodology outlined in the Corporation's Plan filed with the Bankruptcy Court.)

                        Liquidity and Capital Resources

Net cash flow from operations for the nine months ended September 30, 1995, of $557.9 million reflected an increase of $32.4 million over the same period last year due largely to higher rates in effect for the distribution subsidiaries and the net effect of customer refunds made by Columbia Transmission in both periods. In the second quarter last year, Columbia Transmission issued refunds totaling $84.6 million for FERC Order No. 500/528 to its nonaffiliated customers for overpayments Columbia Transmission and its customers previously made to upstream suppliers. Decreasing current period cash was rate refunds made by Columbia Transmission to its nonaffiliated customers of $19 million in August 1995 under the terms of the Customer Settlement. Also reducing cash in 1995 was the effect of lower sales receipts, net of payments

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

for gas purchased, due to this year's warmer first quarter weather and reduced oil production and prices for gas produced.

The Corporation and its subsidiaries are satisfying their liquidity needs through the use of internally generated funds. As described above, the Corporation and Columbia Transmission have not been paying interest on prepetition debt obligations during their bankruptcy proceedings and the Corporation and Columbia Transmission have accumulated $324.1 million and, $1.4 billion, respectively, invested in money market instruments.

To facilitate emergence from bankruptcy and to provide ongoing bank credit, the Corporation received a commitment from a group of banks headed by Citibank, N.A. to provide a senior, unsecured reducing revolving credit facility (Credit Facility) in an amount of up to $1 billion for up to five years. Scheduled quarterly reductions of $25 million of the committed amount start December 31, 1997 and will reduce the Credit Facility to $700 million by September 30, 2000. The Credit Facility also provides for the issuance of up to $100 million of letters of credit. On the effective date, this new facility will replace a debtor-in-possession facility (DIP Facility) with Chemical Bank (Chemical) currently maintained solely for the issuance of letters of credit of up to $25 million.


Upon emergence from bankruptcy, the Corporation and Columbia
Transmission contemplate the satisfaction of claims as set forth in the respective Plans by use of: cash on hand; bank borrowings by the Corporation under the Credit Facility expected to aggregate up to $600 million; the issuance by the Corporation of up to $2 billion aggregate principal amount of debentures, subject to downward adjustment to reflect the amount of cash on hand; and up to $200 million each of Dividend Enhanced Convertible Stock(TM) and preferred stock. Following emergence from bankruptcy, the Corporation expects to redeem the Dividend Enhanced Convertible Stock(TM) and the preferred stock issued pursuant to the Plan, such securities which are redeemable without a premium for a period of 120 days, and without any dividend for 90 days, following emergence from bankruptcy. The Corporation believes that it will be able to meet its capital requirements and liquidity needs following emergence from bankruptcy through the use of internally generated funds and drawings under the Credit Facility. Additional funds may also be available from other sources including the possible sale of Columbia Gas Development Corporation (See page 39) and from sales of securities pursuant to a shelf registration statement the Corporation intends to file with the SEC. The registration statement will provide for the issuance over a five year period after emergence from bankruptcy of up to $1 billion of debt and equity securities, including the resale of the approximately 1.4 million shares to be repurchased by the Corporation from the Leveraged Employee Stock Ownership Plan (LESOP) portion of the Employees' Thrift Plan of Columbia Gas System Trust upon emergence in connection with the termination of the LESOP portion of the Thrift Plan. To the extent that the ultimate distributions to producers (some of which may be determined in proceedings following emergence) exceed the amounts provided in the Columbia Transmission Plan, the Corporation may fund such payments through the issuance of common or preferred stock.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            TRANSMISSION OPERATIONS




                                                                         Three Months                    Nine Months
                                                                      Ended September 30,             Ended September 30,
                                                                   -----------------------         -----------------------
                                                                      1995         1994             1995           1994
                                                                      -----        -----            -----          -----
                                                                                            (millions)
OPERATING REVENUES
   Transportation revenues                                           $149.8     $  162.8           $  485.8      $  542.8
   Storage revenues                                                    34.6         37.1              104.4         108.0
    Other revenues                                                     13.4         (2.3)              31.3           8.9
                                                                   ---------    ---------          ---------     ---------
Total Operating Revenues                                              197.8        197.6              621.5         659.7
                                                                   ---------    ---------          ---------     ---------

OPERATING EXPENSES
   Operation and maintenance                                          119.6        116.0              351.7         368.5
   Depreciation                                                        26.1         26.5               77.8          78.1
   Other taxes                                                         10.8         12.2               38.2          41.2
                                                                   ---------    ---------          ---------     ---------
Total Operating Expenses                                              156.5        154.7              467.7         487.8
                                                                   ---------    ---------          ---------     ---------

OPERATING INCOME                                                   $   41.3     $   42.9           $  153.8      $  171.9
                                                                   =========    =========          =========     =========


THROUGHPUT (BCF)
Transportation
   Columbia Transmission
      Market area                                                     171.8        150.5              767.7         750.2
   Columbia Gulf
      Main-line                                                       143.3        136.4              450.0         475.7
      Short-haul                                                       55.5         68.6              159.9         201.9
   Intrasegment eliminations                                         (141.8)      (127.2)            (443.8)       (445.2)
                                                                   ---------    ---------          ---------     ---------
   Total Throughput                                                   228.8        228.3              933.8         982.6
                                                                   =========    =========          =========     =========

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

Customer Settlement
As reported in the 1995 Second Quarter Form 10-Q, the FERC issued an order on June 15, 1995, approving a settlement (Customer Settlement), between Columbia Transmission, Columbia Gulf, their firm customers, state regulatory agencies, customer representatives, and other parties. This settlement resolves virtually all of the transmission segment's outstanding regulatory proceedings before the FERC. Generally, the Customer Settlement defines Columbia Transmission's and Columbia Gulf's refund obligations to their customers in various pending regulatory proceedings, and determines Columbia Transmission's ability to recover certain costs associated with the restructuring of its services under Order 636, including certain costs relating to issues pending in the bankruptcy proceedings. The Customer Settlement contemplates payment of an estimated $170 million in refunds, including postpetition amounts, to Columbia Transmission's customers. On August 4, 1995, the Bankruptcy Court issued an order in the bankruptcy proceeding authorizing Columbia Transmission to pay the postpetition portion of rate refunds from a 1990 rate case pursuant to the Customer Settlement. As a result of this order, approximately $30 million in refund payments were made to Columbia Transmission's customers on August 28, 1995. The Customer Settlement also provides for the recovery of an estimated $250 million in costs including unrecovered gas costs, exit fees and inventory charges, from Columbia Transmission's customers, depending upon when the settlement is implemented.

The Customer Settlement was incorporated in Columbia Transmission's Plan and its effectiveness is contingent upon approval of the Plan by the Bankruptcy Court. Columbia Transmission's Plan was accepted by its creditors based on preliminary voting results received by the October 13, 1995 deadline. Final results are expected to be available by the November 13, 1995 confirmation hearing.

Upstream Pipeline Contracts
Columbia Transmission has firm transportation contracts with certain former pipeline suppliers and has settled claims filed by some of these pipelines in the bankruptcy proceedings. These settlements provide for the assumption of certain contracts, the termination of certain other contracts that are no longer necessary for Columbia Transmission's operations, or the substantial reduction in the firm capacity requirements under the transportation contracts. As a result, approximately $432 million of claims filed by the pipelines against Columbia Transmission will be either paid as prescribed by Columbia Transmission's Plan or withdrawn. These settlements include projected exit fee payments of approximately $100 million by Columbia Transmission including amounts already paid to certain pipelines through September 1995. All of the exit fee agreements have received Bankruptcy Court and final FERC approval; however, parties have filed protective appeals of that portion of the June 1995 order, and the August 16, 1995 order denying rehearing, that approved an exit fee settlement with Overthrust Pipeline Company to protect their rights if the Customer Settlement is not effectuated. In addition, one party has filed a protective request for rehearing of a FERC order on rehearing approving an exit fee settlement with Ozark Gas Transportation System. If Columbia Transmission's Plan is confirmed by the Bankruptcy Court as filed, the appeals and request for rehearing will be withdrawn.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

Earlier in 1995 Columbia Transmission made its annual filing to recover costs it continues to incur under transportation contracts with upstream pipelines. The filing provided for recovery of costs Columbia Transmission projected it would incur under contracts it continues to utilize in system operations, costs associated with contracts for which exit fees had not yet been implemented, and continued amortization of exit fees paid to an upstream pipeline. In addition, the filing proposed to implement a surcharge to recover an undercollection of transportation costs paid during 1994. This underrecovery related, in part, to amounts paid by Columbia Transmission to Columbia Gulf under the provisions of the cost-of-service contract between the two companies for periods up to October 31, 1994, the date on which the agreement was terminated. Under the Customer Settlement, customers and others retain the right to challenge Columbia Transmission's recovery of approximately $39 million of Columbia Gulf costs it incurred between November 1, 1993 and October 31, 1994. Various parties protested Columbia Transmission's filing, and challenged among other things Columbia Transmission's ability to recover the costs attributable to Columbia Gulf. Comments are due from all parties by November 16, 1995, and the FERC's staff is expected to file its report near year-end 1995. Management believes that the resolution of this issue will not have a material impact on the consolidated income statement or balance sheet of the Corporation.

Columbia Transmission's Rate Filing
On August 1, 1995, Columbia Transmission filed its first general rate case with the FERC since 1991, which requested an increase in annual revenues of approximately $147 million. In addition to earning a return on additional plant investment and recovering general increases in expenses, the filing also requested:
    - recovery through rates over a five year period or sale, all of Columbia Transmission's net investment in gathering facilities and substantially all of its net investment in gas processing facilities that together total approximately $60 million;
    -    an increase in certain depreciation rates;
    - recovery of environmental expenses that are anticipated to be incurred as a result of a recent settlement with the U.S. Environmental Protection Agency (EPA) and certain state environmental regulatory agencies; and
    -    certain tariff changes relating to operational and service issues.

The impact of the filing on Columbia Transmission's rates will be mitigated by the anticipated expiration in 1996 of an Order 636 surcharge currently included in rates related to its exit fee payment to upstream suppliers as discussed above.

On August 30, 1995, the FERC accepted the filing subject to refund, directed that certain operational and tariff changes be considered at a technical conference, and suspended implementation of the increased rates until February 1, 1996. Numerous customers and other interested parties protested the filing and certain parties proposed that Columbia Transmission should be required to adopt zone rates or mileage-based rates. On September 18, 1995, a prehearing conference was held at which the administrative law judge agreed to defer scheduling litigation procedural dates until early 1996 in order to give the parties the opportunity to pursue

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

settlement discussions. In an attempt to reach a timely resolution of the issues, Columbia Transmission agreed that it would not implement 25 percent of the rate increase for a three month period if settlement negotiations currently underway are continuing at a satisfactory pace at year-end 1995.

Environmental Matters
The transmission companies continue their review of compliance with existing environmental standards, including review of past operational activities and identification of potential site problems, through site reviews and the formulation of remediation programs where necessary. While Columbia Transmission has made progress in these efforts, such progress has been limited by a 1995 U.S. Environmental Protection Agency (EPA) Administrative Order by Consent (AOC) that requires Columbia Transmission to obtain EPA approval of its investigation, characterization and remediation efforts. Progress is further limited because of the more than 19,000 miles of pipeline which it operates, the exceptionally large number of sites at which it conducts or has conducted operations, and the long period over which operations have been conducted. As contemplated by the AOC, Columbia Transmission's environmental expenditures are expected to approximate $20 million in 1996 and to continue at that level for the foreseeable future, which amounts will be charged against the Corporation's previously recorded liability.

Columbia Transmission's ability to accurately determine the time frame and potential costs of its site screening, characterization and remediation program is complicated by the lack of information on environmental conditions at many of its sites or former sites of operations and the variability in the nature and condition of such sites. Management has previously estimated, based on studies conducted since 1990 by independent consultants, that site investigation, characterization and remediation costs may range between $135 million and $280 million. The primary focus of these prior studies was to analyze discrete issues to assist management in its on-going environmental evaluation. In 1994, Columbia Transmission commissioned a new study in light of information gathered since the previous studies and the anticipated receipt of the AOC which was designed to broaden the scope of the work contemplated by such studies and to reflect costs that might arise from the EPA's recommendations with respect to site assessment and remediation under the AOC. This new study was structured to be a comprehensive review of all environmental issues currently known to management. However, this study did not include certain previously identified costs, aggregating approximately $50 million, for which Columbia Transmission already had reasonable estimates.

The study was completed in September 1995 and estimates that the cost of the environmental program under the AOC may range between $204 million and $319 million over the life of the program. The consultant based its estimates on a variety of assumptions, including: the limited amount of actual data available; the number of sites to be investigated, characterized and remediated; the amount of time and nature of equipment required for such activities; the appropriate clean-up levels and remediation technology to be utilized; the frequency with which groundwater contamination will be discovered at sites requiring clean-up; and the nature of wastes that will be treated at or disposed from the sites. Any change in any one of these numerous

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

assumptions could materially alter the estimated range of costs, and there is no assurance that actual costs would not exceed the amounts specified in the range. Management intends, to the extent permitted under the AOC, to utilize risk assessments, innovative technology and other cost reduction strategies in implementing its investigation, characterization and remediation program. Management is currently reviewing the detailed bases and assumptions used to develop this range of possible total program costs for purposes of determining, among other items, what portion should be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. This review is expected to be completed in the fourth quarter and any changes in the recorded liability ($121 million at September 30, 1995) will be recognized at that time.

Management expects most environmental assessment and remediation costs to be recoverable through rates. Although charges to earnings could be required prior to rate recovery, management does not believe that environmental expenditures will have a material adverse effect on the Corporation's financial position, based on known facts, existing laws and regulations and the period over which expenditures are required.

Adoption of Statement of Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71)
As a result of significant industry changes culminating with Order 636, the operating experience gained since implementation of this order, a new Columbia Transmission rate case that was filed on August 1, 1995, and the resolution of gas contract difficulties and various customer issues, Columbia Transmission and Columbia Gulf anticipate re-applying SFAS No. 71 upon Columbia Transmission's emergence from bankruptcy. Under SFAS No. 71, the transmission companies would be permitted to record a regulatory asset for expenses that are expected to be recovered through rates.

Market Initiatives
As previously reported, Columbia Transmission in late 1994 announced a proposal to expand its pipeline and storage capacity to serve increased customer requirements in its market area. Substantial interest was expressed for additional firm transportation and storage services in an open season held in early 1995. Precedent agreements for increased services have been entered into with prospective market expansion customers, many of which are current customers of Columbia Transmission at this time. The total volumes to be served in the expansion will be approximately 460 million cubic feet per day at an estimated construction cost of $350 million. The volumes will be phased in over a three-year period, beginning in 1997. Columbia Transmission continues to study the requests for service and these estimates could be revised. It is anticipated that Columbia Transmission will make a filing with the FERC in early 1996 requesting authorization to construct the necessary facilities.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

Volumes
The transmission segment's throughput for the third quarter of 1995 was essentially unchanged at 228.8 Bcf. Market-area transportation increased 21.3 Bcf primarily due to additional deliveries to co-generation facilities to meet increased demand for electric power. Offsetting this improvement were decreases due to customers using other transportation arrangements for their requirements.

For the first nine months of 1995 throughput of 933.8 Bcf, decreased 48.8 Bcf from last year reflecting warmer first quarter weather and customers using other transportation arrangements for their requirements.

Since a substantial portion of the costs for the transmission companies are currently recovered through monthly demand charges, variations in throughput levels have little effect on operating revenues.

Operating Revenues
Total operating revenues for the three months ended September 30, 1995, were $197.8 million, essentially unchanged from the same period last year. After adjusting for revenues related to the recovery of transportation costs that are fully offset in operating expense, thereby having no effect on operating income, operating revenues decreased $6.6 million from 1994. This decrease reflects revenue recovery of higher transportation costs of $8.4 million in the prior period and $3 million of revenues recorded last year by Columbia Transmission because its average cost of gas met certain competitive tests as prescribed in a 1985 customer settlement. Current period exit fee revenues of $6.8 million were recorded by Columbia Gulf.

Year-to-date through September 30, 1995, total operating revenues of $621.5 million, decreased $38.2 million due in part to lower recovery of certain transportation costs that are fully offset by a reduction in operating expense. After adjusting for this issue, operating revenues decreased $27.3 million from 1994. Last year $20.3 million of revenues were recorded by Columbia Transmission because its average cost of gas in a prior period met certain competitive tests. In addition, recovery of higher transportation costs of $11.2 million in the previous period also contributed to the decline.
Partially offsetting these decreases were exit fee revenues of $12.2 million in 1995 recorded by Columbia Gulf, most of which were associated with its pipeline partnerships. All other changes represented a small decrease of $8 million from last year.

Operating Income
For the three- and nine-month periods ended September 30, 1995, operating income of $41.3 million and $153.8 million, decreased $1.6 million and $18.1 million, respectively. Included in the expenses, that are offset in revenues, are transportation costs recorded by Columbia Gulf in 1994. After adjusting for these and other transportation costs that are largely offset in operating revenues, and have no effect on operating income, operating expenses increased $5.2 million and

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

$2.7 million for the current quarter and year-to-date periods. These increased operating costs are not being recovered in current rates. As discussed above, Columbia Transmission recently filed its first general rate case since 1991, to be effective in early 1996, to recover these higher costs.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            DISTRIBUTION OPERATIONS

                                                                          Three Months                 Nine Months
                                                                      Ended September 30,            Ended September 30,
                                                                      -------------------            -------------------
                                                                       1995        1994              1995          1994
                                                                       -----       -----             -----        -----
                                                                                            (millions)
NET REVENUES
   Sales revenues                                                   $ 144.8     $ 143.9           $1,146.4    $1,235.7
   Less:  Cost of gas sold                                             62.5        66.4              654.8       781.1
                                                                    --------    --------          ---------   ---------
   Net Sales Revenues                                                  82.3        77.5              491.6       454.6
                                                                    --------    --------          ---------   ---------

   Transportation revenues                                             19.3        17.1               76.8        63.7
   Less: Associated gas costs                                           2.1         1.7                7.9         5.6
                                                                    --------    --------          ---------   ---------
   Net Transportation Revenues                                         17.2        15.4               68.9        58.1
                                                                    --------    --------          ---------   ---------

Net Revenues                                                           99.5        92.9              560.5       512.7
                                                                    --------    --------          ---------   ---------

OPERATING EXPENSES
   Operation and maintenance                                           98.2        94.0              323.7       295.6
   Depreciation                                                         6.8         6.5               48.3        45.2
   Other taxes                                                         20.0        19.3              105.7        99.9
                                                                    --------    --------          ---------   ---------
Total Operating Expenses                                              125.0       119.8              477.7       440.7
                                                                    --------    --------          ---------   ---------

OPERATING INCOME (LOSS)                                             $ (25.5)    $ (26.9)          $   82.8    $   72.0
                                                                    ========    ========          =========   =========

THROUGHPUT (BCF)
   Sales
      Residential                                                      11.5        11.1              127.4       137.3
      Commercial                                                        5.3         5.2               52.0        59.7
      Industrial and other                                              1.2         1.2                5.3         7.7
                                                                    --------    --------           --------    --------
   Total Sales                                                         18.0        17.5              184.7       204.7
   Transportation                                                      55.1        52.5              190.6       168.0
                                                                    --------    --------           --------    --------
Total Throughput                                                       73.1        70.0              375.3       372.7
                                                                    --------    --------           --------    --------
Off-System Sales                                                        2.3           -                6.2           -
                                                                    --------    --------           --------    --------
Total Sold or Transported                                              75.4        70.0              381.5       372.7
                                                                    ========    ========           ========    ========

SOURCES OF GAS FOR THROUGHPUT (BCF)
   Sources of Gas Sold
      Spot market*                                                     46.8        54.6              159.4       197.1
      Producers                                                        13.3        12.0               45.9        48.5
      Storage withdrawals (injections)                                (45.1)      (49.7)             (18.7)      (34.2)
      Other                                                             5.3         0.6                4.3        (6.7)
                                                                    --------    --------           --------    --------
         Total Sources of Gas Sold                                     20.3        17.5              190.9       204.7
   Transportation received for delivery to customers                   55.1        52.5              190.6       168.0
                                                                    --------    --------           --------    --------
Total Sources                                                          75.4        70.0              381.5       372.7
                                                                    ========    ========           ========    ========

* Purchase contracts less than one year.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)


Market Conditions
As a result of a comprehensive market assessment, Distribution has significantly reduced its previously announced five year $38 million natural gas vehicle (NGV) program. Distribution is now focusing its NGV efforts on opportunities within its own fleet and more fully developing NGV fill stations that are in place or projects underway.

Regulatory Matters
In Virginia, the filed rates in Commonwealth Gas Services, Inc.'s (Commonwealth Services) pending rate case went into effect on October 13, 1995, subject to refund. Commonwealth Services is requesting an annual revenue increase of
$15.1 million.   A final order in the case is expected in the second half of
1996.

Columbia Gas of Ohio, Inc. (Columbia of Ohio) has decided not to pursue the implementation of a weather normalization mechanism for the 1995-1996 winter heating season. Nonetheless, certain local government entities continue to press for the refund of certain revenues collected during the 1994-1995 winter under a pilot weather normalization program.

On October 13, 1995, Columbia of Ohio filed a plan with the Public Utility Commission of Ohio (PUCO) to begin a market test to assess the level of residential customer interest and willingness to participate in a program whereby residential customers would be free to purchase their gas requirements from third parties with gas transportation services provided by Columbia of Ohio. Due to an impasse with certain marketers-brokers and other interests that involves operating requirements and the participation of Columbia of Ohio affiliates, indications are that the PUCO will not act on this proposed four month test program in a favorable or timely manner. Columbia of Ohio will continue to conduct meetings with the Regulatory Collaborative (made up of key stakeholders), marketers, and other interested parties to develop an acceptable pilot program that could be implemented in 1996.

Legislation was recently introduced in Ohio to provide regulatory flexibility for natural gas utilities to respond to competitive marketplace changes and offer customers more choices. This legislation would maintain the PUCO's consumer protection powers regarding the transportation and delivery of natural gas to customers. However, it would exempt competitive "non-utility" services from PUCO regulation and would allow for the deregulation of commodity sales of natural gas when sufficient competition exists. Columbia of Ohio believes this legislation may provide the means to remove obstacles preventing customers from receiving the full benefits of increased competition and is committed to working with the legislature and the PUCO to develop the regulatory flexibility needed for the future.

On August 31, 1995, the state commission approved a settlement reached by Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) and various other interested parties on many aspects of its gas costs recovery proceeding, including proposals to share in any income derived from off-system sales, continue a supply management incentive program, and participate in a pilot

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

hedging program. However, the state commission rejected Columbia of Pennsylvania's capacity release proposal, as discussed in the 1995 Second Quarter Form 10-Q, but indicated it would consider approving the program if appropriate modifications were made. On October 16, 1995, Columbia of Pennsylvania filed a modified capacity release proposal with the commission.

On September 29, 1995, Columbia of Pennsylvania filed a general rate case requesting an annual revenue increase of $28.4 million to be effective July 1, 1996. The filing included a number of regulatory initiatives, including a weather adjustment mechanism and a multi-year rate plan as well as other elements from Columbia of Pennsylvania's Regulatory Collaborative. Columbia of Pennsylvania is actively working with its Regulatory Collaborative to reach a non-litigated resolution of this matter.

In Columbia Gas of Maryland, Inc.'s (Columbia of Maryland) rate case, the Hearing Examiner issued a proposed order recommending a revenue increase of approximately $700,000 and rejecting several proposed regulatory initiatives. On October 6, 1995, the state commission overturned significant aspects of the Hearing Examiner's proposed order and adopted a Columbia of Maryland proposal to use a year-ended valuation in setting the company's rate base. With these changes, the commission allowed Columbia of Maryland to increase rates to a level designed to provide additional annual revenue of approximately $900,000, effective immediately.

Columbia of Maryland placed new tariffs into effect November 1, 1995 expanding transportation service to all customers except residential. Under the commission's framework for gas regulation, a pilot residential program will be implemented by November 1, 1996. Columbia of Maryland is continuing discussions on a capacity assignment program for small customers and a city gas supply service which will include margin sharing with customers.

Columbia Gas of Kentucky, Inc. (Columbia of Kentucky) implemented the second phase of a three-step increase in annual revenue of $2.25 million, effective October 1, 1995, as provided for in a 1994 general rate case settlement.

Environmental Matters
Distribution's primary environmental issues relate to former manufactured gas plant sites. Distribution has identified 14 of these former gas plant sites for which it may have some liability for clean-up. Environmental investigations are being conducted at five of these sites which indicate that remedial actions may be required. Investigations will be conducted at a number of the other sites in the future. To the extent Distribution site investigations have been conducted, remediation plans developed, and any responsibility for remedial action established, the appropriate liabilities have been recorded.

On October 18, 1995, Columbia of Pennsylvania was served in a Comprehensive Environmental Response Compensation and Liability Act cost recovery action related to the Keystone Sanitation Company Landfill/Superfund site. Columbia of Pennsylvania may be named as a Potentially

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

Responsible Party (PRP) by virtue of trash hauling services provided to its service center by the city of Hanover, Pennsylvania. Columbia of Pennsylvania is currently investigating the situation.

Volumes
Throughput for the quarter ended September 30, 1995 of 75.4 Bcf increased 5.4 Bcf from the same quarter last year. The current period includes off-system sales of 2.3 Bcf which accounts for most of the overall 2.8 Bcf increase in total sales. These non-traditional sales are made possible by recent changes in gas industry regulation which have generated opportunities to buy and sell gas in the open market. Most of any income derived from these transactions is credited to traditional customers. The increase in transportation volumes of
2.6 Bcf reflects strong industrial demand, higher customer usage and the effect of customer growth.

For the first nine months of 1995, total throughput increased 8.8 Bcf to 381.5 Bcf, again primarily due to off-system sales in the current period of 6.2 Bcf. The remaining throughput increase reflects higher industrial and commercial transportation largely offset by the impact of warmer weather on sales in the first quarter of 1995. The higher transportation throughput reflects strong economic conditions, favorable natural gas prices and power generation demand for natural gas.

Net Revenues
Net revenues for the third quarter of 1995 were $99.5 million, up $6.6 million from 1994. The increase primarily reflects the impact of higher rates generating $4.3 million, increased throughput that contributed $1.2 million with the remaining increase due to higher revenue surcharges that increased both revenues and expenses, and therefore had no effect on operating income.

Net revenues for the first nine months of 1995 of $560.5 million, improved $47.8 million over 1994. The increase reflects the effect of higher rates that generated additional revenues of approximately $50 million, improved transportation deliveries of $13.1 million, and revenue surcharges of $8.5 million which are offset by an equivalent expense and have no impact on operating income. These improvements were mitigated by the effect of warmer weather on sales which reduced revenues by $35.6 million. For those sales covered by weather normalization adjustment (WNA) clauses, because 1995 was warmer than normal, the WNA had a $2.6 million favorable effect on current year revenues. Conversely, the prior period was colder than normal and the WNA reduced 1994 revenues by $6.6 million.

Operating Income (Loss)
Distribution had an operating loss for the current quarter of $25.5 million, $1.4 million less than the operating loss experienced in the same period last year. The higher net revenues were partially offset by increased operating expenses of $5.2 million. Operation and maintenance expense increased due to the above-mentioned revenue surcharges and previously capitalized benefit costs that are expensed as they are included in rates. After eliminating the effect of these items, operation and maintenance expenses were up $2.4 million reflecting higher costs including those relating to computer systems designed to improve long-term productivity. Higher property

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

taxes was the principal reason for the $700,000 increase in other taxes while depreciation expense increased $300,000, both reflecting plant additions.

Operating income of $82.8 million for the first nine months of 1995 reflected an increase of $10.8 million over the same period last year. Higher net revenues were partially offset by increased operating expenses of $37 million. Included in the higher operating expenses was the effect of the revenue surcharges and previously capitalized benefit costs that are expensed as they are included in rates. After eliminating the effect of these issues, operation and maintenance expenses were up approximately $13 million. This increase reflects expenses associated with ongoing marketing and customer service studies, costs related to new and existing computer applications as well as ongoing pipeline maintenance activities. Increases in plant additions contributed to $5.8 million higher property taxes and a $3.1 million increase in depreciation expense.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             OIL AND GAS OPERATIONS

                                                                          Three Months                   Nine Months
                                                                       Ended September 30,           Ended September 30,
                                                                     ----------------------        -----------------------
                                                                        1995       1994                1995        1994
                                                                       ------     ------              ------      ------
                                                                                            (millions)
OPERATING REVENUES
   Gas                                                                $ 30.3    $ 35.2               $  98.1   $ 114.6
   Oil and liquids                                                      11.4      14.7                  35.2      41.7
                                                                      -------  --------              --------  --------
Total Operating Revenues                                                41.7      49.9                 133.3     156.3
                                                                      -------  --------              --------  --------

OPERATING EXPENSES
   Operation and maintenance                                            18.1      21.1                  58.5      57.3
   Depreciation and depletion                                           21.5      21.8                  67.5      62.6
   Other taxes                                                           2.5       2.8                   8.0       9.0
                                                                     --------  --------              --------  --------
Total Operating Expenses                                                42.1      45.7                 134.0     128.9
                                                                     --------  --------              --------  --------

OPERATING INCOME (LOSS)                                              $  (0.4)  $   4.2               $  (0.7)  $  27.4
                                                                     ========  ========              ========  ========


GAS PRODUCTION STATISTICS

Production (Bcf)                                                        15.9      16.4                  49.8      49.8

Average Price ($/Mcf)                                                   1.85      2.04                  1.92      2.22


OIL AND LIQUIDS PRODUCTION STATISTICS

Production (000Bbls)                                                     737       920                 2,175     2,788

Average Price ($/Bbl)                                                  15.37     15.93                 16.13     14.92

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       OIL AND GAS OPERATIONS (CONTINUED)


Possible Sale of Columbia Gas Development Corporation
The Corporation announced on October 23, 1995, its intention to sell Columbia Gas Development Corporation (Columbia Development), its wholly-owned southwest oil and gas exploration and production subsidiary. It is expected that any sale of Columbia Development may take several months to complete. Columbia Development has in excess of 200 billion cubic feet equivalent of proved oil and natural gas reserves located in the Gulf of Mexico and on-shore continental United States.

Management has determined that the strategic value to the Corporation of drilling for oil and gas in the Southwest has diminished and that the Corporation's investment in Columbia Development would be better devoted to assets focused on meeting customer needs. At this time there are no plans to sell the Corporation's other oil and gas subsidiary, Columbia Natural Resources, Inc.

Drilling Activities
Columbia Development began drilling operations on 22 wells during the third quarter of 1995. Of these, 12 were productive including 10 in the Austin Chalk formation, two were dry and six were still drilling at the end of the quarter. An exploratory well drilled in south Louisiana was plugged and a development well in the Permian Basin is testing at this time. During the first nine months of 1995, Columbia Development completed 47 (gross) wells. Thirty-nine of these wells were successful and eight were dry or uneconomic, representing an 83 percent success rate. Three others appear to be productive, but are currently shut-in pending further evaluation. Notable success has continued in 1995 in the Austin Chalk drilling program as 33 of the 35 wells drilled have been successful. Through the third quarter of 1995 approximately 61 Bcf of new reserves have been added as a result of drilling activities.

In the Appalachian region, Columbia Natural Resources, Inc. participated in the drilling of 31 (gross) development wells during the third quarter of 1995, with a 84 percent success rate. For the first nine months of 1995, 61 (gross) development wells have been drilled, with a success rate of 70 percent. While Columbia Natural Resources' efforts in the Appalachian area have resulted in new discoveries, these reserve additions are exceeded by current production levels.

Oil and Gas Producing Properties
Under the full cost method of accounting for oil and natural gas properties, all productive and nonproductive costs directly identified with acquisition, exploration, and development activities are capitalized in a countrywide cost center. At September 30, 1995, the capitalized costs exceeded the sum of the estimated present value of future oil and gas revenues. However, since that date, oil and gas prices recovered such that the present value of future revenues exceeded the capitalized costs and, therefore, no charge to earnings was required.

In addition, under Order 636, the natural gas pipeline industry is required to eventually unbundle gathering services from other transportation services. Columbia Transmission provides transportation services, including gathering services, for a significant portion of gas produced

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       OIL AND GAS OPERATIONS (CONTINUED)


from Columbia Natural Resources, Inc.'s reserves, and in the previously mentioned rate filing, Columbia Transmission requested an increase in its gathering rate. An increase in the gathering rate, a decline in gas prices or increases in other costs could result in a write-down in the carrying value of the oil and gas properties in the future.

Volumes
Natural gas production for the three months ended September 30, 1995 declined
0.5 Bcf and was unchanged at 49.8 Bcf for the nine month period. Oil and natural gas liquids production for the current quarter and the first nine months of 1995 decreased 183,000 barrels and 613,000 barrels, respectively, due to normal declines in wells and shut-ins for offshore workovers. Oil and liquids production is expected to increase as new production comes on stream and workovers are completed.

Revenues
Gas revenues for the current three and nine-month periods of $30.3 million and $98.1 million, respectively, decreased $4.9 million for the current quarter and $16.5 million for the first nine months of 1995. These decreases were primarily due to the continuing drop in gas prices during 1995. Average gas prices in the third quarter of $1.85 per Mcf, decreased $0.19 per Mcf from the same period last year. For the first nine months of 1995, average gas prices of $1.92 per Mcf, decreased by 14 percent, or $0.30 per Mcf.

Revenues from oil and liquids production of $11.4 million and $35.2 million for the current three and nine month periods decreased during the three and nine-month periods by $3.3 million and $6.5 million, respectively, reflecting production declines in both periods and lower average prices in the third quarter. Average prices decreased $0.56 per barrel to $15.37 per barrel during the third quarter of 1995 while, for the first nine months of 1995, the average price increased $1.21 per barrel to $16.13 per barrel.

Operating Income (Loss)
An operating loss was reported for the third quarter of $400,000 whereas the same period last year had operating income of $4.2 million as the $8.2 million decrease in operating revenues was only partially offset by a $3.6 million decrease in operating expenses.

For the nine-month period, an operating loss of $700,000 versus operating income of $27.4 million in 1994 reflects the $23 million decline in operating revenues and higher operating expenses of $5.1 million due primarily to increased depletion expense caused largely by a higher depletion rate, reflecting lower gas prices, and the recording in 1994 of a reserve reduction for the resolution of a royalty dispute. These factors more than offset the impact on depletion expense of lower depletable revenues.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            OTHER ENERGY OPERATIONS

                                                                          Three Months                   Nine Months
                                                                       Ended September 30,           Ended September 30,
                                                                   -------------------------       ----------------------
                                                                     1995           1994              1995        1994
                                                                     -----          -----             -----       -----

                                                                                            (millions)
NET REVENUES
   Gas marketing revenues                                           $ 54.0       $ 53.8              $168.1      $179.5
   Less: Products purchased                                           52.3         52.7               163.2       174.7
                                                                    -------      -------             -------     -------
   Net Gas Marketing Revenues                                          1.7          1.1                 4.9         4.8
                                                                    -------      -------             -------     -------

   Propane revenues                                                    9.2          9.5                43.4        44.7
   Less: Products purchased                                            5.3          5.4                24.2        23.1
                                                                    -------      -------             -------     -------
   Net Propane Revenues                                                3.9          4.1                19.2        21.6
                                                                    -------      -------             -------     -------

   Other Revenues                                                     22.3         19.5                63.8        58.4
                                                                    -------      -------             -------     -------

Net Revenues                                                          27.9         24.7                87.9        84.8
                                                                    -------      -------             -------     -------

OPERATING EXPENSES
   Operation and maintenance                                          21.8         18.9                65.2        58.0
   Depreciation and depletion                                          2.1          1.7                 6.2         5.2
   Other taxes                                                         1.2          1.2                 4.1         4.1
                                                                    -------      -------             -------     -------
Total Operating Expenses                                              25.1         21.8                75.5        67.3
                                                                    -------      -------             -------     -------

OPERATING INCOME                                                    $  2.8       $  2.9              $ 12.4      $ 17.5
                                                                    =======      =======             =======     =======



PROPANE SALES (MILLIONS OF GALLONS)
   Retail                                                              7.3          9.4                34.4        37.0
   Wholesale and other                                                 2.1          0.9                12.4        11.4
                                                                    -------      -------             -------     -------
Total Propane Sales                                                    9.4         10.3                46.8        48.4
                                                                    =======      =======             =======     =======

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      OTHER ENERGY OPERATIONS (CONTINUED)

Net Revenues
Net revenues for the three months ended September 30, 1995, of $27.9 million, increased $3.2 million over the same period last year reflecting an increase of $2.8 million in other revenues for services provided to affiliated companies, increased cogeneration activities, and revenues associated with the Columbia LNG Corporation's (Columbia LNG) operating agreement for the Cove Point LNG facility. In addition, net revenues for gas marketing activities improved by $600,000 due principally to increased volumes sold. Net revenues from propane operations were essentially unchanged from a year ago as improved profit margins were offset by reductions in sales volumes due to warmer weather.

For the nine months ended September 30, 1995, net revenues of $87.9 million, increased $3.1 million. Higher other revenues of $5.4 million were due to an increase for cogeneration activities, revenues for Columbia LNG, and higher revenues for services provided to affiliates were partially offset by $2.4 million lower net revenues from propane operations due to decreased sales volumes due to warmer weather. Net revenues from gas marketing were essentially unchanged.

Operating Income
Operating income of $2.8 million for the third quarter of 1995 was essentially unchanged as the net revenue increase of $3.2 million was offset by a similar increase in operating expenses primarily reflecting higher costs for providing services to affiliates and Columbia LNG expenses associated with the above-mentioned Cove Point LNG facility.

For the nine months ended September 30, 1995, operating income was $12.4 million, down $5.1 million from the same period last year due to higher costs for services provided to affiliates, lower net revenues for propane operations and a small operating loss associated with Columbia LNG. Tempering these decreases was higher income from cogeneration activities due to operating efficiencies, lower fuel costs and favorable weather conditions.

Department of Energy Refund of Prior Petroleum Product Costs
The Corporation reported in the 1995 Second Quarter Form 10-Q that the Department of Energy (DOE) issued an order in July 1995 directing payment to Columbia LNG Corporation (Columbia LNG) of approximately $8.5 million. This payment represents a refund related to the purchase of price-controlled petroleum products during the period from mid-1973 through January 1981 and was anticipated to be recorded as an income improvement during the third quarter of 1995. The refund was received on August 28, 1995. A complaint was filed on September 8, 1995, by a group of utility and manufacturing claimants against the DOE in the United States District Court for the District of Columbia challenging the DOE's determination that Columbia LNG was entitled to the refund. Columbia LNG is not a party to this action but its entitlement to the refund may be affected by the outcome. Accordingly, Columbia LNG will not record the refund as an improvement to income at this time.

                          PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS


No new matters have arisen and there have been no material developments in any legal proceedings reported in Registrants Annual Report on Form 10-K for the year ended December 31, 1994, since the quarterly report on Form 10-Q for the quarter ended June 30, 1995 except as follows:

I.  Bankruptcy Matters

  A. Appeals to or actions in the United States District Court for the District of Delaware

    1. In re Columbia Gas Securities Litigation, (U.S. Dist. Ct., D. Del.) Consol. C.A. No. 91-357. After the June 19, 1991 announcement of the Corporation's proposed charge to second quarter earnings and suspension of its dividend, seventeen complaints including suits purporting to be class actions, or alleging claims common to the purported class actions, were filed in the U.S. District Court for the District of Delaware and later consolidated. As previously reported, a settlement agreement was reached in July 1995. On November 3, 1995, the U.S. District Court ruled that a $36.5 million settlement was fair and reasonable.

    2.   In re Columbia Gas Derivative Litigation, (Del. Chan. Ct.) Consol. C.
         A. 12159. The Corporation's Plan of Reorganization proposes to release these claims and dismiss the litigation asserting derivative claims against certain present and former directors. Two shareholders have filed an objection to the Corporation's Plan. In furtherance of this objection those shareholders have sought discovery from the Corporation and the special litigation committee.

    3. CNG Producing Co. v. Columbia Gas Transmission Corporation, C.A. No. 95-491. On August 11, 1995 CNG Producing Co. filed an appeal of the Bankruptcy Court's order approving the Producer Settlement. CNG settled their claims with Columbia Transmission; therefore, it is anticipated that this appeal will be withdrawn in the near future.

II.      Regulatory Matters

  A.     Direct Billing of Past Period Production and Production-Related Costs

    1. Columbia Gas Transmission Corp. v. FERC., C.A. No. 94-1727 (U.S. Ct. of App., D.C. Circuit). The appeals of the Texas Eastern Transmission Corporation, Panhandle Eastern Corporation and Trunkline Gas Company orders requiring refund of principal amounts paid by Columbia Transmission without interest have been consolidated. A briefing schedule has been established leading to oral argument on March 19, 1996.

                          PART II - OTHER INFORMATION
                     ITEM 1 - LEGAL PROCEEDINGS (CONTINUED)



  B.  Pipeline Exit Fees

    1. Columbia Gas Transmission Corp., Docket Nos. RP94-315, 316, 317, 318, RP95-98 and RP95-204. These proceedings involve petitions by Columbia Transmission for approval of settlements to resolve outstanding issues, including the payment of exit fees by Columbia Transmission to Wyoming Interstate Company Ltd. (WIC), Trailblazer Pipeline Company (Trailblazer), Natural Gas Pipeline Co. of America (NGPL), Transcontinental Gas Pipe Line Corporation (Transco), Ozark Gas Transmission System (Ozark) and Overthrust Pipeline Corporation (Overthrust).

         On July 17, 1995, Indicated Producers (Chevron USA, Inc.; Conoco, Inc.; Exxon Corp.; Mobil Natural Gas Inc.; Texaco Inc.; and Shell Oil Company) and Cincinnati Gas & Electric Company (CG&E), et al., filed requests for rehearing of the FERC's June 15, 1995 order approving the Customer Settlement. The requests for rehearing were filed only in Docket No. RP95-204 and apply only to the portion of the order pertaining to the Overthrust exit fee settlement and were made only to preserve the parties' rights in the event the Customer Settlement is not finalized.

         On August 14, 1995, CG&E and Mountaineer Gas Company (jointly) and Exxon filed in the D.C. Cir. Court of Appeals protective appeals of the June 15 order as it relates to the WIC, Trailblazer and NGPL exit fee settlements. The appeals are being held in abeyance. On or about October 13, 1995, CG&E and UGI Utilities, Inc (UGI) filed, in the D.C. Circuit Court of Appeals, protective appeals of the September 15 order regarding the Overthrust exit fee settlement.

         On September 15, 1995, the FERC denied rehearing of the May 22, 1995 order approving the Ozark exit fee. On October 13, 1995, the Indicated Producers, other than Shell Oil Company, filed a request for rehearing of the September 15 order which is pending before the FERC. On November 2, 1995 Columbia Transmission filed a motion to dismiss the request for rehearing.


  C.     Transportation Costs Recovery Adjustment (TCRA)

         Columbia Gas Transmission Corp., Docket No. RP95-196-000 and UGI Utilities, Inc. v. Columbia Gulf Transmission Co. and Columbia Gas Transmission Co., Docket No. RP95-392. These proceedings involve the recovery of Account No. 858 costs, including stranded Account No. 858 costs pursuant to the 858 cost tracker (TCRA). On August 2, 1995, the FERC issued an order in Docket Nos. RP94-157 and RP95-196 (1) requiring Staff to convene a Technical Conference and to file a report with the FERC within 120 days, at which Columbia Transmission must support the payments to Columbia Gulf, and (2) creating Docket No. RP95-392 for the complaint filed by UGI and making Columbia Gulf a
         party to the proceeding.   On September 27, 1995, the Technical
         Conference was held. Columbia Transmission's and Columbia Gulf's initial comments on the technical

                          PART II - OTHER INFORMATION
                     ITEM 1 - LEGAL PROCEEDINGS (CONTINUED)



         conference were filed on October 19, 1995. Initial comments were filed by the parties on November 2, 1995, and reply comments by all parties are due on November 16, 1995.

III.     Other

    A. Canada Southern Petroleum Ltd. v. Columbia Gas Development of Canada Ltd. et al., (C.A. No. 9001-03466, Court of Queen's Bench, Alberta, Canada, filed March 7, 1990). In this proceeding the plaintiff asserts, among other things, that the defendant working interest owners, including Columbia Gas Development of Canada Ltd. (Columbia Canada) breached an alleged fiduciary duty to ensure the earliest feasible marketing of gas from the Kotaneelee field (Yukon Territory, Canada). During the week of October 2, 1995, the Court of Queen's Bench denied the Corporation's motion for summary judgment which was premised on the absence of an obligation on the part of the Columbia Gas of Canada to market gas. Plaintiffs had also challenged all costs charged to the carried interest account; the Court required that parameters to the challenge be set so that the challenge amounts are now definable.

                          PART II - OTHER INFORMATION

  Item 2.      Changes in Securities

               None.

  Item 3.      Defaults Upon Senior Securities

               As of September 30, 1995, there were $1,349.8 million of the Corporation's senior securities in default as a result of the Chapter 11 filing. In addition, at the end of the 1995 third quarter $488.9 million of short-term indebtedness was also in default for nonpayment.

  Item 4.      Submission of Matters to Vote of Security Holders

               The Corporation distributed its amended Plan and disclosure statement to its creditors and shareholders in late August 1995, for voting purposes pursuant to procedures approved by the Bankruptcy Court. All ballots were required to be returned by October 13, 1995. Based on preliminary results the Corporation's Plan has been accepted by the necessary majority of shareholders. Final results will be available by November 13, 1995, the scheduled date for the commencement of the confirmation hearing on the Corporation's Plan.

  Item 5.      Other Information

               None

  Item 6.      Exhibits and Reports on Form 8-K
               a.   Exhibits
                    11 Statement re Computation of Per Share Earnings, a copy of which is attached hereto as PART II,
                            EXHIBIT 11, pursuant to Regulation 229.601(b)(11).

                    12 Statements of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, a copy of which is attached hereto as PART II, EXHIBIT 12, pursuant to Regulation 229.601(b)(12).

                    27      Financial Data Schedule.

                          PART II - OTHER INFORMATION



               b.   Reports on Form 8-K
                 The following reports on Form 8-K were not previously reported.

                                        Financial
                   Item                Statements
                  Reported               Included          Date Filed
                  --------              ----------       --------------
                    5                     No             October 4, 1995
                    5                     No             October 18, 1995
                    5                     No             October 20, 1995
                    5                     No             October 25, 1995

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





                                      The Columbia Gas System, Inc.
                                   -----------------------------------
                                                   (Registrant)





Date:  November 9, 1995            By:             /s/ R. E. Lowe
                                      ----------------------------------------
                                        R. E. Lowe
                                        Vice President, Controller and
                                        Chief Accounting Officer