Form 10-K
period 1995-12-31
COLUMBIA GAS SYSTEM INC
filed 1996-02-23
CIK 22099

                                                      Commission File No. 1-1098


 As filed with the United States Securities and Exchange Commission on February
                                   23, 1996.
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       / X /         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended DECEMBER 31, 1995
                                            -----------------

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      /    /         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to _____

             T H E   C O L U M B I A   G A S   S Y S T E M,  I N C.
             ------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                              Delaware                                                    13-1594808
    ------------------------------------------------------------             ------------------------------------
   (State or other Jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)
              20 Montchanin Road, Wilmington, Delaware                                    19807-0020
              ----------------------------------------                                    ----------
              (Address of principal executive offices)                                    (Zip Code)

       Registrant's telephone number, including area code (302) 429-5000
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                    Name of Each Exchange
                        Title of Each Class                                          on Which Registered
                        -------------------                                         --------------------

Common Stock, $10 Par Value . . . . . . . . . . . . . . . . . . . . . . . . . . New York Stock Exchange
7.89% Redeemable Preferred Stock, Series A
5.22% Convertible Preferred Stock, Series B

Debentures
-----------
6.39% Series A due November 28, 2000
6.61% Series B due November 28, 2002
6.80% Series C due November 28, 2005
7.05% Series D due November 28, 2007
7.32% Series E due November 28, 2010
7.42% Series F due November 28, 2015
7.62% Series G due November 28, 2025

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes X or No    .
                                              ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the outstanding common shares of the Registrant held by nonaffiliates as of January 31, 1996, was $2,132,925,000. For purposes of the foregoing calculation, all directors and/or officers have been deemed to be affiliates, but the registrant disclaims that any of such directors and/or officers is an affiliate.

The number of shares outstanding of each class of common stock as of January 31, 1996, was : Common Stock $10 Par Value: 49,208,385 shares outstanding.

                      Documents Incorporated by Reference
                      -----------------------------------

Part III of this report incorporates by reference the Registrant's Proxy Statement relating to the 1996 Annual Meeting of Stockholders and the Quarterly Form 10-Q for the period ended September 30, 1995.

                                   CONTENTS

                                                                                                         Page
Part I                                                                                                   No.
                                                                                                         ----
         Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   3

         Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   7

         Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .                   9

         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . .                  14

Part II

         Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters              14

         Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . .                  15

         Item 7.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations   . . . . . . . . . . . . . . . . . . . . .                  17

         Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . .                  42

         Item 9.  Change In and Disagreements with Accountants on Accounting and
                      Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . .                  77

Part III

         Item 10. Directors and Executive Officers of the Registrant  . . . . . . . . .                  77

         Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . .                  78

         Item 12. Security Ownership of Certain Beneficial Owners and Management  . . .                  78

         Item 13. Certain Relationships and Related Transactions  . . . . . . . . . . .                  78

Part IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K . . .                  78

         Undertaking made in Connection with 1933 Act Compliance on Form S-8  . . . . .                  79

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  80

                                     PART I

ITEM 1.  BUSINESS

General
The Columbia Gas System, Inc. (Columbia) and its subsidiaries comprise one of the nation's largest integrated natural gas systems engaged in natural gas transmission, natural gas distribution, and exploration for and production of oil and natural gas. Columbia is also engaged in related energy businesses including the marketing of natural gas, the generation of electricity, primarily fueled by natural gas; and the distribution of propane. Columbia was organized under the laws of the State of Delaware on September 30, 1926, is a registered holding company under the Public Utility Holding Company Act of 1935, as amended, (1935 Act) and derives substantially all its revenues and earnings from the operating results of its 18 direct subsidiaries. Columbia owns all of the securities of its subsidiaries except for approximately 8
percent of the stock in Columbia LNG Corporation.   Columbia and its
subsidiaries are sometimes collectively referred to herein as the System.

Columbia and its principal pipeline subsidiary, Columbia Gas Transmission Corporation (Columbia Transmission), emerged from bankruptcy on November 28, 1995, after filing separate petitions for protection under Chapter 11 of the
Federal Bankruptcy Code on July 31, 1991.   During the bankruptcy period both
Columbia and Columbia Transmission were debtors-in-possession under the Bankruptcy Code and continued to operate their businesses in the normal course subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware.

Transmission Operations
Columbia's two interstate pipeline subsidiaries, Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf), operate a 23,200-mile pipeline network extending from offshore in the Gulf of Mexico to Lake Erie,
New York and the eastern seaboard.   In addition, Columbia Transmission
operates one of the nation's largest underground natural gas storage systems. The transmission subsidiaries serve directly or indirectly eight million customers in fifteen northeastern, midatlantic, midwestern, and southern states and the District of Columbia. Columbia Gulf's pipeline system, extends from offshore Louisiana to West Virginia, and transports a major portion of the gas delivered by Columbia Transmission. It also transports gas for third parties within the production areas of the Gulf Coast.

Since November 1, 1993, following a fundamental restructuring of the gas industry that was brought about by new federal regulations, Columbia Transmission has eliminated its merchant function. It now provides an array of competitively priced natural gas transportation and storage services for local distribution companies and industrial and commercial customers who contract directly with producers or marketers for their gas supplies.

Distribution Operations
Columbia's five distribution subsidiaries provide natural gas service to nearly 2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The distribution subsidiaries purchase gas for and sell gas to high priority (mostly residential) customers and transport gas for certain industrial and commercial customers who purchase gas from other sources. More than 30,600 miles of distribution pipelines serve these major markets.

Oil and Gas Operations
Columbia's oil and gas exploration and production subsidiaries, Commonwealth Natural Resources, Inc. (CNR) and Columbia Gas Development Corporation (Columbia Development), explore for, develop and produce oil and natural gas in the United States. In an effort to strategically focus its resources, Columbia recently announced its intent to sell Columbia Development, its Southwest oil and gas subsidiary. Columbia believes that the strategic value to the System of drilling for oil and gas in the Southwest has diminished. Columbia Development accounts for approximately 196 Bcf equivalent of proved oil and natural gas reserves.

Columbia plans to retain its larger and more strategically placed Appalachian oil and gas subsidiary, CNR, which is closer to Columbia's customer base and pipeline service territory. As of December 31, 1995, CNR held interest in more than 2.2 million net acres of gas and oil leases and had proved gas and oil reserves in excess of 609 Bcf equivalent.

Other Energy Operations
Columbia Energy Services Corporation (CES), Columbia's nonregulated natural gas marketing company, provides an array of supply and fuel management services to distribution companies, independent power producers and other large end users both on and off Columbia's transmission and distribution pipeline systems. CES opened the Columbia Energy Market Center in 1994 to provide one-stop shopping for natural gas supply and transportation services to help customers better manage their energy costs and in 1995 added electronic trading to its list of services, making real-time trading of natural gas supplies and pipeline capacity easier and more efficient.

TriStar Ventures is involved in four cogeneration projects that produce both electricity and useful thermal energy. These projects are fueled principally by natural gas. TriStar Ventures holds various interests in these facilities that have a total capacity of nearly 300 megawatts.

Columbia Propane Corporation and Commonwealth Propane, Inc., sell propane at wholesale and retail to approximately 74,300 customers in eight states.

Columbia Coal Gasification has in excess of 500 million tons of coal reserves in the Appalachian area, much of which contains less than 1% sulfur. Approximately 50% of these reserves are leased to other companies for development.

Columbia LNG Corporation is a partner with Potomac Electric Power Company in the Cove Point LNG Limited Partnership which recently began commercial operation of one of the largest natural gas peaking and storage facilities in the United States located at Cove Point, Maryland. The facility enables liquefied natural gas to be stored until needed for the winter peak-day requirements of utilities and other large gas users. The facility has the capacity to liquefy natural gas at a rate of 15,000 mcf of natural gas per day.

Columbia Gas System Service Corporation provides centralized, cost-efficient data processing, financial, accounting, legal and other services to the System.

For additional discussion of the System's business segments, including financial information for the last three fiscal years, see Item 7, pages 17 through 42 and Note 16 on pages 68 through 70 of Item 8.

Recent Management Changes
Oliver G. Richard III joined Columbia April 28, 1995 as Chairman, Chief Executive Officer and President. Prior to joining Columbia, Mr. Richard served as Chairman, Chief Executive Officer and President of New Jersey Resources Corporation (NJR). He joined NJR in 1991 after three years as President and Chief Executive Officer of Northern Natural Gas Company, the major pipeline subsidiary of Enron Corporation. Prior to that, Mr. Richard also served as Senior Vice President and, subsequently, Executive Vice President of Enron Gas Pipeline Group and Vice President and General Counsel of Tenngasco, an unregulated gas trading subsidiary of Tenneco, Inc. From 1982 to 1985 Mr. Richard served as a Commissioner of the Federal Energy Regulatory Commission
(FERC) where he was instrumental in promulgating initiatives aimed at increasing competition and efficiencies among federally regulated energy providers. From 1978 to 1981 he served as a legislative assistant for energy issues to the Honorable Bennett Johnston, U.S. Senator from Louisiana.

In September 1995, Peter M. Schwolsky was appointed Senior Vice President and Chief Legal Officer of Columbia. He had previously been Executive Vice President for Law and Corporate Development for NJR. Other recent appointments include the election of Robert C. Skaggs, Jr., as President and Chief Executive Officer of Columbia Gas of Ohio, Inc. and Columbia Gas of Kentucky, Inc., and Catherine Good Abbott as Chief Executive Officer of Columbia Transmission and Columbia Gulf. Mr. Skaggs was previously Executive Vice President and Chief Financial Officer of Columbia's distribution subsidiaries. Ms. Abbott was a Principal at Gem Energy Consulting, Inc., (Gem) and prior to that was a vice president at various business units within Enron Corporation. Also from Gem, Stephen J. Harvey was recently appointed as the Vice President of Strategic Planning for Columbia Gas System Service Corporation, and Terrance L. McGill was elected President of Columbia Gulf. Prior to Gem, Mr. Harvey was President of NJR Energy and Mr. McGill held an executive position with various Enron pipelines. W. Henry Harmon, the former Treasurer and Controller of Columbia Natural Resources, one of the two exploration and production subsidiaries, was selected as the new President of Columbia Natural Resources and Columbia Coal Gasification. Dr. Michael J. Gluckman, formerly President of Paradigm Power, a subsidiary of NJR, was selected as the new Chief Executive Officer of TriStar Ventures.

Competition and Business Strategies
The natural gas and energy markets are undergoing tremendous change. Over the past ten years open access over interstate pipelines to natural gas supplies has developed and the commodity price of gas has been deregulated. During this period, distribution companies, larger industrial and commercial customers and marketers began to purchase gas directly from producers and marketers; and an open competitive market for gas supplies emerged. This separation or "unbundling" of the transportation and other services offered by pipelines allows customers to select the services they want independent from the purchase of the commodity. Many believe that this "unbundling" of services and deregulation of the commodity price will occur at the distribution company level as well, and that the distribution companies will face competition in the sale of gas, or largely confine their activities to the transportation of the commodity and related services. At the same time that the natural gas markets are evolving, the markets for competing energy sources are also changing. Open access to interstate transmission of electricity is under investigation by the FERC and, if introduced, could result in increased competition in the market for electricity. The energy market of the future may be characterized by open competition not only in the market for supply of a particular commodity but also open competition between interchangeable fuels. This change in the energy markets will not happen overnight and perhaps not within the next five to ten years, if at all.

In order to capitalize on the opportunities presented by this increasingly competitive environment, Columbia's management is intent on developing a more agile, customer-focused organization which will utilize Columbia's core asset strengths, its expansive customer base and its knowledge and experience in the energy markets to remake Columbia into a "total energy company" - a leading provider of energy and energy services. To achieve this goal, Columbia has developed the following strategic initiatives:

         Capitalize on Core Asset Strengths. Management intends to capitalize on its core asset strengths in order to compete more effectively in an increasingly competitive energy marketplace. Columbia will focus on and expand its core businesses, allocating approximately 90% of planned 1996 capital investment to the transmission and distribution segments. Consistent with this focus Columbia has announced a $400 million expansion of Columbia Transmission's storage and transportation systems which is expected to be substantially completed in the period from 1997 to 1999. The recent announcement of Columbia's intention to sell Columbia Development is consistent with this new strategy, following the determination that the strategic value to Columbia of drilling for gas in the Southwest had diminished. In contrast, the reserves held by Columbia's Appalachian oil and gas subsidiary, CNR, have greater strategic value due to their location.

         Exploit Synergies. Unlike the structure of many of its peers, Columbia's distribution, storage and Appalachian oil and gas production operations form a grid connected from within by Columbia Transmission. Columbia intends to embark on a system-wide marketing strategy that will provide customers with a variety of unbundled gas supply services - gathering, processing, transportation, storage, distribution and other energy delivery services. Columbia is also seeking to capitalize on the efficiencies of its integrated system through initiatives with regulators designed to promote rate structures that will reward Columbia's transmission and distribution subsidiaries for enhanced productivity and efficiency.

         Develop Non-Regulated Energy Business. Columbia's extensive presence in the northeast, mid-atlantic and midwestern regions of the country provides significant opportunities to offer customers a wide variety of non-regulated energy-related products and services. Currently CES, Columbia's non-regulated marketing subsidiary, actively markets natural gas and a broad range of natural gas-related products and services. In order to expand the scope of energy services and products offered by CES, or another subsidiary, Columbia has filed an application under the 1935 Act seeking authority to offer a wide array of products and services to energy consumers. These non-regulated energy-related products and services would be offered to all energy consumers within its wholesale and retail market area. In addition, Columbia has filed an application with the U.S. Securities and Exchange Commission (SEC) under the 1935 Act for authority to market all forms of energy. Columbia's gas marketing subsidiary already operates an electronic system for the trading of natural gas supplies and transportation-related services, The Fast Lane(TM), that could be expanded to allow instantaneous trading of any energy commodity. Columbia expects that the SEC will approve the concept of electricity marketing by natural gas registered holding company systems in the near future and that an appropriate order will be issued for Columbia on a timely basis. Columbia anticipates the expansion of energy-related and power marketing services over time so that ultimately Columbia will be able to provide its customers with one- stop shopping for all their energy needs.

         Streamline Organizational Structure. In February 1996, Columbia's transmission and distribution subsidiaries commenced a top-down review of their management structure and operations in an effort to streamline their organizational structure and improve customer service. The studies will examine all aspects of Columbia's operations including the configuration and location of its management. No decisions have been made as yet and it is premature to estimate the potential costs and/or savings, if any, which might result from implementation of any recommendations resulting from the studies. This review parallels a similar effort involving the Columbia Gas System Service Corporation which was previously initiated. Columbia anticipates that changes in organizational structure and operation will occur over a period of time. For example, the recently announced management changes for the distribution subsidiaries, which provide for the president and chief executive officers to report directly to Mr. Richard, are the beginning of an effort to flatten Columbia's organizational structure. Columbia also recently implemented various operational and maintenance cost reductions in its Appalachian exploration and production subsidiary and believes that similar cost reductions are likely in other business segments.

         Implement CVA. Underpinning Columbia's financial strategy is the recent application of a value added approach (CVA), to all of its businesses. CVA is a financial process as well as a financial measure that determines whether the anticipated return on a business activity or project exceeds its risk adjusted capital cost. The CVA process was initiated to encourage
Columbia's employees to think in terms of value enhancement.   All material,
discretionary capital expenditures will be subject to the CVA process.
Columbia believes the effects of CVA are beginning to materialize, reflecting net planned investment reductions in a number of Columbia's business segments. This new management tool aided Columbia in its decisions to allocate capital to Columbia Transmission's planned expansion and to divest Columbia Development. CVA is also being employed in Columbia's strategic planning process and in the setting of management compensation levels.

         Maintain Financial Flexibility. As a result of its bankruptcy recapitalization, Columbia achieved one of the lowest average costs of debt in the natural gas industry (7.03%) with an average maturity of 14 years and, as of year- end 1995, had a 57% ratio of long-term debt to total capital. Columbia's debentures are currently rated Baa3/BBB/BBB by Moody's/S&P/Fitch, respectively. One of management's objectives is to improve the credit quality and debt ratings of Columbia over time, to better position Columbia to take advantage of business opportunities as they arise. However, there can be no assurance that Columbia will be successful at improving or maintaining its credit quality or debt ratios.

         The foregoing discussion includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although Columbia believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals or strategies will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements or projections included herein include regulatory actions, the pace of deregulation of domestic retail natural gas and electricity markets, the timing and extent of change in commodity prices for all forms of energy and the timing and extent of Columbia's efforts to implement changes planned by management.

Other Relevant Business Information
The System's customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.

Certain subsidiaries file reports with various federal agencies containing estimates of company-owned oil and gas reserves. These estimates are generally consistent, but not always comparable, to those reported in the 1995 Annual Report to Shareholders.

As of January 31, 1996, the System had 9,981 full-time employees of which 2,073 are subject to collective bargaining agreements.

Information relating to environmental matters is detailed in Item 7 pages 24 through 25, page 31 and page 37 and in Item 8, Note 13G on pages 66 through 68.

For a listing of the subsidiaries of Columbia and their lines of business refer to Exhibit 21.

ITEM 2. PROPERTIES

Information relating to properties of subsidiary companies is detailed below and on page 8 and pages 72 through 75 of Item 8 under Note 18. The System also owns coal interests in the Appalachian area. Assets under lien and other guarantees are described on page 65 in Note 13D of Item 8.

Neither Columbia nor any subsidiary knows of material defects in the title to any real properties of the subsidiaries of Columbia or of any material adverse claim of any right, title, or interest therein, pending or contemplated. Substantially all of Columbia Transmission's property has been pledged to Columbia as security for First Mortgage Bonds issued by Columbia Transmission to Columbia.

                                OIL AND GAS DATA


Acreage - At December 31, 1995


                                                  Developed Acreage                         Undeveloped Acreage
                                            ----------------------------             -------------------------------
                                              Gross             Net                     Gross              Net
                                            ---------       -----------               ----------        -----------
  Appalachian . . . . . . . . . . .         1,642,183         1,551,157                  812,414            671,788
  Southwest - Onshore . . . . . . .            70,567            34,459                  155,560             80,917
  Southwest - Offshore  . . . . . .           162,951            53,858                   80,555             54,415
  Rocky Mountain  . . . . . . . . .            22,111            10,885                  181,621            106,634
  Other Areas . . . . . . . . . . .               114                57                        -                  -
                                          -----------        ----------              -----------        -----------
       Total .  . . . . . . . . . .         1,897,926         1,650,416                1,230,150            913,754
                                          ===========        ==========              ===========        ===========


Net Wells Completed - 12 Months Ended December 31

                           Exploratory               Development                    Total
                      --------------------       --------------------       --------------------
                      Productive       Dry       Productive      Dry        Productive      Dry
                      ----------       ---       ----------      ---        ----------     -----
 1995   . . . .           4            4             64           21             68(a)        25
 1994   . . . .           3            9             78           14             81(a)        23
 1993   . . . .           2           10             91           18             93(a)        28



Productive and Drilling Wells - At December 31, 1995

                             Production Wells
                  ------------------------------------
                      Gross(b)              Net                  Wells Drilling
                  --------------    ------------------          ---------------
                    Gas     Oil        Gas       Oil             Gross      Net
                  ------   -----     ------     ------          ------      ---
                   6,419     693      5,765      375              34        22


(a) Includes 18 net horizontal wells in 1995, 17 net horizontal wells in 1994 and 17 net horizontal wells in 1993.

(b) Includes 791 multiple completion gas wells and 14 multiple completion oil wells, all of which are included as single wells in the table. Also includes 52 gross productive horizontal wells.

            GAS PROPERTIES OF SUBSIDIARIES - AS OF DECEMBER 31, 1995


                                                                        Miles of Pipeline     Compressor Stations
                                                   Underground     -------------------------  -------------------
                                                     Storage       Gathering                            Installed
                                                 ---------------     and     Trans-  Distri-             Capacity
           Subsidiaries                  State   Acreage   Wells   Storage  mission  bution    Number        (hp)
---------------------------------------  -----   -------   -----   -------  -------  -------   ------   ---------
Columbia Gas of Kentucky, Inc. . . . . .   KY          -       -         -        -    2,272        -          -
Columbia Gas of Maryland, Inc. . . . . .   MD          -       -         -        -      589        -          -
Columbia Gas of Ohio, Inc. . . . . . . .   OH          -       -         -        -   17,374        -          -
Columbia Gas of Pennsylvania, Inc. . . .   PA      3,364       8         4        -    6,758        1        825
Commonwealth Gas Services, Inc.. . . . .   VA          -       -         -        -    3,610        -          -
Columbia Gas Transmission Corporation. .   DE          -       -         -        3        -        -          -
                                           KY          -       -       947      770        -        9     19,420
                                           MD        945       -        23      182        -        1     12,000
                                           NJ          -       -         -       78        -        -          -
                                           NY     26,083     143        67      496        -        4      6,280
                                           NC          -       -         -        1        -        1      1,356
                                           OH    485,164   2,463     2,753    4,112        -       28    101,685
                                           PA     63,848     270       627    2,064        -       29     67,884
                                           VA          -       -       128    1,117        -       11     56,720
                                           WV    289,621     816     3,030    2,571        -       51    304,837
Columbia Gulf Transmission Company . . .   AR          -       -         -        8        -        -          -
                                           KY          -       -         -      716        -        2     70,290
                                           LA          -       -         -    2,055        -        6    201,200
                                           MS          -       -         -      659        -        3    118,800
                                           TN          -       -         -      556        -        2     83,000
                                           TX          -       -         -      202        -        -          -
                                           WY          -       -         -       10        -        -          -
Columbia Natural Resources, Inc. . . . .   KY          -       -       432        -        -        -          -
                                           MI          -       -         6        -        -        -          -
                                           NY          -       -         2        -        -        -          -
                                           OH          -       -        99        -        -        -          -
                                           PA          -       -         8        -        -        -          -
                                           VA          -       -        25        -        -        -          -
                                           WV          -       -       171        -        -        -          -
                                                 -------   -----   -------   ------  -------  -------  ---------
Total  . . . . . . . . . . . . . . . . .         869,025   3,700     8,322   15,600   30,603      148  1,044,297
                                                 =======   =====   =======   ======  =======  =======  =========

NOTE: This table excludes minor gas properties and all construction work in progress. The titles to the real properties of the subsidiaries of Columbia have not been examined for the purpose of this document. Neither Columbia nor any subsidiary knows of material defects in the title to any of the real properties of the subsidiaries of Columbia or of any material adverse claim of any right, title, or interest therein, pending or contemplated. Substantially all of Columbia Transmission's property has been pledged to Columbia as security for First Mortgage Bonds issued by Columbia Transmission to Columbia.

ITEM 3.   LEGAL PROCEEDINGS

I.     Shareholder Class Actions and Derivative Suits

       After the June 19, 1991 announcement of Columbia's proposed charge to second quarter earnings and suspension of its dividend, seventeen complaints including suits purporting to be class actions, or alleging claims common to the purported class actions, were filed in the U.S. District Court for the District of Delaware. These actions were consolidated under the style In re Columbia Gas Securities Litigation, Consol. C.A. No. 91-357. The complaints named as defendants Columbia, members of Columbia's Board of Directors as of June 1991, certain officers, Columbia's independent public accountants and Columbia's underwriters for its 1990 common stock offering (the Defendants). A class was certified and a negotiated settlement was approved as fair and reasonable by the District Court of Delaware, following notice to the class and a hearing. The order approving the settlement became final and non-appealable on December 6, 1995. While a small number of potential class members, holding less than 15,000 shares timely completed the appropriate forms in order to elect to "opt out" of the class, as of the date hereof no such opt-outs have commenced an action. In addition, persons holding approximately 450 shares elected to assert their opt-out claims directly against Columbia in the bankruptcy proceedings, with the Bankruptcy Court retaining post-confirmation jurisdiction to address such claims. Columbia is in the process of determining the most efficient procedure to resolve such claims. As part of the settlement and related agreements among the defendants in this action, Columbia agreed to indemnify the officers and directors and the underwriter defendants with respect to any claims that may be asserted against them by the opt-out holders.

       Also in 1991, three derivative actions were filed in the Court of Chancery in and for New Castle County (Delaware) alleging that Columbia's directors breached their fiduciary duties at that time. Consistent with the recommendation of the Special Litigation Committee of Columbia's Board of Directors, the derivative action, In re Columbia Gas Derivative Litigation, Consol. C.A. 12159 (Del. Chan. Ct.), was dismissed with prejudice pursuant to Columbia's Plan of Reorganization.

II.    Purchase and Production Matters

       A.   Matters that have been resolved.

          1. CNG Producing Co. v. Columbia Gas Transmission Corporation, C.A. No. 95-491 (U.S. Dist. Ct. of Del. 1995). On August 11, 1995 CNG Producing Co. filed an appeal of the Bankruptcy Court's order approving the Producer Settlement. CNG settled its claims with Columbia Transmission and withdrew its appeal by stipulation of dismissal entered on November 7, 1995.

         2. The following matters were resolved upon confirmation of Columbia Transmission's Plan of Reorganization or by a settlement with Producers which was approved by the Bankruptcy Court on June 16, 1995 and became effective upon confirmation of Columbia Transmission's Plan of Reorganization:

               a. Phillips Production Co. v. Columbia Gas Transmission Corp., C.A. No. 89-0269, (U.S. Dist. Ct., W.D. Pa. filed February 7, 1989).

               b. Wagner & Brown v. Columbia Gas Transmission Corp., C.A. No. 83-15091 (Orleans Parish (La.) C.V. Dist. Ct. filed September 6, 1983).

               c. Koch Industries Inc. v. Columbia Gas Transmission Corp., C.A. No. 89-2156 (U.S. Dist. Ct., E.D. La., filed May 12, 1989); Columbia Gas Transmission Corp. v. Koch Industries, Inc., C.A. No. 91-0174, (U.S. Dist. Ct., E.D. La. 1991); Koch Industries, Inc. v. Columbia Gas Transmission Corp., C.A. No. 91-0177 (U.S. Dist. Ct. E.D. La. 1991).

               d. Energy Development Corp. v. Columbia Gas Transmission Corp., C.A. No. CV91-0960 (U.S. Dist. Ct., W. D., La., division Lafayette/Opelousas, filed May 13, 1991).

               e. Columbia Gas Transmission Corp. v. Alamco, Inc., C.A. No. 88-C-38-2 (Harrison (W.Va) Cir. Ct. filed January 15, 1988).

               f. Vescorp Industrial 81V and Clinton Development 81-A and Clinton Oil Co. v. Columbia Gas Transmission Corp., C.A. No. CV 0791 (N.D.
Ohio).

               g. Certain Royalty Owners Litigation:

                  Moore-Sams Field:

                  A.  Tidewater Land Co. Ltd. v. Amoco Production Co.,   No.
                  88-594, (U.S. Dist. Ct., N.D. La. 1988).

                  B. Fulmer v. Amoco Production Co., No. 88-23304, (U.S. Dist. Ct., E.D. La. 1988).

                  C. Hurst v. Amoco Production Co., No. 88-23305, (U.S. Dist. Ct., E.D. La. 1988).

                  These suits involved prepetition claims by royalty owners of gas production from the Moore-Sams Field in Louisiana seeking damages for alleged underpayment of royalties by producers with whom Columbia Transmission may have had an indemnification obligation regarding underpayment of royalties. These claims have been resolved in Columbia Transmission's Plan of Reorganization.

            B. Pending Producer Matters

               1. Estimation Proceedings. Claims by certain producers for damages resulting from the rejection of gas purchase contracts remain unresolved as discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

               2. Daniel Garshman v. Columbia Gas Transmission Corporation, No. ATL-L-000172-88, (Sup. Ct. of N.J. 1993). On February 17, 1993,
plaintiffs, who are investors in an Appalachian producer and claim to be third party beneficiaries of the contracts between Columbia Transmission and the producer, filed a motion seeking to have their status as third party beneficiaries recognized and seeking to have their claims against Columbia Transmission liquidated separately from the estimation procedure established by the Bankruptcy Court to deal with producer claims. By order dated April 5, 1993, the Bankruptcy Court lifted the stay in order to allow the New Jersey State Court to determine whether plaintiffs enjoyed third party beneficiary status in the pending State Court action. On November 9, 1994, the New Jersey State Court denied cross-motions for summary judgment on the question of third party liability. However, the Bankruptcy Court held that movants' claims, to the extent liability of Columbia Transmission to such investors might be established, would be quantified pursuant to the estimation procedure. A plenary non-jury trial was held in early 1995 and at the conclusion of plaintiffs' case, the Court granted Columbia Transmission's motion for directed verdict and dismissed the complaint with prejudice. The Court found that plaintiffs were not third party beneficiaries under the contracts between Columbia Transmission and the Appalachian producers with which the plaintiffs had invested. On March 23, 1995, Plaintiffs filed a notice of appeal in the New Jersey Superior Court, Appellate Division (No. A-3714-94T3). On April 6, 1995, Columbia Transmission filed a notice of cross appeal based on the State Court's failure to grant its motion for summary judgment. Briefing has been complete since October 25, 1995.

               3. New Ulm and Fox v. Mobil Oil Corporation, Columbia Gas Transmission Corp. and Columbia Gulf Transmission Co., C.A. No. 88-V-655 (155th Judicial Dist. Ct. of Austin County, TX). New Ulm alleged Columbia Transmission incorrectly paid for gas on the basis of Columbia Transmission's market-out price rather than the higher price New Ulm claimed was available to it under the contracts.

               After the Bankruptcy Court entered an order modifying the automatic stay provisions of the Bankruptcy Code, jury trial began on June 22, 1992, and concluded with a verdict against Columbia Transmission on July 2, 1992, in the amount of approximately $5.6 million, including interest. On July 30, 1992, the Court denied Columbia Transmission's motion for summary judgment notwithstanding the jury's verdict and entered judgment against Columbia Transmission in such amount for actual damages, prejudgment interest and attorneys' fees. On July 28, 1994, the Court of Appeals for the First District of Texas found that evidence proferred by Columbia Transmission was improperly excluded from trial. Consequently, the Court reversed the trial court's judgment and remanded the matter to the trial court for proceedings not inconsistent with the Court of Appeals opinion. Motion for rehearing by Columbia Transmission and New Ulm were denied in October, 1994. On December 5, 1994, both parties filed applications for writ of error with the Supreme Court of Texas. On January 11, 1996, the Supreme Court of Texas granted Columbia Transmission's application for writ of error on three of its four points of error and granted New Ulm's application for writ of error with a "because" notation indicating it was granted because of the court's action on Columbia Transmission's application.

            4. New Bremen Corp. v. Columbia Gas Transmission Corp. and Columbia Gulf Transmission Co., No. 88V-631 (Dist. Ct. Austin County, TX). On November 16, 1988, New Bremen filed a complaint alleging it is entitled to a higher price under the contract than the market-out price Columbia Transmission paid for past periods. On January 10, 1989 Columbia Transmission removed the case to United States District Court for the Southern District of Texas (No. H-89-0072).

               While the parties' motions for partial summary judgments were pending with the court, Columbia Transmission filed a petition in Bankruptcy Court automatically staying any action thereon. By order entered December 7, 1992, the Bankruptcy Court modified the automatic stay to allow the Texas Court to decide the pending motions for summary judgment. On August 11, 1995, an order was entered granting Columbia Transmission's motion for partial summary judgment and denying New Bremen's motion for partial summary judgment on the issue of contract interpretation. On August 29, 1995, the U.S. District Court denied New Bremen's motion to withdraw and set aside the Texas Court's August 11, 1995 order granting Columbia Transmission's motion for partial summary judgment because of bankruptcy stay, but stated that it would withdraw and vacate its order if the Bankruptcy Court determined that it was in violation of the automatic stay. On November 2, 1995, the Bankruptcy Court denied New Bremen's motion for an order that the August 11, 1995 order granting partial summary judgment in favor of Columbia Transmission was a violation of the automatic stay provision of the U.S. Bankruptcy Code.

III.        Regulatory Matters

            A. The following matters were resolved by the Customer Settlement which was approved by FERC on June 15, 1995 and became effective and was implemented on November 28, 1995 as a result of final Bankruptcy Court approval of Columbia Transmission's plan of reorganization.

               1. Columbia Gas Transmission Corp., FERC Docket Nos. RP91-41.

               2. Columbia Gas Transmission Corp., FERC Docket No. GP94-2.

               3. Tennessee Gas Pipeline Co., Docket Nos. RP94-113.

               4. Columbia Gas Transmission Corp., Docket Nos. RP94-157 and
                  RP95-196. (Except as to the issue discussed in item (D)(1) below.)

               5. Columbia Gas Transmission Corp., FERC Docket Nos. TA91-1-21,
                  and RP94-158.

               6. Columbia Gulf Transmission Co., Docket Nos. RS92-5.

            B. Tennessee Gas Pipeline Take-or-Pay Transition Cost Recovery Filing, Docket No. RP96-61. On November 30, 1995, Tennessee Gas Pipeline Company (Tennessee) made a filing to direct bill Columbia Transmission for $115,303 of costs it incurred as defined under FERC Order No. 528. Columbia Transmission is protesting the direct bill on the bases that a FERC-approved settlement Tennessee reached with its current and former customers allows for collection of such costs based on current (at the time of filing) firm entitlements only and that the FERC-approved settlement between Columbia Transmission and Tennessee provided for the payment of an exit fee in consideration for Tennessee's termination of its transportation contracts with Columbia Transmission. As a result of these settlements, Columbia Transmission had no current firm entitlements on Tennessee at the time of the filing and therefore believes that it no longer has an obligation with respect to such costs.

               On December 29, 1995, FERC issued an order accepting the filing, subject to refund, but ordered Columbia Transmission and parties which support Columbia Transmission to submit briefs by January 29, 1996 on the issues raised by Columbia Transmission.

               Considering Tennessee's method of calculating the direct bill, Columbia Transmission's total exposure could be as high as $5 million. Columbia Transmission's management believes that the likelihood of Columbia Transmission incurring a liability is remote.

               C. Direct Billing of Past Period Production and
                  Production-Related Costs

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

               Columbia Transmission agreed to settlements with four of its pipeline suppliers, which were initially approved by FERC orders issued February 11, 1993. However, by orders issued January 12, 1994, the FERC granted requests for rehearing by Columbia Transmission's customers and rejected the settlements because they provided for rate recovery of the settlement payments to its pipeline suppliers. The FERC held that such rate recovery was barred by Columbia Transmission's 1985 PGA Settlement. The same orders directed the pipeline suppliers to refund all principal Order Nos. 94/473 direct billed amounts collected from Columbia Transmission, but provided that no interest would be required on such refunds. FERC issued a similar ruling with regard to the fifth pipeline supplier on February 13, 1995.

               Columbia Transmission and its pipeline suppliers filed petitions for review of the FERC's orders with the United States Court of Appeals for the District of Columbia Circuit. A briefing schedule has been established leading to oral argument on March 19, 1996.

               On November 21, 1995, Columbia Transmission and Texas Eastern reached an agreement to resolve the issues in Docket No. RP85-170 and related appeals. The agreement provided for Texas Eastern to refund to Columbia Transmission a principal amount of $11,948,555.73, interest in the amount of $1,440,000 for the period prior to October 1, 1994, and additional interest on the principal amount for the period October 1, 1994, to the date of the refund. A refund report was filed with FERC by Texas Eastern, which was approved on February 2, 1996. An order dismissing the related appeals was issued on December 7, 1995.

               On December 21, 1995, Columbia Transmission entered into an agreement with Texas Gas to resolve the issues in Docket No. RP85-181. Under the settlement, Texas Gas refunded a principal amount of $9,582,552.50, post-February 11, 1994 interest of $1,468,424.44 and additional pre-February 11, 1994 interest of $850,000. A refund report was filed with FERC by Texas Gas asking for an order accepting the refund report and terminating proceedings. An order dismissing the related appeals was issued on January 22, 1996.

            D. Transportation Costs Recovery Adjustment (TCRA)

            1. Columbia Gas Transmission Corp., Docket No. RP95-196 and UGI Utilities, Inc. v. Columbia Gulf Transmission Co. and Columbia Gas Transmission Corp., Docket No. RP95-392. On March 1, 1995, Columbia Transmission filed its semi-annual TCRA filing in Docket No. RP95-196 to recover operational and stranded Account No. 858 costs (including exit fees) paid to upstream pipelines. Numerous protests to the filing were made, particularly with regard to Columbia Transmission's recovery of certain costs paid to Columbia Gulf.

               On March 30, 1995, FERC accepted the annual filing, subject to refund and conditions. Columbia Transmission was required to further document and support why it is appropriate to recover an additional $39 million of costs paid to Columbia Gulf.

               The April 17, 1995 settlement approved by FERC on June 15, 1995, in Docket No. GP94-2, resolved all issues in this docket except Columbia Transmission's recovery of cost paid to Columbia Gulf under the T-1 Rate schedule.

               On August 2, 1995, the FERC issued an order in Docket Nos. RP94-157 and RP95-196 (1) requiring Staff to convene a Technical Conference and to file a report with the FERC within 120 days, at which Columbia Transmission must support the payments to Columbia Gulf, and (2) creating Docket No. RP95-392 for the complaint filed by UGI and making Columbia Gulf a party to the
proceeding.   On September 27, 1995, the Technical Conference was held.
Columbia Transmission's and Columbia Gulf's initial comments on the technical conference were filed on October 19, 1995. Initial comments were filed by other parties on November 2, 1995, and reply comments by all parties were filed on November 16, 1995. This matter is pending FERC action.

IV.  Insurance Coverage Litigation

               A. Columbia Gas Transmission Corp. v. Aetna Casualty & Surety Co., C.A. No. 94-C-454 (Kanawha (W.Va.) Cir. Ct. filed March 14, 1994). Columbia Transmission filed a complaint in West Virginia State Court seeking coverage from various insurers and under various insurance policies for environmental cleanup costs. All insurers have responded to the complaint.
The case is currently stayed until March 1, 1996 under an agreed scheduling order entered by the Court on November 29, 1995, in order to allow informal discussions among the parties to the litigation. The parties have also entered into an agreed order concerning a special discovery master which was also entered by the Court.

               B. Columbia Gulf Transmission Co. v. Aetna Casualty & Surety Co., C.A. No. 95-C-177 (Kanawha (W.Va.) Cir. Ct. filed January 19, 1995). Columbia Gulf filed a complaint in West Virginia State Court seeking coverage from various insurers and under various insurance policies for environmental cleanup costs. The case is currently stayed until March 1, 1996 under an agreed scheduling order entered by the Court on December 1, 1995, in order to allow informal discussions among the parties to the litigation. The parties have also entered into an agreed order concerning a special discovery master which was also entered by the Court.

V.   Other

            A. In re Marcor Environmental, Inc. v. Columbia Gas Transmission Corp. On September 30, 1994, EPA Region III issued a complaint and notice of opportunity for hearing against Marcor Environmental, Inc. (Marcor) and Columbia Transmission for alleged violations of the Clean Air Act Amendments of 1990 arising from Marcor's removal of asbestos at Lanham Compressor Station at Lanham, West Virginia in 1993. The complaint which seeks a penalty of $162,500 alleges failure by Marcor and Columbia Transmission, as owner of the facility, to adequately wet the asbestos material and to ensure it remained wet pending disposal. On November 4, 1994, Columbia Transmission filed an answer and a motion to dismiss. A settlement conference among EPA Region III, Marcor and Columbia Transmission was held on January 12, 1995. Marcor has subsequently agreed to indemnify Columbia Transmission for all liabilities arising from the complaint.

            B. On January 9, 1996, Columbia Transmission and Columbia Gulf each entered into a one year tolling agreement with Monsanto Company. The possible claims by the Columbia Companies against Monsanto Company covered by the tolling agreement relate to polychlorinated biphenyls (PCBs) manufactured by Monsanto that have contaminated Columbia Transmission's and Columbia Gulf's pipeline system, including pipelines, associated buildings and equipment, on-site and off-site soils, groundwater, surface water, or other media. The tolling agreement permits Columbia Transmission and Columbia Gulf more time to assess the applicable issues with Monsanto while still preserving the right as plaintiffs to file suit in the jurisdiction of its choice.

            C. Canada Southern Petroleum Ltd. v. Columbia Gas Development of Canada Ltd. (C.A. No. 9001-03466, Court of Queen's Bench, Alberta, Canada, filed March 7, 1990). The plaintiff asserts, among other things, that the defendant working interest owners, including Columbia Gas Development of Canada Ltd. (Columbia Canada) and various Amoco affiliates, breached an alleged fiduciary duty to ensure the earliest feasible marketing of gas from the Kotaneelee field (Yukon Territory, Canada). The plaintiff seeks, among other remedies, the return of the defendants' interests in the Kotaneelee field to the plaintiff, a declaration that such interests are held in trust for the plaintiff, and an order requiring the defendants to promptly market Kotaneelee gas or assessing damages.

               In November, 1993 the plaintiffs amended their Amended Statement of Claim to include allegations that the balance in the Carried Interest Account (an account for operating costs which are recoverable by working interest owners) which is in excess of the balance as of November 1988 should be reduced to zero. Columbia, on behalf of Columbia Canada, consented to the amendment in consideration of the plaintiff's acknowledgment that some $63 million was properly charged to the account. However, Columbia and Columbia Canada continue to dispute the claim to the extent that the claim challenges expenditures incurred since November 1988, including expenditures made after Columbia Canada was sold to Anderson Exploration Ltd. effective December 31, 1991, and the company name was subsequently changed to Anderson Oil & Gas, Inc.

               During the week of October 2, 1995, the Court of Queen's Bench denied Columbia's motion for summary judgment which was premised on the absence of an obligation on the part of Columbia Gas of Canada to market gas.

               A trial is scheduled to commence in September 1996 by the Court of Queens Bench.

               Note: Pursuant to an Indemnification Agreement re Kotaneelee Litigation, Columbia agreed to indemnify and hold Anderson harmless from losses due to this litigation due to actions occurring prior to December 31, 1991. An escrow account now funded by a letter of credit in the amount of approximately $67,000,000 (Cdn) provides security for the indemnification obligation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by this item is contained in Columbia's quarterly report on Form 10-Q for the quarter ended September 30, 1995, filed on November 9, 1995.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The common stock of Columbia is traded on the New York Stock Exchange under the ticker symbol CG and abbreviated as either ColumGas or ColGs in trading reports. The number of shareholders of record on January 31,1996, was approximately 55,000 and the stock closed at $43.375. On June 19, 1991, Columbia suspended the dividend on its common stock. On February 21, 1996, Columbia declared a quarterly dividend of $0.15 per share for the first quarter of 1996, payable on or about March 15, 1996, to holders of record on March 1, 1996.

See Item 7 on page 21 for additional information regarding Columbia's common stock prices and dividends.

ITEM 6.  SELECTED FINANCIAL DATA


                           SELECTED FINANCIAL DATA

                The Columbia Gas System, Inc. and Subsidiaries

($ in millions except per share amounts)                        1995*     1994*     1993*      1992*       1991*      1990
--------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA ($)
    Total operating revenues                                 2,635.2    2,747.1   3,313.8    2,859.2     2,463.7   2,346.7
    Products purchased                                         820.6      984.2   1,577.7    1,236.9     1,056.5     846.8
    Earnings (Loss) on common stock before
           extraordinary item and accounting changes          (432.3)     246.2     152.2       90.9      (794.8)    104.7
    Earnings (Loss) on common stock                           (360.7)     240.6     152.2       51.2      (694.4)    104.7
--------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
    Earnings (Loss) per common share ($):
         Before extraordinary item and
           accounting changes                                  (8.57)      4.87      3.01       1.79      (15.72)     2.21
         Earnings (Loss) on common stock                       (7.15)      4.76      3.01       1.01      (13.74)     2.21
    Dividends:
           Per share ($)                                           -          -         -          -        1.16      2.20
           Payout ratio (%)                                      N/A        N/A       N/A        N/A         N/A      99.5
    Average common shares outstanding (000)                   50,468     50,560    50,559     50,559      50,537    47,316
--------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA ($)
    Capitalization including debt subject to Chapter 11:
           Common stock equity                               1,114.0    1,468.0   1,227.3    1,075.1     1,006.9   1,757.8
           Preferred stock                                     399.9          -         -          -           -         -
           Long-term debt                                    2,004.5        4.3       4.8        5.4         6.1   1,428.7
           Short-term debt                                       N/A          -         -          -       136.0     735.5
           Current maturities of long-term debt                   .5        1.2       1.3        1.4         2.9      35.2
           Debt subject to Chapter 11                              -    2,317.1   2,317.1    2,317.1     2,317.1         -
           Total                                             3,518.9    3,790.6   3,550.5    3,399.0     3,469.0   3,957.2
    Total assets                                             6,057.0    7,164.9   6,957.9    6,505.9     6,332.2   6,196.3
--------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
    Capitalization ratio (%) (including short-term
           debt and current maturities**):
           Common stock equity                                  31.7       38.7      34.6       31.6        29.0      44.4
           Preferred stock                                      11.4          -         -          -           -         -
           Debt                                                 56.9       61.3      65.4       68.4        71.0      55.6
    Capital expenditures ($)                                   421.8      447.2     361.3      299.7       381.9     629.6
    Net cash from operations ($)                              (807.4)     572.8     850.4      765.4       531.6     420.1
    Book value per common share ($)                            22.07      29.03     24.27      21.26       19.92     34.83
    Return on average common equity before extra-
           ordinary item and accounting changes (%)            (33.5)      18.3      13.2        8.7         N/A       6.2
--------------------------------------------------------------------------------------------------------------------------

N/A - Not applicable

 *Reference is made to Note 2 of Notes to Consolidated Financial Statements.
 Due to the bankruptcy filings, interest expense of approximately $230 million, $210 million, $204 million and $86 million was not recorded in 1994, 1993, 1992 and 1991, respectively. Interest expense of $982.9 million including write-off of unamortized discounts on debentures, was recorded in 1995.

**Prior to its Chapter 11 filing, Columbia made extensive use of variable rate debt since the associated cost was normally less than senior long-term debt. Inclusion of the short-term debt in years prior to 1991 makes those historical ratios more meaningful.

                           SELECTED FINANCIAL DATA

                The Columbia Gas System, Inc. and Subsidiaries

($ in millions except per share amounts)                         1989           1988         1987          1986          1985
-------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA ($)
    Total operating revenues                                  3,189.3         3,157.5       2,855.7       3,407.7      4,097.6
    Products purchased 1,669.0                                1,822.3         1,534.2       2,002.9       2,733.5
    Earnings (Loss) on common stock before
           extraordinary item and accounting changes            145.8           119.0         111.3          99.4        (93.8)
    Earnings (Loss) on common stock                             145.8           111.1         100.5          75.3       (107.0)
-------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
    Earnings (Loss) per common share ($):
         Before extraordinary item and
           accounting changes                                    3.21            2.46          2.30          2.12        (2.67)
         Earnings (Loss) on common stock                         3.21            2.46          2.30          1.82        (2.67)
    Dividends:
           Per share ($)                                         2.00            2.29          3.18          3.18         3.18
           Payout ratio (%)                                      62.3            93.3         138.3         174.7          N/A
    Average common shares outstanding (000)                    45,494          45,190        43,763        41,436       40,134
------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA ($)
    Capitalization including debt subject to Chapter 11:
           Common stock equity                                1,620.3         1,552.6       1,523.7       1,448.7      1,422.7
           Preferred stock                                          -               -         110.0         115.0        120.0
           Long-term debt                                     1.196.0         1,038.4       1,438.0       1,378.5      1,659.6
           Short-term debt                                      634.2           697.1         327.5         393.4        418.0
           Current maturities of long-term debt                  47.2            52.7          69.6         432.5        336.1
           Debt subject to Chapter 11                               -               -             -             -            -
           Total                                              3,497.7         3,340.8       3,468.8       3,768.1      3,956.4
    Total assets                                              5,878.4         5,641.0       5,440.9       5,590.2      5,835.2
------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
    Capitalization ratio (%) (including short-term
           debt and current maturities**):
           Common stock equity                                   46.3            46.5          43.9          38.4         36.0
           Preferred stock                                          -               -           3.2           3.1          3.0
           Debt                                                  53.7            53.5          52.9          58.5         61.0
    Capital expenditures ($)                                    473.5           307.9         298.8         232.3        220.0
    Net cash from operations ($)                                400.5           429.4         702.0         550.5         81.7
    Book value per common share ($)                             35.50           34.18         34.08         34.06        35.10
    Return on average common equity before extra-
           ordinary item and accounting changes (%)               9.2             7.7           7.5           6.9         (6.1)
-------------------------------------------------------------------------------------------------------------------------------


N/A - Not meaningful

 *Reference is made to Note 2 of Notes to Consolidated Financial Statements.
 Due to the bankruptcy filings, interest expense of approximately $230 million, $210 million, $204 million and $86 million was not recorded in 1994, 1993, 1992 and 1991, respectively. Interest expense of $982.9 million including write-off of unamortized discounts on debentures, was recorded in 1995.

**Prior to its Chapter 11 filing, Columbia made extensive use of variable rate debt since the associated cost was normally less than senior long-term debt. Inclusion of the short-term debt in years prior to 1991 makes those historical ratios more meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




                                                   Index                                                                   Page
-------------------------------------------------------------------------------------------------------------------------------
Consolidated Review . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17
Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19
Transmission Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22
Distribution Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28
Oil and Gas Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34
Other Energy Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37
Bankruptcy Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40
-------------------------------------------------------------------------------------------------------------------------------



                              CONSOLIDATED REVIEW

Net Income (Loss)
After adjusting for items related to emergence from bankruptcy in November 1995 and other bankruptcy-related and unusual items, as listed below, Columbia had net income for 1995 of $153.3 million, a decrease of $11.6 million from the
prior year.   This decrease was largely due to higher operating costs for
Columbia Gas Transmission Corporation (Columbia Transmission) that are not being recovered in current rates, higher interest expense, lower prices received for natural gas produced and reduced oil and gas production volumes. These factors more than offset the beneficial effect of higher rates and
increased transportation deliveries for the distribution subsidiaries.   For
1995 on an unadjusted basis, Columbia reported a net loss of $360.7 million, or $7.15 per share, versus net income of $240.6 million, or $4.76 per share in the
prior year.   The decrease was primarily caused by the $676 million after-tax effect of  bankruptcy- related charges.


                     Bankruptcy-related and Unusual Items
                        After-tax effect on Net Income
                        ------------------------------
                                (in millions)

                                                                                  Twelve Months
                                                                                 Ended December 31
                                                                                -------------------
                                                                                   1995       1994
                                                                                --------    --------
Reported Net Income (Loss)                                                     $(360.7)     $240.6
 Less:
 Bankruptcy related items
   -  Interest and customer settlements                                         (649.4)      (22.8)
   -  Estimated interest costs not recorded on prepetition debt
         prior to emergence                                                      158.0       149.2
   -  Professional fees and related expenses                                     (26.8)      (30.1)
   -  Producer claim adjustment                                                      -       (35.4)
  Reapplication of SFAS No. 71 for transmission subsidiaries                      71.6           -
  Estimated loss on the proposed sale of Southwest oil and gas subsidiary        (54.8)          -
  Transmission regulatory items                                                      -        28.0
  IRS settlement                                                                     -        10.3
  Miscellaneous unusual items                                                    (12.6)      (23.5)
                                                                              --------      ------
  Total adjustments                                                             (514.0)       75.7
                                                                              ---------     ------
Net Income after adjusting for bankruptcy and unusual items                  $   153.3      $164.9
                                                                             ==========     =======

Revenues
For 1995, operating revenues of $2,635.2 million were down $111.9 million from the prior year due to lower natural gas prices that reduced that portion of the sales rate that recovers the cost of gas for the distribution segment and decreased the price received for gas produced by the oil and gas segment. Mitigating these decreases were higher operating revenues related to additional retail sales volumes and higher rates in effect for the non-gas portion of the sales

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

rate for the distribution segment resulting from recent regulatory settlements which provided $56.3 million higher revenues in 1995. Also improving the current period was $12.2 million of exit fee payments received by Columbia Gulf Transmission Company (Columbia Gulf) and $10.3 million of surcharges that were offset in expense and had no effect on operating income. Revenues in 1994 were reduced $35 million for a customer settlement reserve addition partially offset by $22.1 million of revenues Columbia Transmission recorded because its average cost of gas from an earlier period met certain competitive tests as well as higher revenues in 1994 for the recovery of certain transportation costs.

Operating revenues for 1994 decreased $566.7 million, to $2,747.1 million from 1993 primarily due to the elimination of Columbia Transmission's merchant function in November 1993 under Federal Energy Regulatory Commission (FERC) Order No. 636 (Order 636). The reduced revenues also reflected pipeline exit fees of $130 million recorded in 1993 that were offset in products purchased expense and had no effect on income. Also contributing to lower revenues in 1994 was the customer settlement reserve addition mentioned above, warmer weather for the distribution segment and the effect of lower prices and reduced gas production. Improving revenues was the $22.1 million increase for Columbia Transmission's recovery of prior period gas costs, discussed previously.

Expenses
Operating expenses of $2,245 million for 1995 decreased $118 million from the prior year. Product purchases were down $163.6 million due to lower gas prices that reduced the cost of gas purchased for resale offset by additional
purchases necessary to meet increased sales requirements.   Operation and
maintenance expense increased $35.2 million in 1995.   Partially offsetting
this increase was the effect of a $19.1 million environmental reserve addition in 1994. Increasing current period expenses was $8.3 million higher depreciation and depletion expense primarily reflecting additional plant in service. Depletion expense for 1995 was essentially unchanged from 1994 as the impact on depletion expense from lower depletable revenues, caused by lower natural gas prices and reduced production, was offset by a higher depletion rate. Also included in operating expense was $10.3 million of expense that was offset by revenue surcharges and had no effect on operating income, as mentioned above.

In 1994, operating expenses of $2,363 million were $577.8 million lower than 1993 primarily reflecting a $593.5 million reduction for products purchased due to the elimination of Columbia Transmission's merchant function and the 1993 expense associated with pipeline exit fees, mentioned above. The total expense for 1994 was also lower by comparison due to the effect of certain 1993 items; namely a $57.5 million writedown for Columbia's investment in Columbia LNG
Corporation (Columbia LNG) and environmental accruals of $66.8 million.   The
effect of these items was more than offset by a $140 million increase in operating and maintenance expense, depreciation expense and other taxes in 1994.

Other Income (Deductions)

                                            Twelve Months Ended December 31,
                                        ---------------------------------------
  (in millions)                            1995         1994            1993
                                        ----------   -----------    -----------
  Interest income and other, net          $ (58.2)       $ 35.2         $  7.7
  Interest expense and related charges     (988.4)        (14.8)        (101.5)
  Reorganization items, net                  13.4         (12.3)           8.9
                                        ----------    ----------     ---------
  Total Other Income (Deductions)       $(1,033.2)    $     8.1      $   (84.9)
                                        ==========   ===========     ==========

Other Income (Deductions) reduced income $1,033.2 million in 1995, whereas in 1994 income was improved $8.1 million. Interest expense and related charges for 1995 was $973.6 million higher than the prior year due primarily to recording at emergence approximately $982 million of bankruptcy-related interest costs on prepetition debt obligations. In 1994, a reserve reduction in interest charges of $15.8 million was recorded for an IRS settlement, largely offset by $14.7 million of interest expense based on an initial interpretation of the claims mediator's report on producer claims against Columbia Transmission (see Note 2 of Notes to Consolidated Financial Statements for additional information). The remaining decrease in interest expense primarily reflects other emergence adjustments partially offset by higher interest costs on contingent taxes and rate refunds. Included in the $93.4 million decrease for Interest income and other, net was $77.8 million in 1995 for the estimated loss on the proposed sale of Columbia's Southwest oil and gas subsidiary, Columbia Gas Development Corporation (Columbia Development), and an income improvement in 1994 for a $21 million reserve reversal for carrying charges on exchange gas. Reorganization items, net increased $25.7 million over 1994 due to $40 million recorded in 1994 for the principal portion of the producer claim reserve, mentioned previously, and $30.1 million higher interest earned in 1995 on cash accumulated during the Chapter 11 proceedings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tempering these improvements were $44 million for bankruptcy-related emergence adjustments and additional expense for professional fees and related charges.

Other Income (Deductions) increased income in 1994 by $8.1 million compared to a decrease to income of $84.9 million in 1993. The $86.7 million change in Interest expense and related charges primarily reflected $74.5 million of interest expense recorded in 1993 for the IRS settlement and the subsequent $15.8 million reduction in this reserve in 1994. The $14.7 million of interest expense associated with the producer claims also contributed to the change. Interest income and other, net increased $27.5 million between 1994 and 1993 primarily for the $21 million reserve adjustment recorded in 1994 for carrying charges, mentioned previously, as well as a $5.4 million reduction to income in 1993 for a pipeline partnership reserve. The 1994 reserve for producer claims of $40 million and higher professional fees and related charges led to the $21.2 million higher expense for Reorganization items, net that was only partially offset by increased interest earned on accumulated cash.

Income Taxes
Income tax expense in 1995 decreased $356.7 million when compared to the prior year and increased $10.1 million when comparing 1994 to the year earlier. These changes were caused principally by changes in pre-tax book income.

Extraordinary Items
Columbia recorded an extraordinary after-tax gain of $71.6 million for the cumulative adjustment for the reapplication of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) for Columbia Transmission and Columbia Gulf. The impact of the reapplication results in the recognition of regulatory assets for certain costs previously expensed which are expected to be recovered in rates, mainly environmental and postemployment benefit costs, and recording revenues and expenses in a manner to reflect the ratemaking process. Management believes that cost of service rate concepts will continue to be applicable to Columbia's FERC-regulated transmission subsidiaries for the foreseeable future.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash From Operations
Cash paid to producers and creditors on emergence from bankruptcy resulted in a
deficit of $807.4 million in net cash from operations for 1995.   Included in
cash from operations, was approximately $1.45 billion of cash paid on emergence to satisfy claims against Columbia and Columbia Transmission (see Note 2 in Notes to Consolidated Financial Statements for additional information). After adjusting for emergence payments, net cash from operations was $73.1 million higher than 1994 primarily reflecting a 1994 payment for Order 500/528 (Order
500) refunds to nonaffiliated customers of $84.6 million, higher rates in effect for the distribution segment and increased throughput. Overrecovery of gas costs in 1994 for the distribution segment and lower prices received for oil and gas production in 1995 partially offset this improvement as well as the effect in both periods of supplier refunds and payments made by Columbia Transmission.

In 1994 net cash from operations of $572.8 million decreased $277.6 million from the year earlier. The decrease was largely due to the 1994 Order 500 refunds made by Columbia Transmission, mentioned above, exit fee payments made in 1994, lower oil and gas prices and gas production, and warmer weather in late 1994. Cash from operations was higher in 1993 due to refunds received from certain pipelines and the sale of Columbia Transmission's gas in underground storage, resulting from the elimination of the merchant function.

A significant portion of Columbia's operations are subject to seasonal fluctuations in cash flow. During the heating season, which is essentially from November through March, cash receipts from sales and transportation services typically exceed cash requirements. Conversely during the remainder of the year this excess cash, together with external financing as needed, is typically used to purchase gas to place in storage for heating season deliveries, make capital improvements in plant, perform necessary maintenance of the facilities and expand service into new areas.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Activities
Prior to the emergence date, Columbia and its subsidiaries satisfied their liquidity requirements through internally generated funds, since payments were not made on Columbia's outstanding indebtedness. Columbia and Columbia Transmission each maintained a debtor-in-possession facility of up to $25 million strictly for the issuance of letters of credit. Upon emergence from bankruptcy, Columbia issued $2 billion of debentures and approximately $200 million each of 5.22% Convertible Preferred Stock, Series B (Series B - DECS) and 7.89% Redeemable Preferred Stock, Series A (Series A - Preferred Stock) to holders of Columbia's pre-bankruptcy debt securities. The $2.4 billion distribution of securities, bank borrowings under a new $1 billion credit facility (Credit Facility) as discussed below, and cash on hand were used to settle claims in accordance with approved plans of reorganization. Maturities of the new debentures range from 5 to 30 years with an average cost of approximately 7.03%. In early February 1996, Columbia issued a notice of redemption to redeem the Series B - DECS and Series A - Preferred Stock on February 26, 1996, (See Note 9 in Notes to Consolidated Financial Statements for additional information). Temporary funding for the redemption will be
provided by borrowings under the Credit Facility.   It is anticipated that
permanent funding will be provided with funds generated from the planned sale of Columbia Development and from the issuance of new common stock under the shelf registration statement, as more fully described below. In addition, Columbia will receive an income tax refund of about $270 million expected to be received in the second quarter of 1996.

Columbia maintains a five-year unsecured bank revolving Credit Facility totaling $1 billion. Scheduled quarterly reductions of $25 million of the committed amount start December 31, 1997 and will reduce the Credit Facility to $700 million by September 30, 2000. The Credit Facility provides for the issuance of up to $100 million of letters of credit. As of December 31, 1995, Columbia had $339 million of borrowings and $59 million of letters of credit outstanding under the Credit Facility. It is expected that borrowings under the Credit Facility will temporarily increase to approximately $600 million in order to effect the above-mentioned redemption of the Series B - DECS and Series A - Preferred Stock.

On November 22, 1995, Columbia filed a shelf registration with the U.S. Securities and Exchange Commission requesting authorization to issue up to $1 billion in aggregate of debentures, common stock or preferred stock in one or more series. In February 1996, Columbia announced its intention to use a combination of treasury stock and the issuance of new common stock, totaling approximately 5 million shares or $214 million, to reduce the borrowings incurred under the Credit Facility for the redemption of Series B - DECS and Series A - Preferred Stock. Columbia believes that future ongoing cash requirements will be met with internally generated funds, amounts available under the Credit Facility and additional potential drawdowns under the shelf registration, although only the common stock sale discussed above is currently planned.

Capital Expenditures
The table below reflects actual capital expenditures by segment for 1994 and 1995 and an estimate for 1996.

(in millions)                             1996               1995             1994
----------------------------------------------------------------------------------
Transmission                             $133                $169             $179
Distribution                              160                 152              151
Oil and Gas                                21                  87              102
Other Energy                               13                  14               15
----------------------------------------------------------------------------------

Total                                    $327                $422             $447

----------------------------------------------------------------------------------


For 1995 Columbia's capital expenditures were $422 million, a decrease of $25 million from 1994. The largest portion of the transmission subsidiaries' investments was made to assure the safety and reliability of the pipelines. Distribution subsidiaries' program included investments to extend service to new areas and develop future markets, as well as expenditures required to ensure safe and reliable service and improved service where warranted. The capital expenditures for the oil and gas segment decreased $15 million from the 1994 level reflecting curtailments due in large part to depressed energy prices.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital expenditures for 1996 are expected to decrease $95 million to $327 million. This reflects $66 million of lower expenditures for the oil and gas segment as a result of the proposed sale in 1996 of Columbia Development and reduced exploration in the Appalachian area. Ongoing replacement and upgrading of the distribution and pipeline facilities of approximately $175 million will represent the largest portion of the 1996 program. Columbia Transmission also anticipates expenditures of approximately $9 million in 1996 for its expansion project, as discussed in the Transmission Segment.



                       COMMON STOCK PRICES AND DIVIDENDS


                                                       Market Price
                                          --------------------------------------------
                                                                                                    Quarterly
Quarter Ended                             High              Low                 Close          Dividends Paid
-------------------------------------------------------------------------------------------------------------
                                          $                 $                   $               c
1995
December 31                               44 1/8            36                  43 7/8          -
September 30                              39 3/4            31 3/8              38 5/8          -
June 30                                   32 7/8            28 3/4              31 3/4          -
March 31                                  29 3/4            23 1/8              29 5/8          -
---------------------------------------------------------------------------------------------------------------

1994
December 31                               29                22 1/4              23 1/2          -
September 30                              28 7/8            26                  26 7/8          -
June 30                                   30 3/4            24 7/8              27              -
March 31                                  29 7/8            21 1/2              26 1/8          -
---------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                            TRANSMISSION OPERATIONS

Marketing Initiatives
Early in 1995, Columbia Transmission announced plans to expand its pipeline and storage capacity to serve the increasing needs of customers in its eastern market area. Columbia Transmission has signed 15-year agreements with 23 customers for approximately 500,000 Mcf per day (Mcf/d) of additional firm service to be phased in over a three-year period commencing November 1, 1997. Approximately 82% of the increased firm agreements are for storage service and related transportation from storage to customers during the winter periods.
The company will make a filing with the FERC in February 1996 seeking authorization for this project. This additional capacity, once fully phased in, is projected to increase total firm service for the transmission segment by approximately 7.5%. The cost to construct the facilities is estimated at approximately $400 million. Other significant marketing developments during 1995 include:
   - Columbia Gulf began transporting approximately 10,000 Mcf/d to a natural gas distribution company near Nashville, Tennessee in November 1995.
   - Columbia Transmission filed for FERC authorization to provide approximately 23,000 Mcf/d of firm transportation service to a cogeneration facility in Brandywine, Maryland. Approval is expected in March 1996 and service is anticipated to commence in the fall of 1996.
   - In November 1995, Columbia Transmission initiated 3,100 Mcf/d of firm transportation service to a plant in Covington, Virginia, and approximately 500 Mcf/d to a facility in Alderson, West Virginia.
   - Columbia Transmission constructed additional facilities at its Chesapeake, Virginia, LNG facility to provide an additional 33,650 Mcf/d of peak deliveries commencing November 1, 1995.

Capital Expenditure Program
The transmission segment's 1995 capital expenditure program of approximately $169 million and anticipated 1996 capital expenditures of $133 million, which includes $9 million for the major expansion project mentioned above, reflect the segment's continued commitment to maintaining its competitive position by modernizing and upgrading facilities. The commitment will contribute to a safe, reliable and efficient pipeline system, which conforms to all pipeline safety regulations. Total expenditures in this area are expected to approximate $125 million a year.

                               Regulatory Matters

Customer Settlement
Incorporated in the approved plan of reorganization (Plan) for Columbia Transmission was a settlement by Columbia Transmission and Columbia Gulf with firm customers, state regulatory agencies and consumer groups (Customer Settlement) that resolved virtually all outstanding Order 636 transition costs and rate and bankruptcy related matters that were pending before the FERC. The FERC approved the settlement on June 15, 1995 and it was implemented upon Columbia Transmission's emergence from bankruptcy. Generally, the settlement defined Columbia Transmission's and Columbia Gulf's refund obligations to their customers in certain pending regulatory proceedings and established Columbia Transmission's ability to recover certain costs associated with the restructuring of its services under Order 636. The Customer Settlement provided for payment to Columbia Transmission's customers of an estimated $170 million in refunds and recovery of $250 million in costs from Columbia Transmission's customers. The refunds paid under the Customer Settlement resolved all issues relating to the flowthrough of customer refunds involved in the bankruptcy reorganization, Columbia Transmission's collection of gas purchase costs, its own FERC Order 500 costs and gas inventory charges, Columbia Transmission's ability to flowthrough upstream Order 500 amounts, including a settlement regarding the Baltimore Gas & Electric vs. FERC litigation, implementation of a previous rate case settlement of Columbia Transmission and Columbia Gulf, and Columbia Transmission's collection of payments made to terminate contracts with certain upstream pipelines.

Upstream Pipeline Contracts
In early 1995, Columbia Transmission made its annual filing with the FERC to recover costs it continues to incur under transportation contracts with upstream pipelines. The filing provided for recovery of costs that Columbia Transmission projected it would incur under contracts it continues to utilize in system operations, costs associated with contracts for which exit fees had not yet been implemented, and continued amortization of exit fees paid to an upstream pipeline. In addition, the filing proposed to implement a surcharge to recover an undercollection of transportation costs incurred during 1994. This underrecovery related, in part, to $39 million paid by Columbia Transmission to Columbia Gulf under the provisions of the cost-of-service contract between the two companies for the period through October 31, 1994, the date on which the agreement was terminated. Various parties protested Columbia Transmission's filing and challenged,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

among other things, Columbia Transmission's ability to recover the costs attributable to Columbia Gulf. A technical conference among the parties was held at the FERC in December 1995, and Columbia Transmission, Columbia Gulf and intervenors filed comments and reply comments with the FERC in support of their positions.

Columbia Transmission's General Rate Filing
On August 1, 1995, Columbia Transmission filed with the FERC its first general rate case since 1991, requesting an increase in annual revenues of approximately $147 million. In addition to seeking a reasonable return on additional plant investment and recovering general increases in expenses, the filing also requested:
- recovery over a five-year period of Columbia Transmission's net investment in gathering facilities and substantially all of its net investment in gas processing facilities (approximately $60 million) that were "stranded" as a result of the implementation of Order 636
     (see discussion of Gathering Facilities on page 34 for more information);
-    an increase in certain depreciation rates;
- recovery of environmental expenses that are anticipated to be incurred as a result of recent settlements with the U.S. Environmental
     Protection Agency (EPA) and certain state environmental regulatory agencies; and
-    certain tariff changes relating to operational and service issues.

Numerous customers and other interested parties protested the filing, and certain parties proposed that Columbia Transmission should be required to adopt zone rates or mileage-based rates. On August 30, 1995, the FERC accepted the filing subject to refund, directed that certain operational and tariff changes be considered at a technical conference, suspended implementation of the increased rates until February 1, 1996, and directed that certain revisions be
made to Columbia Transmission's requested rates.   In an effort to reach a
timely resolution of the issues, Columbia Transmission agreed that it would not implement 25% of the rate increase for a three month period beginning February 1996, because settlement negotiations currently underway were continuing at a satisfactory pace at year-end 1995. On January 11, 1996, a procedural schedule was approved which established a hearing date of November 12, 1996. Environmental issues were removed from the normal procedural schedule and will be pursued separately from the other rate case issues.

Columbia Gulf's Rate Filing
In 1994, Columbia Gulf filed a general rate case with the FERC that was placed into effect, subject to refund, on November 1, 1994. The rate case reflected the termination of Columbia Gulf's long-standing transportation contract with Columbia Transmission and sought the recovery of increased costs since its last rate case. A unanimous settlement providing for $8.4 million of additional annual revenues was reached and approved by the FERC on July 18, 1995.

Columbia Gulf Show Cause Proceeding
In its September 1993 order on Columbia Transmission's and Columbia Gulf's Order 636 compliance filings, the FERC initiated a proceeding concerning Columbia Gulf's transportation service to Columbia Transmission. It directed Columbia Gulf to show cause as to why it had not filed for the FERC's abandonment authorization to reduce capacity on its mainline facilities. In a response to the FERC in late 1993, Columbia Gulf asserted that no abandonment filing was required. During 1994 and early 1995, Columbia Transmission and Columbia Gulf responded to information requests from the FERC's staff. Management continues to believe that an abandonment filing was not necessary; however, the ultimate outcome of this issue is uncertain at this time.

Restructuring Proceedings
Numerous parties filed with the United States Court of Appeals for the District of Columbia (Circuit Court) for review of Columbia Transmission's and Columbia Gulf's restructuring proceedings under Order 636. Under the terms of the Customer Settlement, the transmission subsidiaries will have no refund obligations in the event the appeals of the FERC order approving the restructuring are successful. As discussed above, the Customer Settlement became effective as a result of the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court) approving Columbia Transmission's Plan. On December 18, 1995, Columbia Transmission filed a motion with the Circuit Court to dismiss certain of the petitions for review and to sever certain issues as moot in accordance with the terms of the Customer Settlement.

Appeals of Order 636
Numerous parties have filed petitions for review of Order 636 with the Circuit Court. Upon review, Order 636 may be modified or reversed in whole or in part; however, at this time it is impossible to predict the outcome. On June 12, 1995, the FERC filed its brief in support of Order 636 with the Court. Oral argument is currently scheduled for February 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Under the terms of the FERC-approved Customer Settlement, Columbia Transmission and Columbia Gulf will have no refund obligation in the event the appeals are successful. Further, the Customer Settlement states that the transmission subsidiaries can adjust rates prospectively to take into account any change or modifications as a result of a court remand of Order 636.

Environmental Matters
Columbia's transmission subsidiaries continue their reviews of compliance with existing environmental standards, including reviews of past operational activities, identification of potential problems through site reviews and the formulation of remediation programs where necessary. The progress of Columbia Transmission's efforts in the last year was limited by a 1995 EPA Administrative Order by Consent (AOC) that requires Columbia Transmission to obtain prior EPA approval of its investigation, characterization and remediation efforts. Progress was further limited because of the more than 19,000 miles of pipeline that Columbia Transmission operates, the exceptionally large number of sites at which it conducts or has conducted operations, and the long time period over which operations have been conducted.

Management had previously estimated, based on studies conducted since 1990 by independent consultants, that site investigation, characterization and remediation costs might range between $135 million and $280 million. The primary focus of these prior studies was to analyze discrete issues to assist management in its on-going environmental evaluations. In 1994, in anticipation of implementation of the AOC, Columbia Transmission commissioned a new study (1995 Study) to reflect costs that might arise from the EPA's recommendations with respect to site assessment and remediation under the AOC and to reflect information gathered since the previous studies. The 1995 Study was structured to be a comprehensive review of all environmental issues currently known to management. The 1995 Study estimated that the cost of Columbia Transmission's environmental program under the AOC may range between $204 million and $319 million over the life of the program. This estimate was based on a limited amount of actual data available and utilized a variety of assumptions, including: the number of sites to be investigated, characterized and remediated; the location, nature and levels of wastes that will be treated at or disposed of from each site; the amount of time and nature of equipment required for such activities; the appropriate remediation levels and the technology to be utilized; and the frequency with which groundwater
contamination might be discovered at sites requiring remediation.   The 1995
Study did not include previously identified costs, aggregating approximately $50 million, for which Columbia Transmission already had reasonable estimates.

Following an extensive review of bases utilized and assumptions contained in the 1995 Study, management has concluded that only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5). This conclusion was based upon the fact that the actual characterization and remediation experience of Columbia Transmission was extremely limited and information on environmental conditions at many of the sites or former sites of operations is not yet available. The nature and condition of such sites varies greatly, and any change in any of the numerous assumptions used in the 1995 Study may materially alter the estimated range of costs, with no assurance that actual costs will not exceed amounts specified in the range. Columbia Transmission is unable, at this time, to accurately estimate the timeframe and potential costs of all site screening, characterization and remediation. As Columbia Transmission continues its program pursuant to the AOC, additional costs will become probable and reasonably estimable and will be recorded. Moreover, in time, management expects that, as additional work is performed and more facts become available, it will then be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with U. S. Securities and Exchange Commission's Staff Accounting Bulletin No. 92 and SFAS No. 5.

Based upon its current review, Columbia Transmission estimates the future costs of investigating, characterizing, and remediating sites upon which it has adequate information will be approximately $136.6 million. This resulted in the recognition of an additional liability of approximately $21 million in the fourth quarter of 1995. As contemplated by the AOC, Columbia Transmission's environmental expenditures are expected to approximate $20 million in 1996 and to continue at that level for the foreseeable future. These expenditures will be charged against Columbia's previously recorded liability. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on Columbia's operations, liquidity or financial position, based on known facts and existing laws and regulations and the long period over which expenditures will be made. In addition, as a result of reapplying SFAS No. 71, Columbia Transmission has recorded a regulatory asset to the extent environmental expenditures are expected

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to be recovered through rates, and therefore, environmental expenditures will have less potential impact upon Columbia's financial results.

In addition, predecessor companies of Columbia Transmission may have been involved in the operation of manufactured gas plants. When such plants were abandoned, material used and created in the process was sometimes buried at the site. Columbia Transmission is unable at this time to determine if it will become liable for any characterization or remediation costs at such sites.

Clean Air Act Amendments of 1990
In 1995, Columbia Transmission completed the majority of the equipment installations required by Title I of the Clean Air Act Amendments of 1990 (CAA-90). Until regulations are finalized, the capital expenditures necessary to comply fully with CAA-90 cannot be estimated. Management anticipates that capital expenditures made in compliance with CAA-90 will be recoverable through the rate-making process.

Adoption of SFAS No. 71
As a result of emergence from bankruptcy and significant industry changes culminating with Order 636, the operating experience gained since implementation of Order 636, a new Columbia Transmission rate case that was filed on August 1, 1995, and the resolution of gas contract difficulties and various customer issues, Columbia Transmission and Columbia Gulf reapplied SFAS No. 71 upon Columbia Transmission's emergence from bankruptcy. Management believes that cost of service rate concepts will continue to be applicable to Columbia's FERC-regulated transmission subsidiaries for the foreseeable future. The reapplication of SFAS No. 71 results in the recognition of regulatory assets for certain costs previously expensed, which are expected to be recovered in rates, mainly environmental and postemployment benefit costs, and recording revenues and expenses in a manner to reflect the ratemaking process. As a result of reapplying SFAS No.71, an extraordinary gain of $71.6 million was recorded in 1995.

Volumes
Throughput for Columbia Transmission consists of transportation for local distribution companies and other customers in its market area and for storage services. Columbia Gulf's mainline transportation service extends from Louisiana to West Virginia. Short-haul transportation service is primarily from the Gulf of Mexico to Rayne, Louisiana. Total 1995 throughput for the transmission subsidiaries of 1,336.2 Bcf, increased 64.2 Bcf over the prior year, due largely to increased demand stemming from the colder weather during the last quarter of 1995 and increased summer-related requirements from
cogeneration facilities.   Total throughput for 1994 was 1,272 Bcf, a decrease
of 83.9 Bcf from 1993. This decrease reflected a timing change for the recognition of transportation for storage activity and reduced short-haul transportation needed by customers for spot purchases.

In 1995, market area transportation increased 67.5 Bcf over 1994 largely due to colder weather and increased deliveries to cogeneration facilities attributable to unseasonably warm weather during the summer. Market area transportation increased 142.7 Bcf in 1994 over 1993 due to customers switching from sales to transportation services as a result of the implementation of Order 636, partially offset by a timing change in the recognition of market area transportation for storage activity.

Mainline transportation service of 605 Bcf, up 14.7 Bcf over 1994, reflected the impact of colder weather in 1995 causing customers to increase their utilization of Columbia Gulf 's transportation services. Columbia Gulf's mainline transportation service increased in 1994 by 10.4 Bcf over 1993 primarily reflecting additional transportation service for customers to move gas to Columbia Transmission's storage fields and to meet their supply requirements.

Short-haul transportation of 221.4 Bcf in 1995 was essentially unchanged from 1994 as the impact of customers using facilities other than Columbia Gulf's to transport their gas requirements was offset by colder weather together with additional natural gas supplies available for transportation and increased marketing efforts. In 1994, short-haul transportation decreased from 1993 by
32.7 Bcf due to reduced customer requirements.

Under Order 636, a significant portion of the transmission segment's fixed costs are being recovered through a monthly demand charge. As a result, variations in throughput have little effect on income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating Revenues
The transmission segment's 1995 operating revenues of $756.7 million were relatively unchanged from 1994. After adjusting for unusual items, operating revenues increased $3.1 million reflecting higher demand revenues attributable to additional short-term transportation agreements and the impact of higher throughput. The unusual items include Columbia Gulf in 1995 recording exit fee revenues of $12.2 million, most of which were associated with its pipeline partnerships. Revenues in 1994 were higher for the recovery of certain transportation and other costs, and $22.1 million of additional revenues were recorded by Columbia Transmission because its sales rate from an earlier period met certain competitive tests. Reducing revenues in 1994 was a customer settlement reserve addition of $35 million.

Operating revenues in 1994 of $758.7 million were $940 million lower than 1993 due largely to eliminating the merchant function. This decrease also included the effect of a $35 million reserve established in 1994 for various customer and regulatory settlements and a lower cost-of-service recovery level for Columbia Transmission reflecting its restructuring under Order 636.

Operating Income
Operating income for 1995 of $214.1 million, increased $4.4 million, primarily reflecting $6.4 million in lower operating expenses. Included in operating expense in 1994 were environmental accruals of approximately $19.1 million for Columbia Gulf and $8 million of severance and relocation expense. Partially offsetting 1994's higher expenses is the impact of rising operating costs in 1995 that exceed recovery through current rates. In August 1995, Columbia Transmission made its first rate filing since 1991 to recover, among other things, these increasing costs.

Operating income for 1994 of $209.7 million increased $32.8 million over 1993. The $940 million decrease in revenues was offset by a $972.8 million decrease in operating expenses. A significant portion of this decrease was attributable to reduced gas purchases due to the elimination of Columbia Transmission's merchant function in 1994. Also contributing to this decrease was a $57.5 million writedown in the investment in the Cove Point LNG facility in 1993 along with a $66.8 million 1993 environmental reserve addition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)





    STATEMENTS OF OPERATING INCOME FROM TRANSMISSION OPERATIONS (UNAUDITED)


Year Ended December 31 (in millions)                                               1995                 1994             1993
================================================================================================================================
OPERATING REVENUES
         Transportation revenues                                                    $612.7            $650.7            $549.7
         Storage revenues                                                            139.3             141.7             125.3
         Other revenues                                                                4.7             (33.7)          1,023.7
--------------------------------------------------------------------------------------------------------------------------------
         Total operating revenues                                                    756.7             758.7           1,698.7
--------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
         Operation and maintenance                                                   388.0             391.1           1,310.3
         Depreciation                                                                103.8             103.9              97.8
         Other taxes                                                                  50.8              54.0              56.2
         Writedown of investment in Columbia LNG Corporation                             -                 -              57.5
--------------------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                                             542.6             549.0           1,521.8
--------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                    $214.1            $209.7          $  176.9


                                                  TRANSMISSION OPERATING HIGHLIGHTS

                                          1995             1994            1993            1992          1991
----------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)     169.1            179.1           137.2           114.2         152.9
----------------------------------------------------------------------------------------------------------------

THROUGHPUT (Bcf)
Transportation
   Columbia Transmission
      Market area                      1,106.1          1,038.6           895.9           909.0         849.9
   Columbia Gulf
      Main-line                          605.0            590.3           579.9           574.3         535.4
      Short-haul                         221.4            225.4           258.1           258.3         267.0
   Intrasegment eliminations            (596.3)          (583.2)         (561.7)         (563.3)       (535.4)
-----------------------------------------------------------------------------------------------------------------

Total Transportation                   1,336.2          1,271.1         1,172.2         1,178.3       1,116.9
Sales                                        -              0.9           183.7           196.0         112.6
-----------------------------------------------------------------------------------------------------------------

Total Throughput                       1,336.2          1,272.0         1,355.9         1,374.3       1,229.5
-----------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                            DISTRIBUTION OPERATIONS

Market Conditions
The continued strong economy in the distribution subsidiaries' (Distribution) service area and the success of its industrial marketing efforts resulted in a 6 percent increase in industrial throughput during 1995. Increased production at manufacturing facilities (specifically, steel, paper, oil and chemicals) and increased demand from power generation facilities all contributed to the increase. Similar to previous years, Distribution experienced nominal customer growth and added approximately 34,900 net residential and commercial customers
in 1995, a 1.8 percent increase.    Also in 1995, a large industrial customer
in Virginia signed an agreement with Commonwealth Gas Services, Inc. (Commonwealth Services) to service a new 50 megawatt gas-fired cogeneration plant. Estimated gas load from the facility is expected to exceed 3 Bcf per year.

As a result of a continuing market assessment, Distribution concluded that the future demand for natural gas vehicles (NGVs) will not be as great as previously thought and therefore reduced its previously announced five-year commitment to invest $38 million in its NGV program to $10 million. Distribution has decided to eliminate future capital expenditures, except for NGV fueling stations currently under construction, and is now focusing its NGV efforts on opportunities within its own fleet and more fully developing NGV fueling stations that are currently operational. Distribution participated in the completion of 28 new NGV fueling stations during 1995.

Growing efforts by the electric industry to make additional inroads into Distribution's traditional residential and commercial markets are being countered through aggressive marketing and innovative financing programs that show the many benefits of choosing natural gas for both new and replacement appliances.

Beginning in 1995, Columbia Gas of Ohio, Inc. (Columbia of Ohio) initiated a commercial water heater financing program designed to assist food service operators in purchasing supplemental gas water heaters. The program supports Distribution's entry into a market that has predominantly been served by electricity. Financing is provided by third parties and the program is being promoted through contractors. This complements the residential water heater replacement program that was introduced in Ohio in 1994. Both programs are being expanded to other Distribution affiliates in 1996.

Distribution continues to promote the use of environmentally friendly and cost-efficient natural gas cooling equipment by commercial and industrial customers. In 1995, new sales of gas cooling equipment in Distribution's territory totaled 4,500 refrigerant tons which added 60,000 Mcf of annual gas load. In addition, Distribution continues its support of the "Triathlon" heat pump, for residential natural gas heating and cooling. Distribution is one of the leading gas utilities in the nation in number of installations.

The Clean Air Act Amendments of 1990 (CAA-90), which require many electric power generating facilities to reduce emissions by installing expensive exhaust scrubbers or using cleaner burning fuels, also has created new marketing opportunities for natural gas.

Competition
Industrial customers have been able to buy natural gas on the spot market and transport it through transmission and distribution facilities for more than a decade and third party sales to commercial users are becoming common as gas brokering reaches smaller users. Market and regulatory forces are causing Distribution to evaluate the extent to which it will unbundle the commodity gas sales portion of its service from the transportation portion of such service to all customers. This unbundling would increase competition among gas providers and offer choices to customers. Distribution's primary role in this evolving environment will be to transport gas and provide related services while the regulatory approvals needed to compete with marketers in brokering gas for profit are yet to be determined. The current bundled sales service margins are similar to transportation service margins; therefore, discontinuing the current sales service is not expected to significantly impact earnings.

Approximately 40 percent of Distribution's industrial and commercial throughput, or 125 Bcf, is susceptible to bypass as these customers are geographically located close to natural gas pipelines. With the use of innovative rate and capacity release strategies and the negotiation of unique customer arrangements, substantial inroads by other natural gas pipelines

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

have been avoided to date. As a result of these actions, the current estimated throughput exposure has been reduced to approximately 40 Bcf, representing $10 to $15 million in annual net revenues.

Distribution competes with 17 investor-owned electric utilities throughout its five state service area as well as numerous municipal and cooperative electric utilities. Competition is generally strong in the residential and commercial markets of Kentucky, southern Ohio and southwest Pennsylvania where electric rates are driven by low-cost coal-fired generation. Areas such as northern Ohio and Pittsburgh, Pennsylvania have less competitive electric rates due to the use of higher-cost nuclear-generated power.

Federal and state regulators are currently moving the electric industry toward a more competitive environment. Customers may ultimately be able to purchase electricity from sources other than their local utility, which would be required to transport the electricity purchased. In response to the forces of competition, these electric utilities are positioning themselves to be lower cost suppliers than they have been in the past. Although the timing and overall financial impact of these initiatives are uncertain at this time, they will undoubtedly increase price competition for the gas industry.

Regulatory Matters
                               Rate Case Activity
Rate changes during 1995 and early 1996 resulted in $22.8 million of annual revenue increases to recover higher operating costs. In all jurisdictions, Distribution also continued its pursuit of regulatory initiatives in order to more effectively participate in today's competitive energy market. In each of its service areas, Distribution has formed a regulatory collaborative process (Collaborative) that provides for a more cooperative environment among the many diverse and interested parties in its rate cases, thereby possibly avoiding lengthy and costly litigation.

In late 1995, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) reached a settlement on a general rate case filed in September 1995. The settlement includes an annual revenue increase of $12.5 million as well as a number of changes that allow Columbia of Pennsylvania to provide additional services to its customers. Columbia of Pennsylvania received regulatory approval of the settlement on January 12, 1996, with new rates effective the same day, over five months sooner than originally anticipated.

Columbia Gas of Maryland, Inc. (Columbia of Maryland) filed a rate case in March 1995. The Maryland Public Service Commission approved an annual revenue increase of $900,000, effective October 23, 1995.

As provided in its 1994 general rate case settlement, Columbia Gas of Kentucky, Inc. (Columbia of Kentucky) increased annual revenues $2.25 million, effective October 1, 1995, through the implementation of the second phase of a three-step increase. The third step, which is expected to increase revenues by $1.5 million, will go into effect October 1, 1996.

In Virginia, Commonwealth Services filed a general rate case in May 1995, with new rates effective October 13, 1995. A settlement of the issues in this case was reached with all parties on January 17, 1996. The settlement includes an annual revenue increase of approximately $7.1 million and provides for a separate proceeding to consider gas supply and other incentive proposals. The settlement was presented to the Hearing Examiner on January 18, 1996, and Commonwealth Services expects State Corporation Commission approval by mid-1996.

Columbia of Maryland currently plans to file for an increase in base rates in November 1996 with new rates effective June 1997. Columbia of Ohio's 1994 rate case settlement provided for a re-opener, to provide the opportunity to recover higher operating costs and additional plant investments, with new rates
effective May 1996.   Columbia of Ohio has initiated discussions with its Ohio
Collaborative regarding an increase.

                             Regulatory Initiatives
Distribution continues to pursue regulatory initiatives designed to bring about improvements to shareholders and customers. These initiatives focus on maximizing efficiencies and customer choice and releasing temporarily unused supply and pipeline capacity by continually monitoring current market demand. Some of the incentive rate mechanisms Distribution is pursuing include:
         - off-system sales where Distribution shares income with its customers;

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


         - supply management incentive programs that compensate Distribution for purchasing gas at a cost that is lower than set prices reported in major indices; and
         - programs that allow Distribution to share income obtained by releasing temporarily unused pipeline capacity with its customers.

Distribution continues to support pilot transportation programs that provide small customers, including residential, the opportunity to arrange their own gas purchases from marketers or producers while using Distribution's facilities for the transportation. It is also working with legislatures and regulatory commissions to streamline the related regulatory process.

In Distribution's various service areas, some of these activities have received regulatory approval and are being implemented. In other jurisdictions Distribution is still in the process of negotiating the various proposals with the regulatory commissions and other interested parties.

In Ohio, a 1994 settlement allowed Columbia of Ohio to test a weather normalization adjustment (WNA) to alleviate the impact of unusual weather on customers' bills. As a result of some customer concerns with the program, Columbia of Ohio agreed to several modifications in February 1995. During the second quarter, Columbia of Ohio met with interested parties to review the results of the WNA program, and it was jointly determined that the pilot program should be suspended. Although it was generally agreed that WNA refunds were not appropriate, certain local governments and consumer groups continue to press for the refund of WNA revenues collected during the 1994-1995 winter. Columbia of Ohio did not pursue a WNA for the 1995-1996 winter.

Columbia of Ohio is permitted to include in its plant investment post-in-service carrying charges on those eligible plant investments which are
placed in service between December 31, 1990, and December 31, 1994.   Columbia
of Ohio is currently recovering plant investment post-in-service carrying charges for 1991, 1992 and 1993 in rates. Subject to regulatory approval, the carrying charges are also authorized to be included in base rates in subsequent rate filings. These carrying charges are subject to a net income limitation, as determined by the regulatory commission, through 1997.

Project Customer Initiatives
Distribution is continuing to implement phases of its comprehensive initiative termed "Project Customer", which is designed to reshape, streamline, and enhance processes involved in delivering customer service. Columbia of Ohio recently announced the establishment of three centralized customer service centers, eliminating 26 smaller offices. The centers are designed to make quality service more accessible and reliable for customers. As a result of this initiative, Columbia of Ohio recorded a liability of $3.8 million in the fourth quarter, representing salary and related severance benefit costs for 136 employees. A similar reorganization is expected in early 1996 for Columbia of Pennsylvania and Columbia of Maryland with an estimated liability of $1.6 million, representing salary and related severance benefit costs for 71
employees.   Efforts to restructure corporate services and other Project
Customer initiatives, that began in late 1993 and 1994, are continuing to be implemented.

Capital Expenditures
In addition to maintaining and upgrading facilities to assure safe, reliable and efficient operation, Distribution's 1995 capital expenditure program of $152 million, essentially the same as 1994, included expenditures for extending
service to new areas.   The 1996 capital expenditure program amounts to
approximately $160 million, including $60 million for new business development and $79 million for replacement and betterment projects.

Gas Supply
To ensure a reliable supply of gas to its customers, Distribution contracts for both the purchase of gas and the interstate pipeline and storage capacity necessary to transport and store the commodity. Since natural gas is readily available and in ample supply, Distribution enters into primarily short-term contracts for natural gas requirements. In 1995, Distribution purchased about 80 percent of its supply under contracts with term lengths of one year or less. Also, Distribution maintains long-term contracts for firm transportation capacity to serve its core market requirements.

To meet its customers' needs during the heating season, Distribution has developed a delivery system consisting of storage services, 50 percent; firm transportation capacity on interstate pipelines, 49 percent; and peaking service for the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

coldest days, 1 percent. This favorable mix of storage and transportation permits efficient annual utilization of Distribution's firm transportation capacity and provides a high level of reliability.

In 1995, Distribution contracted for additional interstate pipeline capacity to serve growing areas that have become capacity constrained. In addition, Distribution has added peaking contracts that provide nearly 230,000 Mcf/day of additional capacity to serve heavy customer demand on the coldest winter days.

Environmental Matters
Distribution's primary environmental issues relate to 14 former manufactured gas plant sites. Investigations or remedial activities are currently underway at five sites and additional site investigations may be required at some of the remaining sites. To the extent Distribution's site investigations have been conducted, remediation plans developed and any responsibility for remediation action established, the appropriate liabilities have been recorded. Regulatory assets have also been recorded for a majority of these costs as rate recovery has been allowed or is anticipated.

On October 18, 1995, Columbia of Pennsylvania was served in a Comprehensive Environmental Response Compensation and Liability Act cost recovery action related to the Keystone Sanitation Company Landfill/Superfund site. Columbia of Pennsylvania may be named as a Potentially Responsible Party (PRP) by virtue of trash hauling services provided to Columbia of Pennsylvania's service center by the city of Hanover, Pennsylvania. Columbia of Pennsylvania believes, based on a preliminary investigation of the facts, that involvement at this site, if any, will not have a material impact on Columbia.

Volumes
Distribution's 1995 throughput of 546.6 Bcf reflects an increase of 33.6 Bcf over 1994. Higher transportation deliveries, off-system sales, continued customer growth and colder weather contributed to the increase. Transportation deliveries were 23.4 Bcf higher due to strong economic conditions in Distribution's service area while the 7.2 Bcf increase in off- system sales reflects recent changes in natural gas industry regulations which have generated opportunities to buy and sell gas in the open market. Under current regulatory treatment traditional customers are given the benefit of most of the income derived from off-system sales.

Distribution's 1994 throughput of 513 Bcf reflected a 3.2 Bcf increase over 1993. Transportation deliveries of 232.5 Bcf were 15 Bcf higher largely due to increased industrial demand in Ohio, Virginia and Kentucky as well as industrial customers shifting from tariff sales to transportation services in order to reduce their overall energy costs. The transportation improvement was largely offset by an 11.8 Bcf sales decline due to nearly 3% warmer weather.

Net Revenues
Net revenues for 1995 of $821.5 million were up $86.7 million due to higher rates that generated additional revenues of $56.3 million and improved transportation deliveries that provided $14.3 million. Weather that was 3% colder than 1994 resulted in a $4 million increase in net revenues. Surcharges were $10.3 million higher in 1995 but they offset an equivalent expense and have no impact on income.

Net revenues of $734.8 million in 1994 were up $8.8 million from 1993 primarily due to higher rates and increased transportation deliveries.

Operating Income
Operating income for 1995 of $163.6 million reflected an increase of $35.3 million over 1994 as the higher net revenues were partially offset by increased operating expenses of $51.4 million. Included in the higher operating expenses was an expense equal to the revenue surcharges, discussed above, and previously capitalized benefit costs that are expensed as they are included in rates. After eliminating the effect of these issues, operating expenses were up approximately $34.5 million. This increase reflects generally higher costs including costs for computer applications, labor and expenses associated with ongoing marketing and customer service activities as well as ongoing pipeline maintenance. Increases in plant additions contributed to higher depreciation expense and higher property taxes.

Operating income for 1994 decreased $18.1 million from 1993 to $128.3 million as the increase in net revenues was more than offset by a $26.9 million increase in operating expenses. Operation and maintenance expense increased $12.5 million due to higher labor and benefits expense as well as the effect of employee severance accruals associated with

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

implementing productivity and customer service initiatives. Other taxes increased $12.2 million due to higher gross receipts taxes and property taxes while the $2.2 million increase in depreciation expense primarily reflected plant additions.



    STATEMENTS OF OPERATING INCOME FROM DISTRIBUTION OPERATIONS (UNAUDITED)


Year Ended December 31 (in millions)          1995        1994         1993
=============================================================================
NET REVENUES
         Sales revenues                   $1,677.8    $1,741.9     $1,754.0
         Less: Cost of gas sold              952.2     1,088.6      1,098.6
-----------------------------------------------------------------------------

         Net Sales Revenues                  725.6       653.3        655.4
-----------------------------------------------------------------------------

         Transportation revenues             105.3        88.8         76.7
         Less: Associated gas costs            9.4         7.3          6.1
----------------------------------------------------------------------------

         Net Transportation Revenues          95.9        81.5         70.6
----------------------------------------------------------------------------

Net Revenues                                 821.5       734.8        726.0
----------------------------------------------------------------------------

OPERATING EXPENSES
         Operation and maintenance           443.0       404.0        391.5
         Depreciation                         70.9        64.5         62.3
         Other taxes                         144.0       138.0        125.8
----------------------------------------------------------------------------

Total Operating Expenses                     657.9       606.5        579.6
----------------------------------------------------------------------------

OPERATING INCOME                         $   163.6   $   128.3    $   146.4
----------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                       DISTRIBUTION OPERATING HIGHLIGHTS*


                                           1995             1994            1993            1992         1991
==============================================================================================================
CAPITAL EXPENDITURES ($ in millions)     151.8             151.4           117.8            99.7         98.0
--------------------------------------------------------------------------------------------------------------

THROUGHPUT (Bcf)
Sales
  Residential                            196.6             189.7           194.7           186.2        178.4
  Commercial                              79.5              80.8            83.4            81.8         78.3
  Industrial and Other                     7.1               9.7            14.2            15.0         11.0
--------------------------------------------------------------------------------------------------------------

Total Sales                              283.2             280.2           292.3           283.0        267.7
Transportation                           255.9             232.5           217.5           203.7        194.7
--------------------------------------------------------------------------------------------------------------

Total Throughput                         539.1             512.7           509.8           486.7        462.4
Off-System Sales                           7.5               0.3               -               -            -
--------------------------------------------------------------------------------------------------------------

Total Sold or Transported                546.6             513.0           509.8           486.7        462.4
--------------------------------------------------------------------------------------------------------------

SOURCES OF GAS FOR THROUGHPUT (Bcf)
Sources of Gas Sold
  Spot market**                          210.4             235.3           142.3           169.9        113.9
  Producers                               70.9              67.5            56.9            57.1         64.4
  Pipelines                                  -                -            118.4            84.0         68.2
  Storage withdrawals (injections)        23.6             (14.0)           (6.7)          (10.7)        11.4
  Company use and other                  (14.2)             (8.3)          (18.6)          (17.3)         9.8
---------------------------------------------------------------------------------------------------------------

Total Sources of Gas Sold                290.7             280.5           292.3           283.0        267.7
Gas received for delivery
  to customers                           255.9             232.5           217.5           203.7        194.7
---------------------------------------------------------------------------------------------------------------

Total Sources                            546.6             513.0           509.8           486.7        462.4
---------------------------------------------------------------------------------------------------------------

CUSTOMERS
  Residential                        1,794,800         1,764,968       1,737,609       1,711,946    1,686,918
  Commercial                           172,114           167,067         164,037         161,937      160,378
  Industrial and Other                   2,265             2,312           2,302           2,382        2,366
---------------------------------------------------------------------------------------------------------------

  Total                              1,969,179         1,934,347       1,903,948       1,876,265    1,849,662
---------------------------------------------------------------------------------------------------------------

DEGREE DAYS                              5,692             5,530           5,677           5,507        4,998
---------------------------------------------------------------------------------------------------------------


 *  Includes Columbia Gas of New York, Inc. through March 31, 1991.

**  Reflects volumes under purchase contracts of less than one year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                             OIL AND GAS OPERATIONS

Proposed Sale of Columbia Development
On October 23, 1995, Columbia announced its intention to sell Columbia Development, its wholly-owned southwest oil and gas exploration and production subsidiary, which has approximately 196 billion cubic feet equivalent (Bcfe) of proved oil and natural gas reserves located in the Gulf of Mexico and on-shore continental United States. Based on the proposed sale of this subsidiary in early 1996, an estimated loss of $54.8 million after-tax was recorded in the fourth quarter of 1995. It is expected that the proposed sale of Columbia Development may take several months to complete and the financial impact of the sale may be different once finalized. Management has determined that the strategic value to Columbia of drilling for oil and gas in the Southwest has diminished and that Columbia's investment in Columbia Development would be better devoted to assets focused on meeting customer needs. Columbia is not exiting the exploration and production business, and will retain its larger and more strategically placed Appalachian oil and gas subsidiary, Columbia Natural Resources, Inc. (CNR), which is closer to Columbia's customer base and pipeline service territory. As of December 31, 1995, CNR held interests in more than
2.2 million net acres of gas and oil leases and had proved oil and gas reserves in excess of 609 Bcfe.

Market Conditions
Despite a rise in gas prices in late 1995, average prices for the year were lower than the year earlier and had an adverse impact on results from operations of the oil and gas segment. Columbia's natural gas prices averaged $1.96 per Mcf in 1995 compared to $2.18 in 1994. Oil prices improved to $16.17 per barrel for 1995 from a 1994 level of $15.09 per barrel. The decline in gas prices throughout most of 1995 has been attributed to a number of factors including warm weather in the first quarter of 1995, increased imports from Canada, greater pipeline and storage flexibility, and general excess supply deliverability as a result of federal deregulation. In December 1995, gas prices rebounded as storage levels fell due to unseasonably colder weather.

Fluctuations in oil and gas prices can cause significant variations in revenues for the oil and gas segment. To dampen the impact of these price swings and help stabilize revenues, the oil and gas segment uses futures and option contracts and price swap agreements to lessen the price risk for a portion of its production. (See Note 4 - Commodity Hedging in Notes to Consolidated Financial Statements for additional information.)

Capital Expenditures
In the Appalachian area, CNR participated in the drilling of 96 gross (61 net) development wells in 1995, with a success rate of 74%. The primary focus of CNR's 1995 drilling activity was in the Rose Run formation in southeast Ohio and shale formations in West Virginia. CNR's $21 million capital and exploration budget for 1996 is anticipated to focus on joint venture prospects in Ohio, which have higher reserve and deliverability potential.

In the southwest, Columbia Development drilled 67 gross (24 net) wells in 1995, with an 82 percent success rate. In the Austin Chalk drilling program, 45 out of 48 Austin Chalk wells drilled in 1995 were successful.

Gathering Facilities
Under Order 636, the natural gas pipeline industry is required to eventually unbundle gathering services from other transportation services. Columbia Transmission provides transportation services, including gathering services, for a significant portion of gas produced from CNR's reserves. In its August 1, 1995 general rate filing, Columbia Transmission requested an increase in its gathering rate to reflect partial unbundling of this service.

Columbia Transmission is currently preparing the regulatory filings necessary for abandonment of selected gathering facilities and transfer of those assets to CNR. Capital expenditures needed to purchase these intercompany assets are estimated at $22 million, the book value of the facilities, with additional costs to be incurred for compression and measurement. Operation and maintenance costs associated with these facilities will be partially offset by the absence of Columbia Transmission's gathering charges on wells located in southern West Virginia coupled with additional revenue generated from transportation of third party gas.

Reserves
Net proved gas reserves at the end of 1995 totaled approximately 737 Bcf, compared to 684 Bcf at the end of 1994. The determination that an increasing number of CNR's wells are economical to produce at year-end 1995 gas prices is

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

reflected in a 116 Bcf upward revision in recoverable gas reserves in the Appalachian area. Without this revision, CNR's reserve base declined as production exceeded newly discovered Appalachian reserves and extensions of 14 Bcf . Drilling activity in the Appalachian area was curtailed during 1995 due to low natural gas prices. In the Southwest, net proved reserves declined slightly as production during 1995 and an 8 Bcf downward revision in recoverable gas reserves exceeded new discoveries and extensions of 39 Bcf by approximately one Bcf.

Proved reserves for oil, condensate and natural gas liquids decreased from 12.3 million barrels at the end of 1994 to 11.6 million barrels for 1995. While production of 2.8 million barrels was largely replaced through extensions and discoveries of 2.7 million barrels during 1995, net reserves were revised downward by 0.5 million barrels.

Volumes
Gas production decreased 1.9% in 1995 to 65.4 Bcf primarily due to normal production declines from onshore wells in the Southwest. Gas production in the Appalachian area was essentially unchanged at 33.3 Bcf as production from new wells offset normal production declines from older wells combined with production curtailments resulting from replacement and repair of Columbia Transmission's gathering lines and compressor facilities. In 1994, gas production decreased 6.7% to 66.7 Bcf as production declined in both the Southwest and Appalachian areas. The decline was primarily attributable to the same factors impacting 1995 production.

Oil and liquids production declined in 1995 by 21.1% to 2.8 million barrels. The decrease was primarily due to production declines in onshore wells, especially horizontal wells in the Austin Chalk field, and decreased gas processing from the West Cameron 485 block at the Blue Water Gas Processing Plant. In 1994, oil and liquids production was essentially unchanged from 1993 as an increase in Appalachian production offset the decrease in the Southwest program due to offshore well production problems.

Operating Revenues
In 1995, operating revenues were $180.6 million, a decrease of $24.7 million from 1994. The decrease is primarily attributable to lower gas prices and significantly lower oil and liquids production in the southwest. In 1994, operating revenues declined $16.9 million or 7.6% from 1993 as the impact of lower oil and gas prices and the decrease in gas production was only partially offset by the combined effect of recording a reserve of $5.4 million in 1993 for a royalty dispute and the subsequent reversal of most of this reserve in 1994.

Operating Income
Operating income in 1995 declined by $26.9 million to $3.7 million primarily due to the lower operating revenues. In 1994, operating income declined by $23 million due to lower operating revenues and an increase in depletion expense of $12.4 million as a result of depressed energy prices.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                             OIL AND GAS OPERATIONS

     STATEMENTS OF OPERATING INCOME FROM OIL AND GAS OPERATIONS (UNAUDITED)


Year Ended December 31 (in millions)         1995              1994              1993
---------------------------------------------------------------------------------------

OPERATING REVENUES
         Gas                               $134.4            $150.7           $ 163.8
         Oil and liquids                     46.2              54.6              58.4
---------------------------------------------------------------------------------------

Total Operating Revenues                    180.6             205.3             222.2
---------------------------------------------------------------------------------------

OPERATING EXPENSES
         Operation and maintenance           79.6              76.9              83.7
         Depreciation and depletion          86.9              86.2              73.8
         Other taxes                         10.4              11.6              11.1
---------------------------------------------------------------------------------------

Total Operating Expenses                    176.9             174.7             168.6
---------------------------------------------------------------------------------------

OPERATING INCOME                          $   3.7            $ 30.6            $ 53.6
---------------------------------------------------------------------------------------




                       OIL AND GAS OPERATING HIGHLIGHTS*


                                                   1995         1994          1993          1992         1991
--------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)              86.8         101.6         95.1          70.8         120.8
--------------------------------------------------------------------------------------------------------------

PROVED RESERVES
Gas (Bcf)(a)                                     736.5         683.8        697.0         779.5         808.1
Oil and Liquids (000 barrels)(b)                11,552        12,255       12,792        14,650        15,568
--------------------------------------------------------------------------------------------------------------

PRODUCTION
Gas (Bcf)                                         65.4          66.7         71.5          69.2          76.3
Oil and Liquids (000 barrels)                    2,849         3,611        3,603         3,061         3,411
--------------------------------------------------------------------------------------------------------------

AVERAGE PRICES
Gas ($ per Mcf)                                   1.96          2.18         2.28          2.02          1.81
Oil and Liquids ($ per barrel)                   16.17         15.09        16.17         18.20         21.10
--------------------------------------------------------------------------------------------------------------


* Year 1991 include results from Canadian operations that were sold effective December 31, 1991.

(a) Includes reserves held for sale of 137.0 Bcf in 1995.

(b) Includes reserves held for sale of 9.9 million barrels in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                            OTHER ENERGY OPERATIONS
Energy Services
Columbia Energy Services Corporation (Columbia Energy Services) oversees Columbia's nonregulated natural gas marketing efforts and provides an array of services to distribution companies, independent power producers and other large end users both on and off Columbia's transmission and distribution pipeline system. Columbia Energy Services offers one-stop shopping for natural gas supply, transportation-related services, and fuel management services to help customers better manage their energy costs. In 1995, electronic trading, The Fast Lane(TM), was added to its services making real-time trading of natural gas supplies and pipeline capacity easier and more efficient.

Propane
During 1995, propane sales by Columbia Propane Corporation and Commonwealth Propane, Inc. (Commonwealth Propane) totaled 68.9 million gallons, a small increase over 1994. The propane companies serve approximately 74,300 customers in parts of Kentucky, Maryland, New York, North Carolina, Ohio, Pennsylvania, Virginia and West Virginia.

Cogeneration
Columbia is part owner in four cogeneration projects through its subsidiary, TriStar Ventures Corporation (TriStar). These facilities produce both electricity and useful thermal energy and are fueled principally by natural gas. TriStar holds various interests in these facilities that have a total capacity of nearly 300 megawatts. In 1995, TriStar expanded its business to include facility energy management services. This includes providing operations, maintenance, and technical advisory services for power generation projects. TriStar plans to utilize the extensive Columbia presence in the Mid-Atlantic region to market its services and develop additional opportunities with customers of Columbia's distribution subsidiaries.

Cove Point Facility
Columbia LNG is a partner with subsidiaries of the Potomac Electric Power Company in Cove Point LNG Limited Partnership (Cove Point LNG). Cove Point LNG recently began commercial operations of one of the largest natural gas peaking and storage facilities in the United States located at Cove Point, Maryland. The facility has a capacity to liquefy natural gas at a rate of 15,000 Mcf per day and stores the resulting liquefied natural gas until needed for winter peak day requirements of utilities and other large gas users.

Commodity Hedging
Columbia Energy Services and Commonwealth Propane use commodity futures from time to time to hedge prices on commitments for natural gas purchases and sales and propane inventories. Under internal guidelines, speculative positions are prohibited.

Columbia Energy Services uses commodity futures contracts to assure acceptable margins on the purchase and resale of natural gas in future months. When Columbia Energy Services makes a sale for future delivery without having natural gas committed to that sale, it purchases commodity futures to reduce the risk of increasing prices prior to purchasing the natural gas to fulfill the sales obligation.

Commonwealth Propane purchases propane and places it in inventory for future sale. Commonwealth Propane sells commodity futures on a portion of its inventory at the time of purchase to protect it from decreasing prices.

Environmental Matters
Columbia Gas System Service Corporation (Service Corporation) received a "General Notice of Potential Liability and Section 104(2) Request for Information" from the EPA concerning a process site to which the Service Corporation sent certain solvents. Service Corporation joined a group for the purpose of sharing the costs of the cleanup. Management does not believe this Superfund matter will have a material adverse effect on future income or Columbia's financial position.

Net Revenues
Net revenues for gas marketing in 1995 were essentially unchanged at $7.1
million after increasing by $3.8 million in 1994.   In the prior year the
demand for gas marketing services surged as a result of the new environment created by

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Order 636.  Net revenues from propane operations in 1995 were also relatively
unchanged at $29.6 million from the prior year.   Net revenues increased in
1994 due primarily to cold weather in the first quarter of 1994.

Other revenues increased $10.2 million in 1995, to $86.4 million, due to an increase in revenues for professional services provided to affiliates, revenues from Columbia LNG and an increase for cogeneration activities. In 1994, other revenues increased $1.4 million as the impact of increased cogeneration activities was mostly offset by a decline in revenues for service provided to affiliated companies due to restructuring certain processes.

Operating Income
The $4.8 million decrease in operating income in 1995 to $19.3 million reflects higher costs for services provided to affiliates, higher operating expenses for propane operations and an operating loss associated with Columbia LNG. The $21 million increase in operating income in 1994 was due to the $12.8 million decrease in operating expenses reflecting the impact of a reserve recorded in 1993 for employee severance costs and the overall increase of $8.2 million in net revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


    STATEMENTS OF OPERATING INCOME FROM OTHER ENERGY OPERATIONS (UNAUDITED)

Year Ended December 31 (in millions)          1995              1994                1993
------------------------------------------------------------------------------------------
NET REVENUES
         Gas marketing revenues             $237.9             $232.1             $176.5
         Less: Products purchased            230.8              225.3              173.5
------------------------------------------------------------------------------------------

         Net Gas Marketing Revenues            7.1                6.8                3.0
------------------------------------------------------------------------------------------

         Propane revenues                     65.1               63.2               56.5
         Less: Products purchased             35.5               33.4               29.7
------------------------------------------------------------------------------------------

         Net Propane Revenues                 29.6               29.8               26.8
------------------------------------------------------------------------------------------

         Other revenues                       86.4               76.2               74.8
------------------------------------------------------------------------------------------

Net Revenues                                 123.1              112.8              104.6
------------------------------------------------------------------------------------------

OPERATING EXPENSES
         Operation and maintenance            90.4               76.3               90.8
         Depreciation and depletion            7.9                7.1                5.9
         Other taxes                           5.5                5.3                4.8
------------------------------------------------------------------------------------------

Total Operating Expenses                     103.8               88.7              101.5
------------------------------------------------------------------------------------------

OPERATING INCOME                            $ 19.3             $ 24.1               $ 3.1
------------------------------------------------------------------------------------------





                       OTHER ENERGY OPERATING HIGHLIGHTS

                                          1995            1994             1993            1992          1991
--------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)      14.1           15.1              11.2            15.0          10.2
--------------------------------------------------------------------------------------------------------------

PROPANE
Gallons sold (millions)                   68.9           68.5              58.1            63.3          70.5
Customers                               74,308         68,218            67,895          65,899        64,618
--------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



                               BANKRUPTCY MATTERS

On November 28, 1995, Columbia and its wholly-owned subsidiary, Columbia Transmission, emerged from Chapter 11 protection of the Federal Bankruptcy Code. Both Columbia and Columbia Transmission operated under Chapter 11 since filing for protection on July 31, 1991. The companies were granted debtor-in-possession status under the Bankruptcy Code, allowing them to conduct normal business operations subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court).

Events that Led to Bankruptcy Filings
Both Columbia's and Columbia Transmission's Chapter 11 filings were precipitated by a combination of events that adversely affected Columbia Transmission's financial viability. Most notable were federal legislative and regulatory actions, instituted years after Columbia Transmission signed gas purchase contracts that significantly impacted Columbia Transmission's ability to sell gas at a price which would allow it to recover the contracted purchase price. These problems were compounded by record-setting warm weather in 1990 and 1991, that caused spot market prices for gas to plunge and created excess transportation capacity, thus making an unexpected and persistent oversupply of bargain-priced gas available to Columbia Transmission's customers. As a result, Columbia Transmission's ability to market its gas was severely undercut, substantially reducing both sales volumes and revenues.

Settlement of Prepetition Obligations
In settlement of its prepetition obligations, Columbia distributed approximately $3.6 billion to its creditors, which included $2.3 billion for Columbia's prepetition debt and approximately $1 billion for interest on that debt. The amounts represented full payment of creditors' prepetition claims. This distribution was funded by:

    - $2 billion in new long-term debt securities, with maturities ranging from 5 to 30 years;
    - $1 billion in cash, funded by cash on hand and approximately $370 million of new bank debt; and
    - $200 million in Series A - Preferred Stock and $200 million in Series B - DECS.

The interest rates on the new debt securities and the dividend rates and other financial terms of the new equity securities were based on market levels at the time of emergence. Columbia's new long-term debt obligations were rated as investment grade by three major rating agencies. (See Liquidity and Capital Resources discussion on page 19 for more information.)

The provisions of Columbia Transmission's Plan provided for a total distribution at or after emergence of approximately $3.9 billion to its creditors, including:
    - 100% of all priority and administrative claims, which together amounted to $255 million;
    - 100% of Columbia's secured claim of approximately $2 billion, including interest, which was funded with approximately $900 million of secured debt securities of reorganized Columbia Transmission and all of its equity;
    - 100% of all unsecured claims of $25,000 or less, which amounted to $8 million;
    - 72.5% of all miscellaneous unsecured creditor claims in excess of $25,000, which amounted to $40 million;
    - approximately $130 million in customer refunds as provided under terms of a customer settlement agreement. 68.875 to 72.5% of the $351 million unsecured claim of Columbia, that will be ultimately determined by the final distribution percentage received by unsecured producers; and
    - an estimated $1.2 billion to unsecured producers (based on 100% acceptance by producers of the settlement amounts proposed in the
         Plan). Columbia Transmission's Plan included a producer settlement that provided for a total proposed allowed amount of producer claims of $1.6 billion and for distributions of 72.5% to those creditors who had claims under those contracts in excess of $25,000.

Columbia Transmission's Plan provides that producers who rejected settlement offers contained in Columbia Transmission's Plan may continue to litigate their claims under the Bankruptcy Court-approved estimation procedures, described below, and will receive the same percentage payout on their claims, when and if ultimately allowed, as received by the settling producers. Columbia Transmission's Plan further provided that the actual distribution percentage for producer claims, which would not be less than 68.875% or greater than 72.5%, would not be determined

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


until the total amount of contested producer claims is established, and that until such time, 5% of the amount to be distributed to producer claimants and Columbia for unsecured debt will be withheld.

The 5% holdback from settling producers and a matching contribution by reorganized Columbia Transmission, to the extent necessary, will be used to fund any distributions on producer claims ultimately liquidated in an aggregate amount in excess of those proposed by Columbia Transmission's Plan. If the holdback and matching contributions are exhausted, any further distribution would be funded entirely by Columbia Transmission. Columbia has guaranteed the payment of the remaining distributions to producers, either in cash or, to the extent that a nonsettling producer's finally allowed claim exceeds its proposed settlement value, in Columbia's common stock.

Producer Claims Estimation Process
In 1992, the Bankruptcy Court approved the appointment of a Claims Mediator and the implementation of a claims estimation procedure for the quantification of claims arising from the rejection of above-market gas purchase contracts and other claims by producers related to gas purchase contracts with Columbia Transmission. In late 1994 and early 1995, the Claims Mediator issued the Initial Report and Recommendations of the Claims Mediator on generic issues for Natural Gas Contract Claims and a Supplement to Initial Report and Recommendations of the Claims Mediator (Report) and directed producer claimants to submit to him recalculated claims prepared pursuant to the instructions contained in the Report. The recommendations and instructions set out in the Report have not been considered by the Bankruptcy Court. In mid-1995, producers with which Columbia Transmission had not yet negotiated settlements liquidating their claims submitted recalculated claims to the Claims Mediator. As submitted, those recalculated claims initially amounted to over $2 billion. Since mid-1995, numerous additional producers settled their claims and those settlements became final with the confirmation of Columbia Transmission's Plan. In addition, several recalculated claims have been amended by producer claimants.

The estimation procedures remain in place under the Plan for use in the post-confirmation liquidation of producer claims that were not resolved with the confirmation of the Plan. The recalculated claims still subject to the estimation process total about $490 million, as submitted and amended. The estimation process is now proceeding with discovery, motions for dismissal or summary judgement and evidentiary hearings before the Claims Mediator to address individual producer claims, including specific issues not addressed by the Report. The recommendations of the Claims Mediator concerning the amounts at which particular claims should be allowed, as issued, are being submitted to the Bankruptcy Court for consideration. The parties have rights of appellate review with respect to the resulting orders of the Bankruptcy Court. When claims are allowed by the Bankruptcy Court and the allowances become final, Columbia Transmission will make additional distributions pursuant to the Plan. The timing of the completion of this litigation process is impossible to predict.

Based on the information received and evaluated to date, Columbia Transmission believes that most of the remaining claims will be settled at amounts approximating the settlement values, but expects that some claims may be settled or resolved through litigation at amounts higher or lower than the proposed settlement values. Although Columbia Transmission does not have sufficient information to fully evaluate all claims and the outcome of litigation is subject to uncertainty, it currently estimates that the ultimate payment to producers, after litigation and after giving effect to the producer holdback, is likely to exceed the $1.2 billion distribution projected in the Plan (which is based on 100% producer acceptance of amounts proposed in the Plan) but is unlikely to exceed $1.3 billion. The foregoing estimation is based on the information currently available, and there can be no assurance as to the timing or amounts of settlements with producers or as to the amount ultimately allowed or paid with respect to the remaining claims.

Intercompany Complaint
Columbia Transmission's Plan provided for the withdrawal of a complaint filed by the Official Committee of Unsecured Creditors of Columbia Transmission with the Bankruptcy Court. The complaint alleged, among other items, that the $1.7 billion of Columbia Transmission's secured and unsecured debt securities held by Columbia should be recharacterized as capital contributions (rather than loans) and equitably subordinated to the claims of Columbia Transmission's other creditors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)




Internal Revenue Service Matters
Columbia received a favorable ruling from the Internal Revenue Service (IRS) in October 1995, stating that payments made by Columbia Transmission pursuant to its Plan to producers in connection with their contract rejection claims were deductible for tax purposes in the year in which the payments were made. Because of the magnitude of the payments, obtaining a favorable ruling from the IRS was a condition of both Plans.

Security Holder and Derivative Litigation
On July 18, 1995, Columbia reached a settlement that resolved a consolidated class action complaint filed in the District Court in 1991 against Columbia and its directors and certain officers of the debtor companies. Under the terms of the settlement Columbia paid approximately $16.5 million of the total $36.5 million settlement. The remainder was shared among the insurance carrier for the director and officer defendants and the other defendants to the litigation. The settlement was implemented upon Columbia's emergence from Chapter 11. Also in 1991, three derivative actions were filed in the Court of Chancery in and for New Castle County (Delaware) alleging that directors had breached their fiduciary duties to Columbia. Consistent with the recommendation of a special committee of Columbia's Board of Directors it was determined that it was in the best interest of Columbia to dispose of the litigation. The derivative litigation was released and dismissed pursuant to Columbia's Plan.



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



--------------------------------------------------------------------------------------------------------------------------------

                                                          Index                                                             Page
--------------------------------------------------------------------------------------------------------------------------------
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        43
Statements of Consolidated Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        44
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45
Statements of Consolidated Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        47
Statements of Consolidated Common Stock Equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        48
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        49


Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        76

--------------------------------------------------------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of The Columbia Gas System, Inc.:


We have audited the accompanying consolidated balance sheets of The Columbia Gas System, Inc. (a Delaware corporation, the "Corporation") and subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated income, cash flows and common stock equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 5B, effective January 1, 1994, the Corporation changed its method of accounting for postemployment benefits pursuant to standards promulgated by the Financial Accounting Standards Board.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the Index to Item 8, Financial Statements and Supplementary Data, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


New York, New York
February 5, 1996

                       STATEMENTS OF CONSOLIDATED INCOME
                 The Columbia Gas System, Inc. and Subsidiaries





Year Ended December 31 (in millions except per share amounts)                        1995*              1994*             1993*
--------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
         Gas sales                                                               $1,929.0           $2,031.3          $2,574.3
         Transportation                                                             487.7              505.7             518.4
         Other                                                                      218.5              210.1             221.1
--------------------------------------------------------------------------------------------------------------------------------

Total Operating Revenues                                                          2,635.2            2,747.1           3,313.8
--------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
         Products purchased                                                         820.6              984.2           1,577.7
         Operation                                                                  826.7              774.4             702.3
         Maintenance                                                                116.6              133.7             165.5
         Depreciation and depletion                                                 270.0              261.7             239.8
         Other taxes                                                                211.1              209.0             198.0
         Writedown of investment in CLG                                                 -                  -              57.5
--------------------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                                          2,245.0            2,363.0           2,940.8
--------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                    390.2              384.1             373.0
--------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
         Interest income and other, net (Note 14)                                   (58.2)              35.2               7.7
         Interest expense and related charges** (Note 15)                          (988.4)             (14.8)            (101.5)
         Reorganization items, net (Note 2)                                          13.4              (12.3)              8.9
--------------------------------------------------------------------------------------------------------------------------------

Total Other Income (Deductions)                                                  (1,033.2)               8.1             (84.9)
--------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
         ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           (643.0)             392.2             288.1
Income taxes (Note 6)                                                              (210.7)             146.0             135.9
--------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
         CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                    (432.3)             246.2             152.2
                 Extraordinary item (Note 5A)                                        71.6                  -                 -
                 Cumulative effect of change in accounting
                   for postemployment benefits (Note 5B)                                -               (5.6)                -
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                                 $(360.7)           $ 240.6           $ 152.2
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
         (based on average shares outstanding)
                 Before extraordinary item and accounting change                   $(8.57)           $  4.87         $    3.01
                 Extraordinary item                                                  1.42                  -                 -
                 Change in accounting for postemployment benefits                       -              (0.11)                -
--------------------------------------------------------------------------------------------------------------------------------

Earnings (Loss) on Common Stock                                                    $(7.15)           $  4.76         $    3.01

--------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING (thousands)                                      50,468             50,560            50,559
--------------------------------------------------------------------------------------------------------------------------------


 *Reference is made to Note 2 of Notes to Consolidated Financial Statements.

**Due to the bankruptcy filings, interest expense of approximately $230 million and $210 million was not recorded in 1994 and 1993, respectively (see Note 2 of Notes to Consolidated Financial Statements). Interest expense of $982.9 million including write-off of unamortized discounts on debentures, was recorded in the fourth quarter of 1995.

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                 The Columbia Gas System, Inc. and Subsidiaries


ASSETS as of December 31 (in millions)                                                               1995*               1994*
--------------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
         Gas utility and other plant, at original cost                                             $6,903.2           $6,637.5
         Accumulated depreciation and depletion                                                    (3,322.0)          (3,180.8)
--------------------------------------------------------------------------------------------------------------------------------

         Net Gas Utility and Other Plant                                                            3,581.2            3,456.7
--------------------------------------------------------------------------------------------------------------------------------

         Oil and gas producing properties, full cost method                                           516.3            1,261.9
         Accumulated depletion                                                                       (141.1)            (637.6)
--------------------------------------------------------------------------------------------------------------------------------

         Net Oil and Gas Producing Properties                                                         375.2              624.3
--------------------------------------------------------------------------------------------------------------------------------

Net Property, Plant and Equipment                                                                   3,956.4            4,081.0
--------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
         Accounts receivable - noncurrent                                                              91.2              211.2
         Unconsolidated affiliates                                                                     78.2               80.7
         Assets held for sale (Note 13B)                                                              182.8                  -
         Other                                                                                          2.4               14.5
--------------------------------------------------------------------------------------------------------------------------------

Total Investments and Other Assets                                                                    354.6              306.4
--------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
         Cash and temporary cash investments                                                            8.0            1,481.8
         Accounts receivable
           Customers (less allowance for doubtful accounts
             of $12.3 and $11.6, respectively)                                                        429.2              425.5
           Other                                                                                       81.8              122.3
         Income tax refund                                                                            271.5                  -
         Gas inventory                                                                                172.3              230.3
         Other inventories - at average cost                                                           41.5               42.0
         Prepayments                                                                                   56.9               63.3
         Regulatory assets                                                                             76.5               39.9
         Other                                                                                        138.2              117.3
--------------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                                1,275.9            2,522.4
--------------------------------------------------------------------------------------------------------------------------------

REGULATORY ASSETS                                                                                     422.0              212.1
DEFERRED CHARGES                                                                                       48.1               43.0
--------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                       $6,057.0           $7,164.9
--------------------------------------------------------------------------------------------------------------------------------

 *Reference is made to Note 2 of Notes to Consolidated Financial Statements.

**Due to the bankruptcy filings, accrued interest of approximately $730 million was not recorded as of December 31, 1994.

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITALIZATION AND LIABILITIES as of December 31 (in millions)                                         1995*              1994*
--------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK EQUITY
         Common stock, par value $10 per share - outstanding 49,204,025
             and 50,563,335 shares, respectively                                                      $506.2            $505.6
         Additional paid in capital                                                                    595.8             601.9
         Retained earnings                                                                              69.8             430.5
         Less: Cost of treasury stock (1,416,155 shares)                                                57.8                 -
         Unearned employee compensation                                                                    -             (70.0)
--------------------------------------------------------------------------------------------------------------------------------

Total Common Stock Equity                                                                            1,114.0           1,468.0
PREFERRED STOCK (Note 9)                                                                               399.9                 -
LONG-TERM DEBT (Note 10)                                                                             2,004.5               4.3
--------------------------------------------------------------------------------------------------------------------------------

Total Capitalization                                                                                 3,518.4           1,472.3
--------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
         Short-term debt (Note 11)                                                                     338.9                 -
         Accounts and drafts payable                                                                   215.7             153.2
         Accrued taxes                                                                                 271.3             175.2
         Accrued interest**                                                                             94.3                 -
         Estimated rate refunds                                                                         96.1              92.2
         Estimated supplier obligations                                                                178.3              69.7
         Overrecovered gas costs                                                                        41.7              59.5
         Transportation and exchange gas payable                                                        46.7              35.1
         Other                                                                                         295.6             275.0
--------------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                            1,578.6             859.9
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS (Note 2)                                                     -           3,977.7
--------------------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
         Deferred income taxes - noncurrent                                                            468.6             344.1
         Investment tax credits                                                                         38.6              38.6
         Postretirement benefits other than pensions                                                   208.2             236.3
         Regulatory liabilities                                                                         44.9              26.2
         Other                                                                                         199.7             209.8
--------------------------------------------------------------------------------------------------------------------------------

Total Other Liabilities and Deferred Credits                                                           960.0             855.0
--------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 13)                                                          -                 -
--------------------------------------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES                                                               $6,057.0          $7,164.9
--------------------------------------------------------------------------------------------------------------------------------

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                 The Columbia Gas System, Inc. and Subsidiaries

Year Ended December 31 (in millions)                                                1995*             1994*          1993*
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income (loss)                                                             $(360.7)            $240.6          $152.2
    Adjustments for items not requiring (providing) cash:
         Depreciation and depletion                                                 270.0              261.7           239.8
         Deferred income taxes                                                       66.1               72.2            19.1
         Reapplication of SFAS 71                                                   (71.6)                 -               -
         Estimated loss on sale of Columbia Gas Development
                 Corporation                                                         77.8                  -               -
         Change in accounting for postemployment benefits                               -                5.6               -
    Interest expense settled at emergence                                           702.9                  -               -
    Payment of Chapter 11 liabilities                                            (1,169.1)                 -               -
    Other - net**                                                                   (94.0)             (25.0)          239.8
    Changes in components of working capital:
         Accounts receivable                                                         99.7              135.9            (1.4)
         Gas inventory                                                               58.0              (32.5)          115.7
         Prepayments                                                                 12.3               (8.0)            2.4
         Accounts payable                                                            38.3              (35.5)          (59.3)
         Accrued taxes                                                             (314.9)              45.7             5.5
         Estimated rate refunds                                                     (56.6)            (133.3)          (59.4)
         Estimated supplier obligations                                             (44.0)             (49.7)          131.2
         Under/Overrecovered gas costs                                              (18.0)             106.7           (23.2)
         Exchange gas payable                                                        10.4              (31.7)          (10.1)
         Other working capital                                                      (14.0)               20.1            98.1
--------------------------------------------------------------------------------------------------------------------------------

Net Cash From Operations                                                           (807.4)             572.8           850.4
--------------------------------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES
    Capital expenditures                                                           (411.0)            (433.6)         (345.7)
    Sale of partnership interest                                                     10.9                  -               -
    Other investments - net                                                          25.2               (1.3)            3.9
--------------------------------------------------------------------------------------------------------------------------------

Net Investment Activities                                                          (374.9)            (434.9)         (341.8)
--------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Retirement of prepetition debt obligations                                     (637.3)                 -               -
    Retirement of long-term debt                                                     (0.8)              (0.9)           (0.8)
    Issuance of common stock                                                          1.8                  -               -
    Increase in short-term debt and other financing activities                      344.8                4.4            12.0
--------------------------------------------------------------------------------------------------------------------------------

Net Financing Activities                                                           (291.5)               3.5            11.2
--------------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in cash and temporary cash investments                       (1,473.8)             141.4           519.8
Cash and temporary cash investments
  at beginning of year                                                            1,481.8            1,340.4           820.6
--------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of year                                   $ 8.0         $ 1,481.8       $ 1,340.4
--------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                                                          284.9                0.8             0.5
    Cash paid for income taxes (net of refunds)                                      42.3               37.4            88.7
--------------------------------------------------------------------------------------------------------------------------------

 *Reference is made to Note 2 of Notes to Consolidated Financial Statements.

**Includes changes in Liabilities Subject to Chapter 11 Proceedings of
  ($2,842.0) in 1995, $61.1 million in 1994, and ($39.4) million in 1993.

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY
                 The Columbia Gas System, Inc. and Subsidiaries


                                                   Common Stock*
                                       -----------------------------------   Additional                    Unearned
(In millions except                              Shares       Par Treasury     Paid In      Retained       Employee
for share amounts)                     Outstanding(000)     Value    Stock     Capital      Earnings   Compensation        Total
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1992                     50,559    $505.6   $    -      $601.8       $  37.7         $(70.0)    $1,075.1
Net Income                                                                                     152.2                       152.2
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993                     50,559     505.6        -       601.8         189.9          (70.0)     1,227.3
Net Income                                                                                     240.6                       240.6
Common stock issued:
  Long-Term Incentive Plan                            4                            0.1                                       0.1
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                     50,563     505.6        -       601.9         430.5          (70.0)     1,468.0
Net Loss                                                                                      (360.7)                     (360.7)
Termination of LESOP                             (1,416)             (57.8)       (7.9)                        70.0          4.3
Common stock issued:
  Long-Term Incentive Plan                           57       0.6                  1.8                                       2.4
--------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                     49,204    $506.2   $(57.8)     $595.8       $  69.8         $    -     $1,114.0

--------------------------------------------------------------------------------------------------------------------------------

 *100 million shares authorized at December 31, 1995, 1994, 1993 and 1992 - $10 par value.

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Columbia and all subsidiaries. All intercompany accounts and transactions have been eliminated.

         Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

   B. CASH AND CASH EQUIVALENTS. Columbia considers all highly liquid debt instruments to be cash equivalents.

         In settlement of its prepetition obligations, Columbia distributed approximately $3.6 billion to its creditors, which included $2.3 billion for Columbia's prepetition debt and approximately $1.0 billion for interest on that debt. This distribution was funded by $2.0 billion in new long-term debt securities, $0.9 billion in cash, which included cash on hand and $0.4 billion of new bank debt, and $0.2 billion in Series A - Preferred Stock and $0.2 billion in Series B-DECS. The issuance of these securities represents non-cash financing activities.

   C. BASIS OF ACCOUNTING FOR RATE-REGULATED SUBSIDIARIES. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS No. 71) provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. As more fully discussed in Note 5A, Columbia's transmission subsidiaries reapplied the provisions of SFAS No. 71 concurrent with the emergence from Chapter 11 protection. Columbia's gas distribution subsidiaries continue to follow the accounting and reporting requirements of SFAS No. 71.

         Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Condensed information for assets and liabilities subject to utility regulation and rate determination are as follows:

                                                                         Transmission           Distribution
                                                                         Subsidiaries           Subsidiaries
         At December 31 ($ in millions)                                1995       1994         1995     1994
         ---------------------------------------------------------------------------------------------------
         ASSETS
           Environmental costs                                          132.5        -          8.2      8.4
           Postemployment and postretirement benefits                    75.9        -        137.7    138.0
           Percent of income plan                                           -        -         16.5     20.4
           Retirement income plan                                        10.3        -         17.2     11.0
           Regulatory effects of accounting for income taxes, net           -        -         50.9     51.5
           Post in service carrying charges                                 -        -         24.4        -
           Other                                                         14.1        -         10.8     22.7
         ---------------------------------------------------------------------------------------------------
         Total regulatory assets                                        232.8        -        265.7    252.0
         ===================================================================================================
         LIABILITIES
           Rate refunds and reserves                                     36.0        -         60.1     80.1
           Overrecovered gas costs                                          -        -         41.7     60.3
           Regulatory effects of accounting for income taxes, net        23.4        -         25.5     26.2
           Other                                                          5.2        -            -        -
         ---------------------------------------------------------------------------------------------------
         Total regulatory liabilities                                    64.6        -        127.3    166.6
         ===================================================================================================


   D. GAS UTILITY AND OTHER PLANT AND RELATED DEPRECIATION. Property, plant and equipment (principally utility plant) are stated at original cost. The cost of gas utility and other plant of the rate regulated companies includes an allowance for funds used during construction (AFUDC). Property, plant and equipment of other subsidiaries includes interest during construction (IDC). The 1995, 1994 and 1993 before-tax rates for AFUDC and IDC were 8.0 percent and 9.6 percent, respectively.

         Improvements and replacements of retirement units are capitalized at cost. When units of property are retired, the accumulated provision for depreciation is charged with the cost of the units and the cost of removal, net of salvage. Maintenance, repairs and minor replacements of property are charged to expense. Columbia's subsidiaries provide for annual depreciation on a composite straight-line basis.

         The average annual depreciation rate for the transmission subsidiaries' property was 2.6 percent in 1995, 2.7 percent in 1994 and 2.6 percent in 1993. The average annual depreciation rate for the distribution subsidiaries' property was 3.3 percent in 1995, 1994 and 1993.

   E. OIL AND GAS PRODUCING PROPERTIES. Columbia's subsidiaries engaged in exploring for and developing oil and gas reserves follow the full cost method of accounting. Under this method of accounting, all productive and nonproductive costs directly identified with acquisition, exploration and development activities including certain payroll and other internal costs are capitalized in a countrywide cost center. If costs exceed the sum of the estimated present value of the cost center's net future oil and gas revenues and the lower of cost or estimated value of unproved properties, an amount equivalent to the excess is charged to current depletion expense. Gains or losses on the sale or other disposition of oil and gas properties are normally recorded as adjustments to capitalized costs, except in the case of a sale of a significant amount of properties, which could be reflected in the income statement.

         Depletion for subsidiaries is based upon the ratio of current-year revenues to expected total revenues, utilizing current prices, over the life of production.

         On October 23, 1995 Columbia announced its intent to sell Columbia Gas Development Corporation, (Columbia Development) the southwest exploration and production company (see Note 13B).

   F. COMMODITY HEDGING. Premiums paid for option and swap agreements are included as current assets in the consolidated balance sheet until they are exercised or expire. Margin requirements for natural gas, crude oil and propane futures are also recorded as current assets. Unrealized gains and losses on all futures contracts are deferred on the consolidated balance sheet as either current assets or other deferred credits. Realized gains and losses from the settlement of natural gas and crude oil futures, options and swaps are included in revenues or products purchased as appropriate. Realized gains and losses from the settlement of propane futures contracts are included in products purchased.

   G. GAS INVENTORY. The distribution companies gas inventory is carried at cost on a last-in, first-out (LIFO) basis. The excess of replacement cost of gas inventory at December 31, 1995, over the carrying value is approximately $89 million. Liquidation of LIFO layers related to gas delivered by the distribution companies does not affect income since the effect is passed through to customers as part of purchased gas adjustment tariffs.

   H. INCOME TAXES AND INVESTMENT TAX CREDITS. Columbia and its subsidiaries record income taxes to recognize full interperiod tax allocations. Under the liability method of income tax accounting, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

         Previously recorded investment tax credits of the regulated subsidiaries were deferred and are being amortized over the life of the related properties to conform with regulatory policy.

   I. ESTIMATED RATE REFUNDS. Certain rate-regulated subsidiaries collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management's current judgment of the ultimate outcome of the proceedings. No provisions are made when, in the opinion of management, the facts and circumstances preclude a reasonable estimate of the outcome.

   J. DEFERRED GAS PURCHASE COSTS. Columbia's gas distribution subsidiaries defer differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable tariff provisions.

   K. REVENUE RECOGNITION. Columbia's gas distribution subsidiaries bill customers on a monthly cycle billing basis. Revenues are recorded on the accrual basis including an estimate for gas delivered but unbilled at the end of each accounting period.

   L. ENVIRONMENTAL EXPENDITURES. Columbia accrues for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated, regardless of when expenditures are made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and, when possible, site-specific costs. The reserve is adjusted as further information is developed or circumstances change. Rate-regulated subsidiaries applying SFAS No. 71 establish a regulatory asset on the balance sheet to the extent future recovery of environmental remediation costs is expected through the regulatory process.

   M. USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   N.    STOCK OPTIONS AND AWARDS.   When stock options are exercised, common
         stock is credited for the par value of shares issued and additional paid in capital is credited with the consideration in excess of par. For stock appreciation rights, compensation expense is recognized on the aggregate difference between the market price of Columbia's stock and the option price. Compensation expense related to contingent
         stock awards is recognized over the vesting period.   Columbia sets
         the grant price of the options at one cent below the market price of the stock on the grant date. In accordance with Accounting Principles Board Opinion No. 25 expense is measured by the difference between the grant price and Columbia's stock price on the measurement date (grant date). Since the difference between the grant price and Columbia's stock price on the measurement date is de minimus, no compensation expense is recognized.

2.       EMERGENCE FROM CHAPTER 11 OF THE BANKRUPTCY CODE

   A. GENERAL. On November 28, 1995, both Columbia and Columbia Transmission emerged from Bankruptcy Court protection under Chapter 11
         of the Federal Bankruptcy Code.   While under Chapter 11 protection,
         actions by creditors to collect prepetition indebtedness were stayed and other contractual obligations could not be enforced against either Columbia or Columbia Transmission. Both Columbia and Columbia Transmission had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and
         unexpired leases.   Any claims for damages resulting from rejection
         were treated as general unsecured claims in the reorganization. The parties affected by these rejections had the right to file claims with the Bankruptcy Court in accordance with bankruptcy procedures. Prepetition claims which were contingent or unliquidated at the commencement of the Chapter 11 proceeding were generally allowable against the debtor companies in amounts fixed by the Bankruptcy Court. Substantially all liabilities as of the petition date were subject to resolution under plans of reorganization approved by the Bankruptcy Court. Columbia's reorganization plan was also approved by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935.

  B. SETTLEMENT OF PREPETITION OBLIGATIONS. In settlement of its prepetition obligations, Columbia distributed approximately $3.6 billion to its creditors, which included $2.3 billion in payment of Columbia's prepetition debt and approximately $1 billion of interest on that debt. Columbia's approved plan of reorganization (Plan) provided for payment to its creditors of the full amount of their principal balances and accrued prepetition and postpetition interest and interest on overdue interest through distribution of:
         - $2 billion in new debt securities, with maturities ranging from 5 to 30 years;
         -       $1 billion in cash, funded by cash on hand and new bank debt;
                 and
         - $200 million in Redeemable Preferred Stock, Series A and $200 million in Convertible Preferred Stock, Series B.

         The interest rates on the new debt securities and the dividend rates and other financial terms of the new equity securities were based on market levels at the time of emergence. Columbia's new long-term debt obligations were rated as investment grade by three major rating agencies.

         Columbia Transmission's Plan is guaranteed financially by Columbia, and provided a total distribution of approximately $3.9 billion to its creditors, including:
         - 100% of all priority and administrative claims, which together amounted to $255 million;
         - 100% of Columbia's secured claim of approximately $2 billion, including interest, which was funded with approximately $900 million secured debt securities of reorganized Columbia Transmission and all of its equity;
         - 100% of all unsecured claims of $25,000 or less, which amounted to $8 million;
         - 72.5% of all miscellaneous unsecured creditor claims in excess of $25,000, which amounted to $40 million;
         - Approximately $130 million in customer refunds as provided under terms of a Customer Settlement Agreement;
         - 68.875% to 72.5% of the $351 million unsecured claim of Columbia, that will be ultimately determined by the final distribution percentage received by unsecured producers; and
         - $1.2 billion to producers (based on a 100% acceptance of the claim amounts proposed in the Plan). Columbia Transmission's Plan provided a total proposed allowed amount of producer claims of $1.6 billion and for distributions of 72.5% to those creditors who had claims under those contracts in excess of $25,000.

         Columbia Transmission's Plan provides that producers who rejected settlement offers contained in Columbia Transmission's Plan may continue to litigate their claims under the Bankruptcy Court-approved estimation procedure, described below, and will receive the same percentage payout on their claims, when and if ultimately allowed, as received by the settling producers. Columbia Transmission's Plan further provided that the actual distribution percentage for producer claims, which would not be less than 68.875% or greater than 72.5%, would not be determined until the total amount of contested producer claims is established, and that until such time, 5% of the amount to be distributed to producer claimants and Columbia for unsecured debt will be withheld.

         The 5% holdback from settling producers and a matching contribution by reorganized Columbia Transmission, to the extent necessary, will be used to fund any distributions on producer claims ultimately liquidated in an aggregate amount in excess of those proposed by Columbia Transmission's Plan. If the holdback and matching contributions are exhausted, any further distribution would be funded entirely by Columbia Transmission. Columbia has guaranteed the payment of the remaining distributions to producers, either in cash or, to the extent that a nonsettling producer's finally allowed claim exceeds its proposed settlement value, in Columbia's common stock.

                       PRODUCER CLAIMS ESTIMATION PROCESS
         In 1992, the Bankruptcy Court approved the appointment of a Claims Mediator and the implementation of a claims estimation procedure for the quantification of claims arising from the rejection of above-market gas purchase contracts and other claims by producers related to gas purchase contracts with Columbia Transmission. In late 1994 and early 1995, the Claims Mediator issued the Initial Report and Recommendations of the Claims Mediator on generic issues for Natural Gas Contract Claims and a Supplement to Initial Report and Recommendations of the Claims Mediator (Report) and directed producer claimants to submit to him recalculated claims prepared pursuant to the instructions contained in the Report. The recommendations and instructions set out in the Report have not been considered by the Bankruptcy Court. In mid-1995, producers with which Columbia Transmission had not yet negotiated settlements liquidating their claims submitted recalculated claims to the Claims Mediator. As submitted, those recalculated claims initially amounted to over $2 billion. Since mid-1995, numerous additional producers settled their claims and those settlements became final with the confirmation of Columbia Transmission's Plan. In addition, several recalculated claims have been amended by producer claimants.

         The estimation procedures remain in place under the Plan for use in the post-confirmation liquidation of producer claims that were not resolved with the confirmation of the Plan. As of early 1996, the recalculated claims still subject to the estimation process total about $490 million, as submitted and amended. The estimation process is now proceeding with discovery, motions for dismissal or summary judgement and evidentiary hearings before the Claims Mediator to address individual producer claims, including specific issues not addressed by the Report. The recommendations of the Claims Mediator concerning the amounts at which particular claims should be allowed, as issued, are being submitted to the Bankruptcy Court for consideration. The parties have rights of appellate review with respect to the resulting orders of the Bankruptcy Court. When claims are allowed by the Bankruptcy Court and the allowances become final, Columbia Transmission will make additional distributions pursuant to the Plan. The timing of the completion of this litigation process is impossible to predict.

         Based on the information received and evaluated to date, Columbia Transmission believes that most of the remaining claims will be settled at amounts approximating the settlement values, but expects that some claims may be settled or resolved through litigation at amounts higher or lower than the proposed settlement values. Although Columbia Transmission does not have sufficient information to fully evaluate all claims and the outcome of litigation is subject to uncertainty, it currently estimates that the ultimate payment to producers, after litigation and after giving effect to the producer holdback, is likely to exceed the $1.2 billion distribution projected in the Plan (which is based on 100% producer acceptance) but is unlikely to exceed $1.3 billion. The foregoing estimation is based on the information currently available, and there can be no assurance as to the timing or amounts of settlements with producers or as to the amount ultimately allowed or paid with respect to the remaining claims.

                             INTERCOMPANY COMPLAINT
         Columbia Transmission's Plan provided for the withdrawal of a complaint filed by the Official Committee of Unsecured Creditors of Columbia Transmission with the Bankruptcy Court. The complaint alleged, among other items, that the $1.7 billion of Columbia Transmission's secured and unsecured debt securities held by Columbia should be recharacterized as capital contributions (rather than loans) and equitably subordinated to the claims of Columbia Transmission's other creditors.

                        INTERNAL REVENUE SERVICE MATTERS
         Columbia received a favorable ruling from the Internal Revenue Service
         (IRS) in October 1995, stating that payments made by Columbia Transmission pursuant to its Plan, to producers in connection with their contract rejection claims were deductible for tax purposes in the year in which the payments were made. Because of the magnitude of the payments, obtaining a favorable ruling from the IRS was a condition of both Plans.

                   SECURITY HOLDER AND DERIVATIVE LITIGATION
         On July 18, 1995, Columbia reached a settlement that resolved a consolidated class action complaint filed in the District Court in 1991 against Columbia and its directors and certain officers of the debtor companies. Under the terms of the settlement Columbia paid approximately $16.5 million of the total $36.5 million settlement. The remainder was shared among the insurance carrier for the director and officer defendants and the other defendants to the litigation. The settlement was implemented upon Columbia's emergence from Chapter 11.

         Also in 1991, three derivative actions were filed in the Court of Chancery in and for New Castle County (Delaware) alleging that directors had breached their fiduciary duties to Columbia. Consistent with the recommendation of a special committee of Columbia's Board of Directors, the derivative litigation was released and dismissed pursuant to Columbia's Plan.

                              REORGANIZATION ITEMS
         During 1995, 1994 and 1993 Columbia and Columbia Transmission have earned interest income on cash accumulated from the suspension of payments related to prepetition liabilities and incurred expenses associated with professional fees and other related services. Included in 1995 is approximately $47.7 million of expense for items related to emergence from bankruptcy and 1994 reflected additional expense of $40 million for adjustments to reserves for producer claim levels based on the Claims Mediator's Report.

         ($ in millions)                                             1995              1994                1993
         -------------------------------------------------------------------------------------------------------

         Interest income on accumulated cash                         93.5              63.4                39.9
         Professional fees and related expenses                     (28.2)            (35.4)              (29.9)
         Other reorganization items, net                            (51.9)            (40.3)               (1.1)
         -------------------------------------------------------------------------------------------------------

         REORGANIZATION ITEMS, NET                                   13.4             (12.3)                8.9
         -------------------------------------------------------------------------------------------------------

3.  REGULATORY MATTERS

    A. On June 15, 1995, the FERC issued an order approving a settlement (Customer Settlement) between Columbia Transmission, Columbia Gulf, their firm customers, state regulatory agencies, customer representatives, and other parties. The Customer Settlement was incorporated in Columbia Transmission's approved reorganization plan
         (Plan) and resolves virtually all of the transmission segment's outstanding regulatory proceedings before the FERC. Generally, the Customer Settlement defined Columbia Transmission's and Columbia Gulf's refund obligations to their customers in certain pending regulatory proceedings, and established Columbia Transmission's ability to recover certain costs associated with the restructuring of its services under FERC Order No. 636 (Order 636).

         The Customer Settlement was implemented on November 28, 1995, following approval of Columbia Transmission's Plan by the Bankruptcy Court. The Customer Settlement provided for payment to Columbia Transmission's customers of an estimated $170 million in refunds and recovery of $250 million in costs from Columbia Transmission's customers.

    B. Columbia Transmission owns and operates natural gas gathering and processing facilities in various production areas. In its orders addressing the company's restructuring proposals under Order 636, the FERC allowed Columbia Transmission to maintain its existing rate structure and recover costs associated with these facilities until it filed its next general rate case with the FERC which occurred in August 1995. Columbia Transmission proposed in its August 1995 FERC rate filing to recover over a five year period its net investment in gathering facilities and substantially all of its net investment in gas processing facilities that were "stranded" as a result of the implementation of Order 636. The total level of such stranded facilities amounted to approximately $60 million.

    C. In its September 1993 order on Columbia Transmission's and Columbia Gulf's Order 636 compliance filings, the FERC initiated a proceeding concerning Columbia Gulf's transportation service to Columbia Transmission. It directed Columbia Gulf to show cause as to why it had not filed for the FERC's abandonment authorization to reduce capacity on its mainline facilities. In a response to the FERC in late 1993, Columbia Gulf asserted that no abandonment filing was required.
         During 1994 and early 1995, Columbia Transmission and Columbia Gulf responded to information requests from the FERC's staff. Management continues to believe that an abandonment filing was not necessary; however, the ultimate outcome of this issue is uncertain at this time.

    D. In early 1995, Columbia Transmission made its annual filing to recover costs it continues to incur under transportation contracts with upstream pipelines. The filing provided for recovery of costs Columbia Transmission projected it would incur under contracts it continues to utilize in system operations, costs associated with contracts for which exit fees had not yet been implemented, and continued amortization of exit fees paid to an upstream pipeline. In addition, the filing proposed to implement a surcharge to recover an undercollection of transportation costs incurred during 1994. This underrecovery related, in part, to amounts paid by Columbia Transmission to Columbia Gulf under the provisions of the cost-of-service contract between the two companies prior to October 31, 1994, the date on which the agreement was terminated. Under the Customer Settlement, customers and others retain the right to challenge Columbia Transmission's recovery of approximately $39 million of Columbia Gulf costs it incurred between November 1, 1993 and October 31, 1994. Various parties protested Columbia Transmission's filing, and challenged among other things Columbia Transmission's ability to recover costs attributable to Columbia Gulf. A technical conference among the parties was held at the FERC and written comments were filed with the FERC by Columbia Transmission, Columbia Gulf and intervenors in support of their position.


4.  COMMODITY HEDGING ACTIVITIES

    Subsidiaries in Columbia's oil and gas and other energy operations engage in commodity hedging activities to minimize the risk of market fluctuations associated with the price of crude oil and natural gas production, propane inventories and commitments for natural gas purchases and sales. The hedging objectives include assurance of stable and known minimum cash flows, fixing favorable prices and margins when they become available and participation in any long-term increases in value. Under internal guidelines, speculative positions are prohibited.

    Columbia's oil and gas production companies utilize futures, options and swaps on futures as well as commodity price swaps and basis swaps. Futures help manage commodity price risk by fixing prices for future production volumes. The options provide a price floor for future production volumes and the opportunity to benefit from any increases in prices. Swaps are negotiated and executed over-the-counter and are structured to provide the same risk protection as futures and options. Basis swaps are used to manage risk by fixing the basis or differential that exists between a delivery location index and the commodity futures prices. At December 31, 1995 there were a total of 285 open contracts representing a notional quantity amounting to 2.9 Bcf of natural gas production through March of 1996. A total of $0.5 million of unrealized losses have been deferred on the consolidated balance sheet with respect to these open contracts. At December 31, 1994 there were a total of 1,700 open contracts representing a notional quantity amounting to 17.0 Bcf of natural gas production through September of 1995. A total of $0.5 million in option premium costs as well as $1.7 million of unrealized gains were deferred on the consolidated balance sheet with respect to these open contracts at December 31, 1994.

    During the years ended December 31, 1995 and 1994, a total of $6.8 million and $3.6 million, respectively, were recognized in operating income as realized gains on the settlement of crude oil and natural gas option and swap contracts.

    Columbia's gas marketing and propane operations utilize futures contracts and basis swaps to assure adequate margins on the purchase and resale of natural gas as well as protecting the value and margins of its propane inventories. At December 31, 1995 there were a total of 482 open contracts through January 1997, representing a notional quantity amounting to 4.8 Bcf of natural gas. At December 31, 1994 there were a total 773 open contracts through December 1995, representing a notional quantity amounting to 7.8 Bcf of natural gas. A total of $0.8 million and $3.1 million of unrealized losses have been deferred on the consolidated balance sheet with respect to these open contracts at December 31, 1995 and December 31, 1994, respectively. These unrealized losses are offset by gains which take place when the products are sold.

    During the years ended December 31, 1995 and 1994, respectively, a total of $4.9 million and $2.7 million of losses were recognized in operating income on the settlement of natural gas futures and basis swaps. Gains and losses on propane and gas marketing hedging activities were offset by amounts realized from the sale of the underlying products.

    Columbia and its subsidiaries are exposed to credit losses in the event of nonperformance by the counterparties to its various hedging contracts. Management has evaluated such risk and believes that overall business risk is minimized as a result of these hedging contracts which are primarily with major investment grade financial institutions.

5.  ACCOUNTING STANDARDS

    A. As a result of emergence from bankruptcy and significant industry changes culminating with Order 636, the operating experience gained since implementation of Order 636, a new Columbia Transmission rate case that was filed on August 1, 1995, and the resolution of gas contract difficulties and various customer issues, Columbia Transmission and Columbia Gulf reapplied SFAS No. 71 upon Columbia Transmission's emergence from bankruptcy. Management believes that cost of service rate concepts will continue to be applicable to Columbia's FERC-regulated transmission subsidiaries for the foreseeable future. The reapplication of SFAS No. 71 results in the recognition of regulatory assets for certain costs previously expensed, which are expected to be recovered in rates, mainly environmental and postemployment benefit costs, and recording revenues
         and expenses in a manner to reflect the ratemaking process.   As a
         result of reapplying SFAS No.71, an extraordinary gain of $71.6 million was recorded in 1995.

    B. Effective January 1, 1994, Columbia adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize obligations to provide benefits to former or inactive employees after employment, but before retirement. Such benefits include, but are not limited to, salary continuation, supplemental unemployment, severance, disability, job training, counseling, and continuation of benefits such as health care and life insurance coverage.

         The adoption of this statement resulted in an accrual of $14.4 million of which $5.6 million was deferred by certain of the distribution subsidiaries as a regulatory asset pending rate recovery authorization from their respective state commissions. The after-tax effect of the remainder reduced net income by $5.6 million.

    C. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires these assets be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This statement will be effective for fiscal years beginning after December 15, 1995, and Columbia plans to adopt the statement on January 1, 1996. Based on the facts and circumstances known today, Columbia does not expect the adoption of SFAS No. 121 to have a material impact on its financial statements.

    D. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This statement establishes a fair value based method of accounting for stock based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. SFAS No. 123 encourages entities to adopt that method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the stock. Entities that continue to apply APB Opinion No. 25 must comply with the disclosure requirements of SFAS No. 123, including the pro forma effects on earnings. The statement's disclosure requirements will be effective for fiscal years beginning after December 15, 1995. Columbia expects to continue to apply APB Opinion No. 25.

6.       INCOME TAXES

         The components of income tax expense are as follows:

         Year Ended December 31 ($ in millions)                                     1995       1994       1993
         ------------------------------------------------------------------------------------------------------

         INCOME TAXES
         Current
            Federal                                                               (284.8)      63.8      107.2
            State                                                                    8.1       10.0        9.6
         ------------------------------------------------------------------------------------------------------

         Total Current                                                            (276.7)      73.8      116.8
         ------------------------------------------------------------------------------------------------------

         Deferred
            Federal                                                                 69.7       78.9       17.6
            State                                                                   (2.2)      (5.3)       2.3
         ------------------------------------------------------------------------------------------------------

         Total Deferred                                                             67.5       73.6       19.9
         ------------------------------------------------------------------------------------------------------

         Deferred Investment Credits                                                (1.5)      (1.4)      (0.8)
         ------------------------------------------------------------------------------------------------------

         Income taxes included in income before extraordinary item and
               cumulative effect of accounting change                             (210.7)     146.0      135.9
         Deferred taxes related to extraordinary item and cumulative
               effect of accounting change                                          36.9       (3.3)         -
         ------------------------------------------------------------------------------------------------------

         TOTAL INCOME TAXES                                                       (173.8)     142.7      135.9
         ------------------------------------------------------------------------------------------------------

         Total income taxes are different than the amount which would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference are as follows:

            Year Ended December 31 ($ in millions)                 1995               1994            1993
            -------------------------------------------------------------------------------------------------------

            Book income (loss) before income taxes,
             extraordinary item and cumulative effect            (643.0)             392.2           288.1
             of accounting change
            Tax expense (benefit) at statutory Federal
             income tax rate                                     (225.0)  35.0%      137.3   35.0%   100.8   35.0%
            Increases (reductions) in taxes resulting from:
            State income taxes, net of Federal
              income tax benefit                                    4.7   (0.7)        2.6    0.6      7.6    2.7
            Estimated non-deductible expenses                       9.0   (1.4)        6.4    1.6      8.1    2.8
            Effect of change in tax rates on deferred taxes
             previously provided                                      -      -           -      -      8.7    3.0
            Adjustment to prior years' tax provision due to
             pending settlement                                       -      -           -      -      9.2    3.2
            Other                                                   0.6   (0.1)       (0.3)     -      1.5    0.5
            -------------------------------------------------------------------------------------------------------
            INCOME TAXES BEFORE EXTRAORDINARY ITEM AND
             CUMULATIVE EFFECT OF ACCOUNTING CHANGE              (210.7)  32.8%      146.0   37.2%   135.9   47.2%
            -------------------------------------------------------------------------------------------------------

            Deferred tax balances are as follows:

            At December 31 ($ in millions)                      1995                          1994
            ---------------------------------------------------------------------------------------
            Net current liabilities (assets)
              Federal                                          (30.9)                        (23.8)
              State                                             (6.2)                         (3.7)
            ---------------------------------------------------------------------------------------

            Total                                              (37.1)                        (27.5)
            ---------------------------------------------------------------------------------------
            Net noncurrent liabilities
              Federal                                          401.6                         280.6
              State                                             67.0                          63.5
            ---------------------------------------------------------------------------------------

            Total                                              468.6                         344.1
            ---------------------------------------------------------------------------------------

            TOTAL DEFERRED INCOME TAXES                        431.5                         316.6
            ---------------------------------------------------------------------------------------


            Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The source of these differences and tax effect of each is as follows:

            At December 31 ($ in millions)                      1995                           1994
            ---------------------------------------------------------------------------------------

            Property basis differences                         610.5                          627.8
            Accrued interest on debt                               -                          230.5
            Gas purchase costs                                  15.1                           (7.9)
            Transportation costs                                 2.0                           20.8
            Partnership deferrals                               26.0                           27.0
            Deferred revenue                                    (0.9)                          11.4
            Estimated supplier obligations                     (59.6)                        (345.3)
            Estimated rate refunds                             (13.1)                         (69.9)
            Postretirement benefits                            (17.0)                         (49.4)
            Environmental liabilities                          (17.2)                         (49.6)
            Capitalized inventory overheads                    (25.5)                         (41.5)
            Unbilled utility revenue                           (12.5)                         (11.1)
            Net operating loss carryforward                    (19.9)                             -
            Alternative minimum tax                            (91.0)                             -
            Debt forgiveness                                    50.7                              -
            Other                                              (16.1)                         (26.2)
            ---------------------------------------------------------------------------------------

            TOTAL DEFERRED INCOME TAXES                        431.5                          316.6
            ---------------------------------------------------------------------------------------

7.   PENSION AND OTHER POSTRETIREMENT BENEFITS

     A. PENSION PLANS. Columbia has a noncontributory, qualified defined pension plan covering essentially all employees. Benefits are based primarily on years of credited service and employees' highest three-year average annual compensation in the final five years of service. Columbia's funding policy complies with Federal law and tax regulations.

     Columbia also has a nonqualified pension plan that provides benefits to some employees in excess of the qualified plan's Federal tax limits.

     The following table shows the components of net pension expense for the qualified and nonqualified plans and the annual contributions for each of the three years ended December 31:

    PENSION COSTS ($ in millions)                                                           1995         1994          1993
    ------------------------------------------------------------------------------------------------------------------------
    Service cost                                                                            26.7         34.2          31.7
    Interest cost                                                                           69.9         68.8          68.8
    Actual return on assets                                                               (202.5)       (11.3)       (126.9)
    Net amortization (deferral)                                                            124.8        (66.1)         56.5
    ------------------------------------------------------------------------------------------------------------------------
    NET PENSION EXPENSE                                                                     18.9         25.6          30.1
    ------------------------------------------------------------------------------------------------------------------------
    CONTRIBUTION                                                                             1.2          7.0          18.0
    ------------------------------------------------------------------------------------------------------------------------


    The following table provides a reconciliation of the plans' funded status and amounts reflected in Columbia's balance sheet at December 31:

    PLAN ASSETS AND OBLIGATIONS ($ in millions)                                                     1995             1994
    ------------------------------------------------------------------------------------------------------------------------

    Plan assets at fair value                                                                    1,034.6            893.6
    ------------------------------------------------------------------------------------------------------------------------

    Actuarial present value of benefit obligations:
         Vested benefits                                                                           760.2            628.5
         Nonvested benefits                                                                         56.1             45.8
    ------------------------------------------------------------------------------------------------------------------------

    Accumulated benefit obligation                                                                 816.3            674.3
    Effect of projected future salary increases                                                    190.8            153.5
    ------------------------------------------------------------------------------------------------------------------------
    PROJECTED BENEFIT OBLIGATION                                                                 1,007.1            827.8
    ------------------------------------------------------------------------------------------------------------------------

    Plan assets in excess of projected benefit obligation                                           27.5             65.8
    Unrecognized net gain                                                                         (131.8)          (158.2)
    Unrecognized prior service cost                                                                 56.5             60.7
    Unrecognized transition obligation                                                               8.1              9.3
    ------------------------------------------------------------------------------------------------------------------------
    ACCRUED PENSION COST                                                                           (39.7)           (22.4)
    ------------------------------------------------------------------------------------------------------------------------
    DISCOUNT RATE ASSUMPTION                                                                         7.0%             8.5%
    ------------------------------------------------------------------------------------------------------------------------
    COMPENSATION GROWTH RATE ASSUMPTION                                                              5.0%             5.5%
    ------------------------------------------------------------------------------------------------------------------------
    ASSET EARNINGS RATE ASSUMPTION                                                                   9.0%             9.0%
    ------------------------------------------------------------------------------------------------------------------------


    Plan assets consist of primarily equity (international and domestic) and fixed income securities.

    As of December 31, 1995, the discount rate assumption and the average compensation growth rate were revised downward to 7.0% and 5.0% respectively. The net effect of these changes was to increase the accumulated benefit obligation and the projected benefit obligation by $121.4 million and $158.5 million, respectively.

    B. OTHER POSTRETIREMENT BENEFITS. Columbia also provides medical coverage and life insurance to retirees. Essentially all active employees are eligible for these benefits upon retirement after completing ten consecutive years of service after age 45. Normally, spouses and dependents of retirees are also eligible for medical benefits.

    The following table shows components of other postretirement costs for each of the three years ended December 31:

    OTHER POSTRETIREMENT COSTS ($ in millions)                                            1995           1994            1993
    --------------------------------------------------------------------------------------------------------------------------
    Service cost                                                                          11.3           15.3            16.2
    Interest cost                                                                         24.1           24.6            25.9
    Actual return on assets                                                              (30.0)          (2.1)          (12.6)
    Other, net amortization (deferral)                                                    16.0           (4.9)            7.8
    --------------------------------------------------------------------------------------------------------------------------
    OTHER POSTRETIREMENT COSTS                                                            21.4           32.9            37.3
    --------------------------------------------------------------------------------------------------------------------------
    CONTRIBUTIONS                                                                         41.8           20.7            16.9
    --------------------------------------------------------------------------------------------------------------------------


    The following table provides a reconciliation of other postretirement plans' funded status and amounts reflected on Columbia's balance sheet at December 31:

    PLAN ASSETS AND OBLIGATIONS ($ in millions)                                                          1995            1994
    --------------------------------------------------------------------------------------------------------------------------
    Accumulated postretirement benefit obligation:
    Retiree                                                                                             172.1           168.2
    Fully eligible active plan participants                                                              60.5            73.9
    Other participants                                                                                   83.2            61.9
    --------------------------------------------------------------------------------------------------------------------------
    Total                                                                                               315.8           304.0
    Plan assets at fair value                                                                          (149.1)          (91.2)
    Unrecognized actuarial net gain                                                                      72.8            52.1
    --------------------------------------------------------------------------------------------------------------------------
    ACCRUED POSTRETIREMENT BENEFIT COST                                                                 239.5           264.9
    --------------------------------------------------------------------------------------------------------------------------
    DISCOUNT RATE ASSUMPTION                                                                             7.0%             8.5%
    --------------------------------------------------------------------------------------------------------------------------
    MEDICAL COST TREND                                                                               8.0-5.5%         9.0-6.0%
    --------------------------------------------------------------------------------------------------------------------------
    COMPENSATION GROWTH RATE ASSUMPTION                                                                  5.0%             5.5%
    --------------------------------------------------------------------------------------------------------------------------
    ASSET EARNINGS RATE ASSUMPTION*                                                                      9.0%             9.0%
    --------------------------------------------------------------------------------------------------------------------------

    *One of the several established medical trusts is subject to taxation which results in an after-tax asset earnings rate that is less than 9%.

    Plan assets consist of shares in various equity (international and domestic) and fixed income mutual funds and represent assets held in three trust accounts and one 401(h) account used to fund the plans.

    As of December 31, 1995, the discount rate assumption was revised downward to 7.0% from 8.5% and the compensation growth rate was revised downward to 5.0% from 5.5%. The medical accumulated postretirement benefit obligation
    (APBO) at December 31, 1995 and 1994 also reflects medical inflation trend rates, starting at 8% and 9.0% and decreasing to 5.5% and 6.0% after six years. The net effect of these changes was a $33.4 million increase in the accumulated postretirement benefit obligation. A one percent increase in medical inflation trend rates for each future year would have increased the APBO by another $16.6 million and other postretirement costs by $2.8 million in 1995.

    All of Columbia's subsidiaries participate in funding for retiree life insurance benefits, using a voluntary employee beneficiary association
    (VEBA) trust. Columbia's funding policy is to make annual contributions to this trust, subject to the maximum tax-deductible limit. Contributions of approximately $3.8 million, and $3.8 million were made to the retiree life insurance VEBA trust in 1995 and 1994, respectively.

8.  LONG-TERM INCENTIVE PLAN
    The Columbia Long-Term Incentive Plan (Plan), in effect from 1985 through 1995, provided for the granting of nonqualified stock options, stock appreciation rights and contingent stock awards as determined by the Compensation Committee of the Board of Directors. That committee also had the right to modify any outstanding award. A total of 1,500,000 shares of Columbia's authorized common stock was initially reserved for issuance under the Plan's provisions.

    Stock appreciation rights, which were granted in connection with certain nonqualified stock options, entitle the holders to receive stock, cash or a combination thereof equal to the excess market value over the grant price.

    Transactions for the three years ended December 31, 1995, are as follows:


                                                                                        Options
                                                                              ---------------------------
                                                                              Without Stock    With Stock                Option
                                                                               Appreciation  Appreciation                 Price
                                                                                     Rights        Rights                 Range
    ----------------------------------------------------------------------------------------------------------------------------
    Outstanding 12/31/92                                                           529,350        163,650        $34.30-$46.68
    ----------------------------------------------------------------------------------------------------------------------------

    1993
         Granted                                                                         -             -                     -
         Exercised                                                                       -             -                     -
         Cancelled                                                                 (23,730)       (7,500)        $34.30-$46.68
         Converted                                                                       -             -                     -
         Outstanding 12/31/93                                                      505,620       156,150         $34.30-$46.68
    ----------------------------------------------------------------------------------------------------------------------------

    1994
         Granted                                                                         -             -                     -
         Exercised                                                                       -             -                     -
         Cancelled                                                                 (20,655)            -         $34.30-$46.68
         Converted                                                                       -             -                     -
         Outstanding 12/31/94                                                      484,965       156,150         $34.30-$46.68
    ----------------------------------------------------------------------------------------------------------------------------

     1995
         Granted                                                                    93,000             -         $28.99-$31.05
         Exercised                                                                 (33,245)       (6,100)        $28.99-$38.30
         Cancelled                                                                 (20,400)            -         $34.30-$46.68
         Converted                                                                       -             -                     -
    ----------------------------------------------------------------------------------------------------------------------------
    OUTSTANDING (ALL EXERCISABLE) 12/31/95                                         524,320       150,050         $28.99-$46.68
    ----------------------------------------------------------------------------------------------------------------------------


    In addition to the options, contingent stock awards totaling 27,500 shares were issued to two key executives in 1995. As of December 31, 1995, 17,500 of these shares have vested and been issued and 10,000 shares remain outstanding.

    During 1995, $1.1 million was expensed for the Long-Term Incentive Plan. There were de minimus amounts expensed for the Long-Term Incentive Plan in 1994 and 1993.

    The Board of Directors has approved the adoption of a new Long-Term Incentive Plan (New Plan) subject to shareholder approval at the April 26, 1996 annual meeting of Columbia's shareholders. The New Plan, to be effective for ten years, beginning February 21, 1996, provides for the granting of nonqualified stock options, stock appreciation rights, contingent stock awards and restricted stock awards to officers, key employees and outside directors. A total of 3,000,000 shares of Columbia's authorized common stock will be made available under the New Plan's provisions.

    The Board of Directors has also approved an incentive compensation plan for outside directors, also subject to shareholder approval at the April 26, 1996 annual meeting, under which they may receive benefits in lieu of a retirement plan and defer current compensation in the form of phantom stock units, which equates the amounts granted to the directors with the performance of Columbia's stock.

9.  PREFERRED STOCK

    As of December 31, 1995, Columbia has authorized 40,000,000 shares of preferred stock, par value $10 per share, and had outstanding 7,999,494 shares of 7.89% Redeemable Preferred Stock, Series A (Series A - Preferred Stock) and 4,898,946 shares of 5.22% Convertible Preferred Stock, Series B (Series B - DECS).

    In early February 1996, Columbia gave an irrevocable notice to holders of Series A - Preferred Stock and Series B - DECS that all outstanding shares of preferred stock would be redeemed for cash on February 26, 1996. Series A - Preferred Stock will be redeemed at $25 per share for an aggregate amount of $199,987,350 (7,999,494 shares outstanding). Series B - DECS will be redeemed at $40.82 per share for an aggregate amount of $199,974,975 (4,898,946 shares outstanding). Holders of Series A - Preferred Stock and Series B - DECS will not be entitled to receive dividends in connection with the redemption.

    The Series A - Preferred Stock was issued at $25 per share and has an aggregate liquidation value of $199,987,350. Series A - Preferred Stock is redeemable by Columbia, in whole or in part, at any time on or prior to March 27, 1996 and on or after November 28, 2000, payable in cash at a rate of $25 per share, plus unpaid accumulated dividends, if any. Series A - Preferred Stock is not subject to mandatory redemption by Columbia and is not convertible into or exchangeable for any other securities.

    The Series B - DECS was issued at $40.82 per share with an aggregate liquidation value of $199,974,975. Each share of Series B - DECS mandatorily converts into shares of common stock on the mandatory conversion date of November 28, 2000, including an amount in cash equal to unpaid accumulated dividends, if any. Columbia has the option to redeem Series B - DECS on or prior to March 27, 1996, payable in cash, at $40.82 per share (plus accrued dividends of $0.5325 per share if redeemed after February 26, 1996 but before March 27, 1996). Columbia also has the option to redeem Series B - DECS on or after the regular redemption date of November 28, 1999 and prior to November 28, 2000, payable in shares of common stock plus any accrued dividends. Each share of Series B - DECS is convertible at the option of the holder after March 27, 1996 and before November 28, 1999 into common stock.

    Dividends for preferred stock outstanding are cumulative and are payable quarterly at an annual rate of $1.97 per share for Series A - Preferred Stock and $2.13 per share for Series B - DECS. Holders of preferred stock have no voting rights. However, if dividends are in arrears and unpaid for six quarterly dividend periods, the holders of preferred stock, voting as a separate class, will be entitled to vote for the election of two directors of Columbia. (Such directors to be in addition to the existing Board of Directors). Preferred stock ranks prior to common stock both as to payment of dividends and distribution of assets upon liquidation. As a result of the February 1996 notice, no dividends on preferred stock have been accrued.

10. LONG-TERM DEBT

    The long-term debt (exclusive of current maturities) of Columbia and its subsidiaries is as follows:

    At December 31 ($ in millions)                                                           1995                 1994
    ------------------------------------------------------------------------------------------------------------------

    The Columbia Gas System, Inc.
    Debentures
         6.39% Series A due November 28, 2000                                               311.0                   -
         6.61% Series B due November 28, 2002                                               281.5                   -
         6.80% Series C due November 28, 2005                                               281.5                   -
         7.05% Series D due November 28, 2007                                               281.5                   -
         7.32% Series E due November 28, 2010                                               281.5                   -
         7.42% Series F due November 28, 2015                                               281.5                   -
         7.62% Series G due November 28, 2025                                               281.5                   -
    ------------------------------------------------------------------------------------------------------------------

    Total Debentures                                                                      2,000.0                   -

    Subsidiary Debt:
         Capitalized lease obligations                                                        2.9                 2.5
         Other                                                                                1.6                 1.8
    ------------------------------------------------------------------------------------------------------------------

    TOTAL LONG-TERM DEBT                                                                  2,004.5                 4.3
    ------------------------------------------------------------------------------------------------------------------



    The aggregate maturities of long-term debt and capitalized lease obligations during the next five years are as follows:

    ($ in millions)
    ------------------------------------------------------------------------------------------------------------------

         1996                                                                                                     0.5
         1997                                                                                                     0.4
         1998                                                                                                     0.4
         1999                                                                                                     0.5
         2000                                                                                                   311.3
    ------------------------------------------------------------------------------------------------------------------



11. SHORT-TERM DEBT AND CREDIT FACILITIES

    Effective November 1995, Columbia entered into an unsecured Revolving Credit Agreement (Credit Facility). The Credit Facility consists of a five year revolving credit agreement maturing November 2000. The Credit Facility has an initial commitment amount of $1 billion with scheduled quarterly commitment reductions of $25 million beginning on December 31, 1997. Interest rates on borrowing are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. Compensating balances are not required. Columbia is required to pay a facility fee on the commitment amount at a rate which is based on Columbia's public debt rating. The facility fee rate as of December 31, 1995 is 0.14%. The Credit Facility contains certain covenants that must be met to borrow funds including; restrictions on the incurrence of liens, a maximum leverage ratio, and a minimum consolidated net worth. Columbia had outstanding $338.9 million under the Credit Facility at December 31, 1995 at an average rate of 6.46%. The maximum amount outstanding during the year occurred on November 28, 1995 in the amount of $370 million at an interest rate of 8.75%.

    The Credit Facility provides for the issuance of up to $100 million of standby letters of credit. As of December 31, 1995, Columbia had $58.8 million of letters of credit outstanding under the Credit Facility. Fees for letters of credit issued are calculated at rates that are based on Columbia's public debt rating plus a commission of

    0.125% to the issuing bank. At December 31, 1995, fees for letters of credit issued in connection with certain financial obligations were at a rate of 0.2775%.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" extends existing fair value disclosure practices by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets, for which it is practicable to estimate a fair value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value may be based on quoted market prices for the same or similar financial instruments or on valuation techniques, such as the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    As cash and temporary cash investments, current receivables, current payables, and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. The estimated fair values of Columbia's other financial instruments are reflected in the accompanying table.

    Long-term investments

    Long-term investments include an income tax refund receivable with associated interest ($80.1 million and $30.3 million for 1995 and 1994, respectively) whose carrying amount approximates fair value. Also included are loans receivable ($3.9 million for 1995 and $4.0 million for 1994) whose estimated fair values are based on the present value of estimated future cash flows using an estimated rate for similar loans extended currently. The financial instruments included in long-term investments are primarily reflected in Investments and Other Assets in the consolidated balance sheets.

    Long-term Debt

    The estimated fair value of Columbia's debentures, including accrued interest, is based on estimates provided by brokers.

    Liabilities subject to Chapter 11 proceedings

    At December 31, 1994, the estimated fair value of Columbia's debentures and medium-term notes was based on quoted market prices for those issues traded on an exchange, and estimates provided by brokers for other issues. The quoted market prices and broker estimates inherently included judgments concerning the ultimate outcome of Columbia's and Columbia Transmission's Chapter 11 proceedings.

    It was not practicable to estimate fair value of the remaining long-term debt that included the Subordinated Guarantee of the Leveraged Employee Stock Ownership Plan debt ($87 million) and miscellaneous debt of Columbia Transmission ($1.4 million), because no reliable measurement methodology existed. It was also not practicable to determine the fair value for the bank loans and commercial paper and the other liabilities subject to the Chapter 11 proceedings since these items were subject to determination or adjustment by the Bankruptcy Court and there was no assurance as to the amount or the timing of the ultimate payments of these obligations.

                                                                                                1995                 1994
                                                                                         ----------------      -----------------
                                                                                         Carrying   Fair       Carrying     Fair
    At December 31 ($ in millions)                                                        Amount   Value        Amount     Value
    ----------------------------------------------------------------------------------------------------------------------------

    Long-term investments for which it is:
         Practicable to estimate fair value                                                 84.0     83.6          60.1     59.7
         Not practicable to estimate fair value                                              6.6       -          146.7       -

    Long-Term Debt                                                                       2,012.9  2,044.7             -       -

    Liabilities subject to Chapter 11 proceedings for which it is:
         Practicable to estimate fair value
           Long-term debt                                                                      -        -       1,390.8  1,664.8
         Not practicable to estimate fair value
           Long-term debt                                                                      -        -          88.4       -
           Bank loans and commercial paper                                                     -        -         892.6       -
           Other                                                                               -        -       1,617.1       -
    ----------------------------------------------------------------------------------------------------------------------------



13. OTHER COMMITMENTS AND CONTINGENCIES

    A. CAPITAL EXPENDITURES. Capital expenditures for 1996 are currently estimated at $327 million. Of this amount, $133 million is for transmission operations, $160 million for distribution operations, $21 million for oil and gas operations, and $13 million for other energy operations.

    B.   PROPOSED SALE OF COLUMBIA GAS DEVELOPMENT CORPORATION.   On October
         23, 1995, Columbia announced its intention to sell Columbia Development which has approximately 196 billion cubic feet equivalent of proved oil and natural gas reserves located in the Gulf of Mexico and on-shore continental United States. Based on the proposed sale of this subsidiary in early 1996, an estimated loss of $54.8 million after-tax was recorded in the fourth quarter of 1995. It is expected that any sale of Columbia Development may take several months to complete and the financial impact of the sale may be different once finalized. At this time there are no plans to sell Columbia's Appalachian oil and gas subsidiary, Columbia Natural Resources, Inc.
         (CNR).

    C.   OTHER LEGAL PROCEEDINGS.  Columbia and its subsidiaries have been
         named as defendants in various legal proceedings.   In the opinion of
         management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on Columbia's consolidated financial position or results of operations.

    D.   ASSETS UNDER LIEN.   Substantially all of Columbia Transmission's
         properties have been pledged to Columbia as security for debt owed by Columbia Transmission to Columbia.

         TriStar Ventures Corporation (TriStar), a wholly-owned subsidiary of Columbia, is a general partner in the Binghamton, Pedericktown, and Vineland Cogeneration partnerships. All moneys paid and to be paid by the partners are assigned as collateral for loans to various banks (or in the case of Vineland, to the Indenture Trustee). TriStar's investment in the partnerships, as of December 31, 1995, amounted to $31.4 million.

    E.   INTERNAL REVENUE SERVICE (IRS) AUDIT.   A review by the IRS  of
         Columbia's 1991 and 1992 federal income tax returns have been concluded. The major unresolved issues are included in the Revenue Agents Report, the resolution of which are currently being pursued with the Appeals Division of the IRS. Management believes that these same items will also be issues in the 1993 through 1995 tax returns. Based on the facts known at this time, adequate reserves have been established for these issues.

    F. OPERATING LEASES. Payments made in connection with operating leases are charged to operation and maintenance expense as incurred. Such amounts were $61.6 million in 1995, $56.6 million in 1994 and $55.5 million in 1993.

Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

           ($ in millions)
         -----------------------------------------------------------------------------------------------------------------

                  1996                                                                                               18.9
         -----------------------------------------------------------------------------------------------------------------

                  1997                                                                                               15.0
         -----------------------------------------------------------------------------------------------------------------

                  1998                                                                                               14.6
         -----------------------------------------------------------------------------------------------------------------

                  1999                                                                                               12.0
         -----------------------------------------------------------------------------------------------------------------

                  2000                                                                                                6.7
         -----------------------------------------------------------------------------------------------------------------

                 After                                                                                               69.9
         -----------------------------------------------------------------------------------------------------------------



    G. ENVIRONMENTAL MATTERS. Columbia's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations, which are constantly changing, require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices that have subsequently become subject to environmental regulation.

         Certain subsidiaries have received notice from the United States Environmental Protection Agency (EPA) that they are among several parties responsible under federal law for placing wastes at Superfund sites and may be required to share in the cost for remediation of these sites. However, considering known facts, existing laws and possible insurance and rate recoveries, management does not believe the identified Superfund matters will have a material adverse effect on future annual income or on Columbia's financial position.

         Columbia's transmission subsidiaries continue their reviews of compliance with existing environmental standards, including reviews of past operational activities, identification of potential problems through site reviews and the formulation of remediation programs where necessary. The progress of Columbia Transmission's efforts in the last year, was limited by a 1995 EPA Administrative Order by Consent
         (AOC) that requires Columbia Transmission to obtain prior EPA approval of its investigation, characterization and remediation efforts. Progress was further limited because of the more than 19,000 miles of pipeline that Columbia Transmission operates, the exceptionally large number of sites at which it conducts or has conducted operations, and the long time period over which operations have been conducted.

         Management had previously estimated, based on studies conducted since 1990 by independent consultants, that site investigation, characterization and remediation costs might range between $135 million and $280 million. The primary focus of these prior studies was to analyze discrete issues to assist management in its on-going environmental evaluations. In 1994, in anticipation of implementation of the AOC, Columbia Transmission commissioned a new study (1995 Study) to reflect costs that might arise from the EPA's recommendations with respect to site assessment and remediation under the AOC and to reflect information gathered since the previous studies. The 1995 Study was structured to be a comprehensive review
         of all environmental issues currently known to management.   The 1995
         Study estimated that the cost of Columbia Transmission's environmental program under the AOC may range between $204 million and $319 million over the life of the program. This estimate was based on a limited amount of actual data available and utilized a variety of assumptions, including: the number of sites to be investigated, characterized and remediated; the location, nature and levels of wastes that will be treated at or disposed of from each site; the amount of time and nature of equipment required for such activities; the appropriate remediation levels and the technology to be utilized; and the frequency with which groundwater contamination might be discovered at
         sites requiring remediation.   The 1995 Study did not include
         previously identified costs, aggregating approximately $50 million, for which Columbia Transmission already had reasonable estimates.

         Following an extensive review of bases utilized and assumptions contained in the 1995 Study, management has concluded that only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5). This conclusion was based upon the fact that the actual characterization and remediation experience of Columbia Transmission was extremely limited and information on environmental conditions at many of the sites or former sites of operations is not yet available. The nature and condition of such sites varies greatly, and any change in any of the numerous assumptions used in the 1995 Study may materially alter the estimated range of costs, with no assurance that actual costs will not exceed amounts specified in the range. Columbia Transmission is unable, at this time, to accurately estimate the timeframe and potential costs of all site screening, characterization and remediation. As Columbia Transmission continues its program pursuant to the AOC, additional costs will become probable and reasonably estimable and will be recorded. Moreover, in time, management expects that, as additional work is performed and more facts become available, it will then be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with U. S. Securities and Exchange Commission's Staff Accounting Bulletin No. 92 and SFAS No. 5.

         Based upon its current review, Columbia Transmission estimates the future costs of investigating, characterizing, and remediating sites upon which it has adequate information will be approximately $136.6 million. This resulted in the recognition of an additional liability of approximately $21 million in the fourth quarter of 1995. As contemplated by the AOC, Columbia Transmission's environmental expenditures are expected to approximate $20 million in 1996 and to continue at that level for the foreseeable future. These expenditures will be charged against Columbia's previously recorded liability. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on Columbia's operations, liquidity or financial position, based on known facts and existing laws and regulations and the long period over which expenditures will be made. In addition, as a result of reapplying SFAS No. 71, Columbia Transmission has recorded a regulatory asset to the extent environmental expenditures are expected to be recovered through rates, and therefore, environmental expenditures will have less potential impact upon Columbia's financial results.

         Predecessor companies of Columbia Transmission may have been involved in the operation of manufactured gas plants. When such plants were abandoned, material used and created in the process was sometimes buried at the site. Columbia Transmission is unable at this time to determine if it will become liable for any characterization or remediation costs at such sites.

         The distribution subsidiaries' (Distribution) primary environmental issues relate to 14 former manufactured gas plant sites. Investigations or remedial activities are currently underway at five sites and additional site investigations may be required at some of the remaining sites. To the extent Distribution site investigations have been conducted, remediation plans developed and any responsibility for remediation action established, the appropriate liabilities have been recorded. Regulatory assets have also been recorded for a majority of these costs as rate recovery has been allowed or is anticipated.

         On October 18, 1995, Columbia of Pennsylvania was served in a Comprehensive Environmental Response Compensation and Liability Act cost recovery action related to the Keystone Sanitation Company Landfill/Superfund site. Columbia of Pennsylvania may be named as a Potentially Responsible Party (PRP) by virtue of trash hauling services provided to Columbia of Pennsylvania's service center by the city of Hanover, Pennsylvania. Columbia of Pennsylvania believes based on a preliminary investigation of the facts, that involvement at this site, if any, will not have a material impact on Columbia.

         The eventual total cost of full future environmental compliance for Columbia is difficult to estimate due to, among other things: (1) the possibility of as yet unknown contamination, (2) the possible effect of future legislation and new environmental agency rules, (3) the possibility of future litigation, (4) the possibility of future designations as a potential responsible party by the EPA and the difficulty of determining liability, if any, in proportion to other responsible parties, (5) possible insurance and rate recoveries, and
         (6) the effect of possible technological changes relating to future remediation. However, reserves have been established based on information currently available which resulted in a total recorded net liability of approximately $142 million for Columbia at December 31, 1995. As new issues are identified, additional liabilities will be recorded.

         It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects most environmental assessment and remediation costs to be recoverable through rates.

14.      INTEREST INCOME AND OTHER, NET

         Year Ended December 31 ($ in millions)                                                     1995       1994       1993
         ----------------------------------------------------------------------------------------------------------------------

         Interest income                                                                            22.8       31.8        9.8
         Estimated loss on the proposed sale of Columbia
           Gas Development Corporation                                                             (77.8)         -          -
         Miscellaneous                                                                              (3.2)       3.4       (2.1)
         ----------------------------------------------------------------------------------------------------------------------

         TOTAL                                                                                     (58.2)      35.2        7.7
         ----------------------------------------------------------------------------------------------------------------------



15.      INTEREST EXPENSE AND RELATED CHARGES

         Year Ended December 31 ($ in millions)                                                     1995        1994      1993
         ----------------------------------------------------------------------------------------------------------------------

         Interest on emergence, including amortization of
                 discounts on long-term debt                                                       982.9          -         -
         Interest on debt                                                                           15.1         0.2       0.2
         Interest on rate refunds                                                                   17.7         9.0       8.4
         Interest on prior years' taxes                                                             17.6        (8.8)     74.5
         Allowance for borrowed funds used and interest during
                 construction                                                                     (52.4)          -         -
         Other interest charges                                                                     7.5         14.4      18.4
         ----------------------------------------------------------------------------------------------------------------------

         TOTAL                                                                                    988.4         14.8     101.5
         ----------------------------------------------------------------------------------------------------------------------


16.      BUSINESS SEGMENT INFORMATION

         Columbia is a registered holding company under the Public Utility Holding Act of 1935, as amended, and derives substantially all of its revenues and earnings from the operating results of its 18 direct subsidiaries. Columbia's subsidiaries are divided into four primary business segments. The transmission segment offers transportation and storage services for local distribution companies and industrial and commercial customers located in northeastern, middle Atlantic, midwestern and southern states and the District of Columbia. The distribution segment provides natural gas service for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The oil and gas segment explores for, develops, produces, and markets oil and natural gas in the United States. Columbia has announced the proposed sale of its wholly-owned southwest exploration and production subsidiary (see Note 13B). Other energy operations include the sale of propane at wholesale and retail to customers in eight states, participation in natural gas fueled cogeneration projects, the leasing of coal reserves located in the Appalachian area, the marketing of natural gas to distribution companies, independent power producers and other large end users and gas peaking services. In addition, other energy includes a company that provides centralized data processing, financial, accounting, legal and other services to Columbia and other subsidiaries.

         The following tables provide information concerning Columbia's major business segments. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income is derived from revenues and expenses directly associated with each segment. Identifiable assets include only those attributable to the operations of each segment.

         ($ in millions)                                                                            1995      1994        1993
         ---------------------------------------------------------------------------------------------------------------------
         REVENUES
                 Transmission                 -Unaffiliated                                        432.4     475.9     1,055.8
                                              -Intersegment                                        324.3     282.8       642.9
         ---------------------------------------------------------------------------------------------------------------------

                                               TOTAL                                               756.7     758.7     1,698.7
         ---------------------------------------------------------------------------------------------------------------------
                 Distribution                 -Unaffiliated                                      1,780.6   1,830.7     1,830.7
                                              -Intersegment                                          2.5         -           -
         ---------------------------------------------------------------------------------------------------------------------

                                               TOTAL                                             1,783.1   1,830.7     1,830.7
         ---------------------------------------------------------------------------------------------------------------------
                 Oil and Gas                  -Unaffiliated                                        111.5     121.7       181.2
                                              -Intersegment                                         69.1      83.6        41.0
         ---------------------------------------------------------------------------------------------------------------------

                                               TOTAL                                               180.6     205.3       222.2
         ---------------------------------------------------------------------------------------------------------------------
                 Other energy                 -Unaffiliated                                        310.7     304.1       237.9
                                              -Intersegment                                         78.7      67.4        69.9
         ---------------------------------------------------------------------------------------------------------------------

                                              TOTAL                                                389.4     371.5       307.8
         ---------------------------------------------------------------------------------------------------------------------
                 Adjustments                  -Unaffiliated                                            -      14.7         8.2
                   and eliminations           -Intersegment                                       (474.6)   (433.8)     (753.8)
         ---------------------------------------------------------------------------------------------------------------------

                                              TOTAL                                               (474.6)   (419.1)     (745.6)
         ---------------------------------------------------------------------------------------------------------------------

                 CONSOLIDATED                                                                    2,635.2   2,747.1     3,313.8
         ---------------------------------------------------------------------------------------------------------------------

         ($ in millions)                                                                    1995       1994       1993
         --------------------------------------------------------------------------------------------------------------

         OPERATING INCOME (LOSS)
                 Transmission                                                              214.1      209.7      176.9
                 Distribution                                                              163.6      128.3      146.4
                 Oil and gas                                                                 3.7       30.6       53.6
                 Other energy                                                               19.3       24.1        3.1
                 Corporate                                                                 (10.5)      (8.6)      (7.0)
         --------------------------------------------------------------------------------------------------------------

                 CONSOLIDATED                                                              390.2      384.1      373.0
         --------------------------------------------------------------------------------------------------------------

         DEPRECIATION & DEPLETION
                 Transmission                                                              103.8      103.9       97.8
                 Distribution                                                               70.9       64.5       62.3
                 Oil and gas                                                                86.9       86.2       73.8
                 Other energy                                                                7.9        7.1        5.9
                 Adjustments and eliminations                                                0.5          -          -
         --------------------------------------------------------------------------------------------------------------

                 CONSOLIDATED                                                              270.0      261.7      239.8
         --------------------------------------------------------------------------------------------------------------

         IDENTIFIABLE ASSETS
                 Transmission                                                            2,962.9    4,138.1    4,156.6
                 Distribution                                                            2,295.7    2,168.9    2,065.5
                 Oil and gas                                                               412.4      746.4      732.0
                 Other energy                                                              192.5      128.3      128.6
                 Adjustments and eliminations                                             (352.4)    (387.1)    (376.3)
                 Corporate and unallocated                                                 545.9      370.3      251.5
         --------------------------------------------------------------------------------------------------------------

                 CONSOLIDATED                                                            6,057.0    7,164.9    6,957.9
         --------------------------------------------------------------------------------------------------------------

         CAPITAL EXPENDITURES
                 Transmission                                                              169.1      179.1      137.2
                 Distribution                                                              151.8      151.4      117.8
                 Oil and gas                                                                86.8      101.6       95.1
                 Other energy                                                               14.1       15.1       11.2
         --------------------------------------------------------------------------------------------------------------

                 CONSOLIDATED                                                              421.8      447.2      361.3
         --------------------------------------------------------------------------------------------------------------

17.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial data does not always reveal the trend of the System's business operations due to bankruptcy matters, nonrecurring items and seasonal weather patterns which affect earnings and related components of operating revenues and expenses.

                                                            First        Second          Third         Fourth
         ($ in millions except per share data)             Quarter       Quarter        Quarter        Quarter
         ---------------------------------------------------------------------------------------------------------

         1995
           Operating Revenues                              1,030.7         454.6         366.3         783.6
           Operating Income                                  199.9          26.9          14.3         149.1
           Income (Loss) before
              Extraordinary Item                             128.8          30.9          19.3        (611.3)
           Extraordinary Item                                    -             -             -          71.6
           Net Income (Loss)                                 128.8  (a)     30.9  (b)     19.3  (c)   (539.7)  (d)

           Per Share Amounts
           Earnings (Loss) before Extraordinary item          2.55          0.61          0.38        (12.17)
           Extraordinary Item                                    -             -             -          1.43
           Earnings (Loss) on Common Stock                    2.55          0.61          0.38        (10.74)
         ---------------------------------------------------------------------------------------------------------

         1994
           Operating Revenues                              1,117.2         509.6         372.1         748.2
           Operating Income                                  222.2          39.6          20.8         101.5
           Income (Loss) before Cumulative
             Effect of Accounting Change                     140.2          47.8         (15.0)         73.2
           Cumulative Effect of
             Accounting Change                                (5.6)            -             -             -
           Net Income (Loss)                                 134.6  (e)     47.8  (f)    (15.0)  (g)    73.2  (h)

           Per Share Amounts
           Earnings (Loss) before
             Accounting Change                                2.77          0.95         (0.30)         1.45
           Change in Accounting                              (0.11)            -             -             -
           Earnings (Loss) on Common Stock                    2.66          0.95         (0.30)         1.45
         ---------------------------------------------------------------------------------------------------------


         (a) Includes a decrease in net income of $5.3 million for professional fees and related expenses resulting from bankruptcy. Net income benefited $42.1 million from not recording estimated interest expense on prepetition debt.

         (b) Includes a decrease in net income of $6.1 million for professional fees and related expenses resulting from bankruptcy. Net income benefited $43.7 million from not recording estimated interest expense on prepetition debt.

         (c) Includes a decrease in net income of $6.7 million for professional fees and related expenses resulting from bankruptcy. Net income benefited $43.7 million from not recording estimated interest expense on prepetition debt.

         (d) Includes a decrease for the impact of emergence from bankruptcy and customer settlement of $649.4, the estimated loss on the proposed sale of Columbia Gas Development Corp. of $54.8 and an improvement of $71.6 for the reapplication of SFAS No. 71.

         (e) Includes an increase in net income of $10.3 million for an adjustment to the reserve for the IRS settlement and an increase in net income of $8.3 million for surcharge collections of certain prior period gas costs. Net income benefited $35.2 million from not recording estimated interest expense on prepetition debt.

         (f) Includes a decrease in net income of $4.3 million for a weather normalization adjustment resulting from a regulatory settlement and a decrease in net income of $2.1 million associated with employee relocation costs, partially offset by an increase in net income of $3.2 million for an adjustment to a reserve for a resolution of a royalty dispute. Net income benefited $35.7 million from not recording estimated interest expense on prepetition debt.

         (g) Includes a decrease in net income of $35.4 million resulting from an increase to a reserve for take-or-pay and other miscellaneous producer claims. Net income benefited $38.4 million from not recording estimated interest expense on prepetition debt.

         (h) Includes a decrease in net income of $22.8 million for a reserve established for regulatory issues. Net income benefited $39.9 million from not recording estimated interest expense on prepetition debt.

18.      OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

         INTRODUCTION.   On October 23, 1995, Columbia announced its
         intent to sell Columbia Development, its wholly-owned
         Southwest oil and gas production subsidiary. The information contained in the following tables includes amounts attributable to the operations and reserves of Columbia
         Development.

         Reserve information contained in the following tables for the U.S. properties is management's estimate, which was reviewed by the independent consulting firm of Ryder Scott Company Petroleum Engineers. Reserves are reported as net working interest. Gross revenues are reported after deduction of royalty interest payments.



         CAPITALIZED COSTS
         --------------------------------------------------------------------------------------------------------------

         ($ in millions)                                      1995                        1994                    1993
         --------------------------------------------------------------------------------------------------------------

         CAPITALIZED COSTS AT YEAR END
           Proved properties                                 486.2                     1,185.8                 1,129.6
           Unproved properties(a)                             30.1                        76.1                    79.1
         --------------------------------------------------------------------------------------------------------------

          Total capitalized costs                            516.3                     1,261.9                 1,208.7
          Accumulated depletion                             (141.1)                     (637.6)                 (600.0)
         --------------------------------------------------------------------------------------------------------------

          NET CAPITALIZED COSTS                              375.2                       624.3                   608.7
         --------------------------------------------------------------------------------------------------------------

          COSTS CAPITALIZED DURING YEAR(B)
          Acquisition
          Proved properties                                     -                            -                       -
          Unproved properties                                  1.1                         7.5                     7.1
          Exploration                                          4.3                        24.3                    17.5
          Development                                         15.5                        69.0                    70.1
         --------------------------------------------------------------------------------------------------------------

          COSTS CAPITALIZED                                   20.9(c)                    100.8                    94.7
         --------------------------------------------------------------------------------------------------------------


         (a) Represents expenditures associated with properties on which evaluations have not been completed.

         (b) Includes internal costs capitalized pursuant to the accounting policy described in Note 1 to Consolidated Financial Statements of $1.7 million in 1995, $6.4 million in 1994 and $6.0 million in 1993.

         (c)     Excludes capital expenditures for properties held for sale.




     HISTORICAL RESULTS
     OF OPERATIONS                                  APPALACHIA                   SOUTHWEST                    TOTAL
    -----------------------------------------------------------------------------------------------------------------------
         ($ in millions)                         1995   1994   1993        1995   1994     1993      1995     1994    1993
    -----------------------------------------------------------------------------------------------------------------------

    Gross revenues
      Unaffiliated                              46.6     56.6   78.7       60.1   74.3    103.0     106.7    130.9   181.7
      Affiliated                                32.8     29.5   17.2       35.9   39.2     23.7      68.7     68.7    40.9
    Production costs                            21.2     23.0   22.1       26.7   29.0     28.5      47.9     52.0    50.6
    Depletion                                   39.5     37.4   31.6       47.0   48.4     41.9      86.5     85.8    73.5
    Income tax expense                           6.5      9.0   14.8        7.8   12.6     19.7      14.3     21.6    34.5
    -----------------------------------------------------------------------------------------------------------------------

    RESULTS OF OPERATIONS                       12.2     16.7   27.4       14.5   23.5     36.6      26.7     40.2    64.0
    -----------------------------------------------------------------------------------------------------------------------


    Results of operations for producing activities exclude administrative and general costs, corporate overhead and interest expense. Income tax expense is expressed at statutory rates less Section 29 credits.

         OTHER OIL AND GAS PRODUCTION DATA
         -----------------------------------------------------------------------------------------------------
                                                                           1995           1994            1993
         -----------------------------------------------------------------------------------------------------

         Average sales price per Mcf of gas ($)                            1.96           2.18            2.28
         Average sales price per barrel of oil and
           other liquids ($)                                              16.17          15.09           16.17
         Production (lifting) cost per dollar of
           gross revenue ($)                                               0.27           0.26            0.23
         Depletion rate per dollar of
         gross revenue ($)                                                 0.49           0.43            0.33

         -----------------------------------------------------------------------------------------------------
         RESERVE QUANTITY INFORMATION
         -----------------------------------------------------------------------------------------------------
                                                                                             Oil and Other
                                                                                  Gas              Liquids
         Proved Reserves                                                        (Bcf)           (000 Bbls)
         -----------------------------------------------------------------------------------------------------

         Reserves as of December 31, 1992                                       779.5              14,650
               Revisions of previous estimate                                   (60.1)               (589)
               Extensions, discoveries and other additions                       52.4               2,334
               Production                                                       (71.5)             (3,603)
               Sale of reserves-in-place                                         (3.3)                  -
         -----------------------------------------------------------------------------------------------------

         Reserves as of December 31, 1993                                       697.0              12,792
               Revisions of previous estimate                                   (31.3)              1,650
               Extensions, discoveries and other additions                       81.7               1,386
               Production                                                       (66.7)             (3,611)
               Purchase of reserves-in-place                                      3.6                  38
               Sale of reserves-in-place                                         (0.5)                  -
         -----------------------------------------------------------------------------------------------------

         Reserves as of December 31, 1994                                       683.8              12,255
               Revisions of previous estimate                                    72.4                (522)
               Extensions, discoveries and other additions                       53.6               2,668
               Production                                                       (65.4)             (2,849)
               Sale of reserves-in-place                                         (7.9)                  -
         -----------------------------------------------------------------------------------------------------

         RESERVES AS OF DECEMBER 31, 1995(a)                                    736.5              11,552

         -----------------------------------------------------------------------------------------------------

         Proved developed reserves as of December 31,
               1993                                                             573.7              10,793
               1994                                                             543.3              11,504
               1995(b)                                                          583.3              10,569
         -----------------------------------------------------------------------------------------------------

         (a) Includes reserves held for sale of 137.0 Bcf and 9,901,000 Bbls.

         (b) Includes reserves held for sale of 111.7 Bcf and 8,961,000 Bbls.

         STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
         ---------------------------------------------------------------------------------------------------------------------------
                                                       APPALACHIA                    SOUTHWEST                     TOTAL
         ---------------------------------------------------------------------------------------------------------------------------
         ($ in millions)                        1995     1994      1993       1995    1994     1993       1995      1994       1993
         ---------------------------------------------------------------------------------------------------------------------------

           Future cash inflows               1,793.8  1,274.8  1,756.3       462.8   392.5    450.1    2,256.6   1,667.3    2,206.4
           Future production costs            (606.7)  (380.9)  (387.0)     (104.9) (111.1)  (121.0)    (711.6)   (492.0)    (508.0)
           Future development costs           (166.3)  (124.5)   (94.2)      (51.4)  (43.5)   (77.8)    (217.7)   (168.0)    (172.0)
           Future income tax expense          (327.1)  (233.8)  (413.1)      (79.9)  (46.8)   (49.9)    (407.0)   (280.6)    (463.0)
         ---------------------------------------------------------------------------------------------------------------------------

           Future net cash flows               693.7    535.6    862.0       226.6   191.1    201.4      920.3     726.7    1,063.4
           Less 10% discount                   377.7    285.4    474.5        42.7    35.0     37.5      420.4     320.4      512.0
         ---------------------------------------------------------------------------------------------------------------------------

           STANDARDIZED MEASURE OF
              DISCOUNTED FUTURE
              NET CASH FLOW                    316.0    250.2    387.5       183.9   156.1    163.9      499.9     406.3      551.4
         ---------------------------------------------------------------------------------------------------------------------------


         Future cash inflows are computed by applying year-end prices to estimated future production of proved oil and gas reserves. Future expenditures (based on year-end costs) represent those costs to be incurred in developing and producing the reserves. Discounted future net cash flows are derived by applying a 10 percent discount rate, as required by the Financial Accounting Standards Board, to the future net cash flows. This data is not intended to reflect the actual economic value of Columbia's oil and gas producing properties or the true present value of estimated future cash flows since many arbitrary assumptions are used. The data does provide a means of comparison among companies through the use of standardized measurement techniques.

         A reconciliation of the components resulting in changes in the standardized measure of discounted cash flows attributable to proved oil and gas reserves for the three years ending December 31 follows:



         ------------------------------------------------------------------------------------------------------

         ($ in millions)                                           1995               1994                1993
         ------------------------------------------------------------------------------------------------------

         Beginning of year                                        406.3              551.4               661.1
         ------------------------------------------------------------------------------------------------------
         Oil and gas sales,
           net of production
           costs                                                 (124.3)            (147.6)            (172.0)

         Net changes in prices
           and production costs                                   132.7             (236.5)             (56.5)

         Change in future
           development costs                                      (49.7)               4.1               (9.2)

         Extensions, discoveries
           and other additions,
           net of related costs                                   106.5               68.2               66.9

         Revisions of previous
           estimates, net of
           related costs                                           72.5              (17.3)             (71.1)

         Sales of reserves-in-place                               (11.7)              (0.5)              (4.4)

         Purchases of reserves-in-place                               -                1.0                  -

         Accretion of discount                                     55.2               77.8               92.4

         Net change in income taxes                               (64.9)              80.8               36.8

         Timing of production
           and other changes                                      (22.7)              24.9                7.4
         ------------------------------------------------------------------------------------------------------

         END OF YEAR                                              499.9              406.3              551.4
         ------------------------------------------------------------------------------------------------------



         The estimated discounted future net cash flows increased during 1995 primarily due to net changes in prices and production costs, extensions, discoveries and other additions, as well as revisions to the economic feasibility of producing certain wells.

         Under Order 636, the natural gas pipeline industry is required to eventually unbundle gathering services from other transportation services. Columbia Transmission provides transportation services, including gathering services, for a significant portion of gas produced from CNR's reserves, and in its August 1, 1995 general rate filing, Columbia Transmission requested an increase in its gathering rate to reflect partial unbundling of this service.

         Columbia Transmission is currently preparing the regulatory filings necessary for abandonment of selected gathering facilities and transfer of those assets to CNR. Capital expenditures may be incurred for compression and measurement. Operation and maintenance costs associated with these facilities will be partially offset by the absence of Columbia Transmission's gathering charges on wells located in southern West Virginia coupled with additional revenue generated from transportation of third party gas. However, if the transfer of properties does not occur and if there is a significant increase in gathering rates as a result of unbundling, certain reserves could be uneconomical to produce which could have a material adverse effect on CNR's operating strategies and financial results beginning in 1996.

                                                                     Schedule II

                       VALUATION AND QUALIFYING ACCOUNTS
                 The Columbia Gas System, Inc. and Subsidiaries
                            Year Ended December 31,
                                ($ in Millions)


                                                         Additions - Charged to
                                                         ------------------------
                                            Beginning                     Other        Deductions       Ending
Description                                  Balance      Income        Accounts (a)      (b)          Balance
-----------                                 ---------     ------       -------------   ----------      -------
Reserves deducted in the balance sheet
  from the assets to which they apply:

     Allowance for doubtful accounts

         1995                                11.6          31.6            11.3             42.2          12.3

         1994                                11.8          21.5            15.8             37.5          11.6

         1993                                11.8          17.9            12.6             30.5          11.8


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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information required by this is contained in Columbia's Proxy Statement related to the 1996 Annual Meeting of Stockholders, filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

Information regarding Columbia's executive officers, is as follows:

   OLIVER G. RICHARD III, 43, Chairman, Chief Executive Officer and President of The Columbia Gas System, Inc. (effective April 28, 1995). Chairman of New Jersey Resources Corporation from 1992 to 1995; President and Chief Executive Officer from 1991 to 1995. President and Chief Executive Officer of Northern Natural Gas Company from 1989 to 1991. Senior Vice President of Enron Gas Pipeline Group from 1987 to 1989. Vice President and subsequently Executive Vice President of Enron Gas Pipeline Group from 1987 to 1989.
   Vice President and General Counsel of Tenngasco, a subsidiary of Tenneco Corporation, from 1985 to 1987. Federal Energy Regulatory Commission Commissioner from 1982 to 1985.

   PETER M. SCHWOLSKY, 49, Senior Vice President and Chief Legal Officer of Columbia and Columbia Gas System Service Corporation since August 1995. Senior Vice President of Columbia and Columbia's Service Corporation from June 1995 to August 1995. Executive Vice President, Law and Corporate Development, for New Jersey Resources Corporation from 1991 to 1995. Of counsel and then Partner with Steptoe & Johnson from 1986 to 1991.

   MICHAEL W. O'DONNELL, 51, Senior Vice President and Chief Financial Officer of Columbia since October 1993. Senior Vice President and Assistant Chief Financial Officer of the Columbia Gas System Service Corporation since 1989.

   LOGAN W. WALLINGFORD, 63, Senior Vice President of Columbia Gas System Service Corporation since March 1989. Senior Vice President of Planning and Storage for Columbia Transmission from July 1988 to February 1989. Senior Vice President, Gas Acquisition from July 1987 to June 1988.

   RICHARD E. LOWE, 55, Vice President of Columbia and Columbia Gas System Service Corporation since September 1988. Vice President and General Auditor of Columbia's Service Corporation from April 1987 to August 1988.

   CATHERINE GOOD ABBOTT, 45, Chief Executive Officer of Columbia Transmission and Columbia Gulf Transmission Company since January 1996. Principal with Gem Energy Consulting, Inc. from 1995 to January 1996. Vice president for various business units of Enron Corporation from 1985 to 1995.

   C. RONALD TILLEY, 60, Chairman and Chief Executive Officer of Columbia Distribution Companies from January 1987 to January 1996.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is contained in Columbia's Proxy Statement related to the 1996 Annual Meeting of Stockholders, filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained in Columbia's Proxy Statement related to the 1996 Annual Meeting of Stockholders, filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in Columbia's Proxy Statement related to the 1996 Annual Meeting of Stockholders, filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibits
Reference is made to pages 81 through 83 for the list of exhibits filed as a part of this Annual Report on Form 10-K.

Pursuant to Item 601(b), paragraph (4)(iii)(A) of Regulation S-K, certain instruments representing long-term debt of Columbia or its subsidiaries have not been included as Exhibits because such debt does not exceed 10% of the total assets of Columbia and its subsidiaries on a consolidated basis. Columbia agrees to furnish a copy of any such instrument to the SEC upon request.

Financial Statement Schedules
All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8.

Reports on Form 8-K
A report on Form 8-K was filed on November 22, 1995, containing the Bankruptcy Court's orders, dated November 15, 1995, confirming the reorganization plans of Columbia and Columbia Transmission, a Press Release published on November 15, 1995 regarding the orders with a summary of the material features of the plans, and an unaudited condensed consolidated balance sheet for Columbia giving the effect of the plans as confirmed. The report on Form 8-K also contained certain factors, as published by Columbia on November 20, 1995, which could be used to estimate distributions upon emergence with respect to outstanding prepetition debt of Columbia. The report on Form 8-K also contained a Press Release published on November 21, 1995 regarding the projected interest and dividend rates for debentures and preferred stock to be issued upon emergence assuming that emergence occurs on November 28, 1995.

A report on Form 8-K was filed on November 30, 1995 discussing Columbia's and Columbia Transmission's emergence from Chapter 11 on November 28, 1995.

A report on Form 8-K was filed on February 8, 1996, containing a Press Release published on February 5, 1996, regarding the financial and operating results for the year ended December 31, 1995. Also included in this Form 8-K

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

was a Press Release dated February 8, 1996, concerning Columbia's intention to redeem its Series B - DECS and Series A - Preferred Stock.

Undertaking made in Connection with 1933 Act Compliance on Form S-8
For purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, Columbia undertakes the following, which is incorporated by reference into the registration statements on Form S-8, Nos. 33-10004 (filed November 26, 1986) and 33-42776 (filed September 13, 1991):

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

                                             THE COLUMBIA GAS SYSTEM, INC.
                                             -----------------------------
                                             (Registrant)
Dated:   February 21, 1996

                                             By:  /s/ Michael W. O'Donnell
                                                ----------------------------
                                                  (Michael W. O'Donnell)
                                                Senior Vice President and
                                                Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Feb. 21, 1996   /s/Oliver G. Richard III                                Feb. 21, 1996    /s/Richard E. Lowe
                ----------------------------------------                                 -----------------------------------
                Director (Principal                                                      Vice President
                Executive Officer)                                                       (Principal Accounting
                                                                                         Officer)


Feb. 21, 1996   /s/Richard F. Albosta                                   Feb. 21, 1996    /s/Robert H. Beeby
                ---------------------------------------                                  -----------------------------------
                Director                                                                 Director



Feb. 21, 1996   /s/Wilson K. Cadman                                     Feb. 21, 1996    /s/Malcolm T. Hopkins
                -------------------------------------                                    -----------------------------------
                Director



Feb. 21, 1996   /s/Donald P. Hodel                                      Feb. 21, 1996    /s/William E. Lavery
                ----------------------------------------                                 -----------------------------------
                Director                                                                 Director



Feb. 21, 1996   /s/Malcolm Jozoff                                       Feb. 21, 1996    /s/Douglas E. Olesen
                ----------------------------------------                                 -----------------------------------
                Director                                                                 Director



Feb. 21, 1996   /s/Gerald E. Mayo                                       Feb. 21, 1996    /s/James R. Thomas, II
                ----------------------------------------                                 -----------------------------------
                Director                                                                 Director



Feb. 21, 1996   /s/Ernesta G. Procope                                   Feb. 21, 1996    /s/William R. Wilson
                ---------------------------------------                                  -----------------------------------
                Director                                                                 Director

                                 EXHIBIT INDEX

            Reference is made in the two right-hand columns below to those exhibits which have heretofore been filed with the U.S. Securities and Exchange Commission. Exhibits so referred to are incorporated herein by reference.

                                                                                          Reference
                                                                                      -----------------
                                                                                      File No.  Exhibit
                                                                                      --------  -------
3-A*      -    Restated Certificate of Incorporation of The Columbia
                Gas System, Inc., dated as of November 28, 1995.
3-B       -    By-Laws of The Columbia Gas System, Inc., as amended dated              1-1098     3-B
                November 18, 1987.
4-A       -    Indenture between The Columbia Gas System, Inc.                         33-64555   4-S
                and Marine Midland Bank, N.A. Trustee, dated as of
                November 28, 1995.
4-B       -    First Supplemental Indenture, between The Columbia Gas                  33-64555   4-T
                 System, Inc. and Marine Midland Bank, N.A. Trustee,
                 dated as of November 28, 1995.
4-C       -    Second Supplemental Indenture, between The Columbia Gas                 33-64555   4-U
                System, Inc., and Marine Midland Bank, N.A. Trustee,
 .               dated as of November 28, 1995.
4-D       -    Third Supplemental Indenture, between The Columbia Gas                  33-64555   4-V
                System, Inc. and Marine Midland Bank, N.A. Trustee,
 .               dated as of November 28, 1995.
4-E       -    Fourth Supplemental Indenture, between The Columbia Gas                 33-64555   4-W
                System, Inc. and Marine Midland Bank, N.A. Trustee
4-F       -    Fifth Supplemental Indenture, between The Columbia Gas                  33-64555   4-X
                System, Inc. and Marine Midland Bank, N.A. Trustee,
                dated as of November 28, 1995.
4-G       -    Sixth Supplemental Indenture, between The Columbia Gas                  33-64555   4-Y
                System, Inc. and Marine Midland Bank, N.A. Trustee, dated
                as of November 28, 1995.
4-H       -    Seventh Supplemental Indenture, between The Columbia                    33-64555   4-Z
                Gas System, Inc. and Marine Midland Bank, N.A., Trustee,
                dated as of November 28, 1995.
10-P(a)   -    Pension Restoration Plan of The Columbia Gas                            1-1098     10-P
                System, Inc., amended October 9, 1991.
10-Q(a)   -    Thrift Restoration Plan of The Columbia Gas                             1-1098     10-Q
                System, Inc. dated January 1, 1989.
10-T      -    Agreement and Bridge Agreement dated                                    1-1098     10-T
                December 1, 1993, between Columbia Gas
                Transmission Corporation and Consol
                Pennsylvania Coal Company.
10-AE     -    U.S. Environmental Protection Agency Administrative                     1-1098     10-AE
                Order by Consent for Removal Actions for Columbia Gas
                Transmission Corporation dated September 22,1994.
10-AF*    -    Amended and Restated Indenture of Mortgage and
                Deed of Trust by Columbia Gas Transmission
                Corporation to Wilmington Trust Company,
                dated as of November 28, 1995

--------------
(a) Executive Compensation arrangements filed pursuant to Item 14 of Form 10-K.
 *  Filed herewith.

                                                                                           Reference
                                                                                      -----------------
                                                                                      File No.  Exhibit
                                                                                      --------  -------
10-BB(a)  -    Annual Incentive Compensation Plan of                                  1-1098      10-BB
                The Columbia Gas System, Inc., dated
                November 16, 1988.
10-BC(a)  -    Employment Agreement between Oliver G. Richard III                     1-1098      10-BC
                and The Columbia Gas System, Inc., dated March 15, 1995.
10-BE(a)  -    Employment Agreement between Peter M. Schwolsky                        1-1098      10-BE
                and The Columbia Gas System, Inc., dated May 30, 1995.
10-BF(a)*-     Employment Agreement between Catherine Good Abbott
                and The Columbia Gas System, Inc., dated January 17, 1996.
10-BU     -    Share Sale and Purchase Agreement between The                          1-1098      10-BU
                Columbia Gas System, Inc. and Anderson Exploration
                Ltd. dated November 25, 1991.
10-BV     -    Security Agreement dated as of January 15, 1992,                       1-1098      10-BV
                between The Columbia Gas System, Inc. and
                Anderson Exploration Ltd. and Montreal Trust
                Company of Canada.
10-BW     -    Kotaneelee Litigation Indemnity Agreement dated                        1-1098      10-BW
                as of December 31, 1991, among The Columbia
                Gas System, Inc. and Columbia Gas Development
                of Canada Ltd. and Anderson Exploration Ltd.
10-BX     -    Specified Litigation Indemnity Agreement made                          1-1098      10-BX
                as of December 31, 1991, among The Columbia
                Gas System, Inc. and Columbia Gas Development
                of Canada Ltd. and Anderson Exploration Ltd.
10-BY(a)  -    Columbia Gas Restoration Security Trust                                1-1098      10-BY
                Agreement dated June 1, 1991 with Dauphin
                Deposit Bank and Trust Company.
10-CA(a)  -    The Columbia Gas System, Inc. Retirement Plan                          1-1098      10-CA
                for Outside Directors, as amended, August 21, 1991.
10-CB*    -    Credit Agreement, dated as of
                November 28, 1995, among The Columbia Gas System,
                Inc., certain banks party thereto and Citibank, N.A.
10-CC*    -    First Amendment and Supplement to Credit
                Agreement, dated December 6, 1995
10-CJ     -    Amended and Restated Agreement of Cove Point                           1-1098      10-CJ
                LNG Limited Partnership between Columbia LNG and
                PEPCO Energy Company, Inc. dated January 27, 1994.
10-CM     -    Plan of Reorganization for Columbia Gas Transmission Corporation       1-1098      10-CM
                as filed with the United States Bankruptcy Court for the District of Delaware on January 18, 1994.
11*       -    Statements Re: Computation of Per Share Earnings.
12*       -    Statements of Ratio of Earnings to Fixed Charges
                and Preferred Stock Dividends.
21*       -    Subsidiaries of The Columbia Gas System, Inc.
23-A*     -    Letter report, dated January 29, 1996, and the written
                consent to the filing and use of information contained
                in such letter report, Reports and Registration Statements filed during 1996, of Ryder Scott Company Petroleum Engineers, independent petroleum and natural gas consultants.

------------------
(a)  Executive Compensation arrangements filed pursuant to Item 14 of Form 10-K.
 *   Filed herewith.

                                                                                          Reference
                                                                                      -----------------
                                                                                      File No.  Exhibit
                                                                                      --------  -------
23-B*        -   Written consent of Arthur Andersen LLP,
                  independent public accountants, to the
                  incorporation by reference of their report
                  included in the 1995 Annual Report on Form
                  10-K of The Columbia Gas System, Inc. and
                  their report included in The Columbia Gas
                  System, Inc.'s 1995 Annual Report to Shareholders
                  in the registration statements on Form S-8
                  (File No. 33-10004), and Form S-8
                  (File No. 33-42776).
27*          -   Financial Data Schedule for the period ended
                  December 31, 1995.



--------------------------
*Filed herewith.