Form 10-Q
period 1996-06-30
COLUMBIA GAS SYSTEM INC
filed 1996-08-01
CIK 22099

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      /X/           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended June 30, 1996

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      / /            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from ______ to ______

                         Commission file number 1-1098


                         THE COLUMBIA GAS SYSTEM, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                      Delaware                       13-1594808
          -----------------------------------------------------------
             (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)    Identification No.)


              20 Montchanin Road, Wilmington, Delaware          19807
          --------------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code (302) 429-5000




              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No _____


              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $10 Par Value: 55,065,869 shares outstanding at June 30, 1996.

                 THE COLUMBIA GAS SYSTEM, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I   FINANCIAL INFORMATION
- ------   ---------------------

Item 1   Financial Statements

         Statements of Consolidated Income                                             1

         Condensed Consolidated Balance Sheets                                         2

         Consolidated Statements of Cash Flows                                         3

         Consolidated Statements of Common Stock Equity                                4

         Notes                                                                         5


Item 2   Management's Discussion and Analysis of                                       7
         Financial Condition and Results of Operations


PART II  OTHER INFORMATION
- -------  -----------------

Item 1   Legal Proceedings                                                             28

Item 2   Changes in Securities                                                         30

Item 3   Defaults Upon Senior Securities                                               30

Item 4   Submission of Matters to a Vote of Security Holders                           30

Item 5   Other Information                                                             30

Item 6   Exhibits and Reports on Form 8-K                                              30

         Signature                                                                     31

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
The Columbia Gas System, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                 Three Months                        Six Months
                                                                 Ended June 30,                     Ended June 30,
                                                               -----------------                   ----------------
                                                               1996        1995                   1996        1995
                                                               ----        ----                   ----        ----
                                                                                      (millions)
OPERATING REVENUES
  Gas sales                                                  $ 432.0     $ 301.9                 $1,434.3   $1,140.1
  Transportation                                               113.3       108.8                    255.9      235.5
  Other                                                         37.1        43.9                     95.2      109.7
                                                             -------     -------                 --------   --------
Total Operating Revenues                                       582.4       454.6                  1,785.4    1,485.3
                                                             -------     -------                 --------   --------

OPERATING EXPENSES
  Products purchased                                           205.9        88.8                    757.7      529.9
  Operation                                                    214.6       201.9                    421.4      410.0
  Maintenance                                                   27.4        30.8                     51.3       53.4
  Depreciation and depletion                                    50.9        59.9                    119.0      143.6
  Other taxes                                                   47.6        46.3                    121.8      121.6
                                                             -------     -------                 --------   --------
Total Operating Expenses                                       546.4       427.7                  1,471.2    1,258.5
                                                             -------     -------                 --------   --------
OPERATING INCOME                                                36.0        26.9                    314.2      226.8
                                                             -------     -------                 --------   --------

OTHER INCOME (DEDUCTIONS)
  Interest income and other, net                                13.7         2.8                     16.8        8.8
  Interest expense and related charges*                        (39.2)       (6.7)                   (82.9)     (12.2)
  Reorganization items, net                                        -        21.8                        -       32.5
                                                             -------     -------                 --------   --------
Total Other Income (Deductions)                                (25.5)       17.9                    (66.1)      29.1
                                                             -------     -------                 --------   --------


INCOME BEFORE INCOME TAXES                                      10.5        44.8                    248.1      255.9
Income Taxes                                                     2.3        13.9                     88.6       96.2

                                                             -------     -------                 --------   --------

NET INCOME                                                   $   8.2     $  30.9                 $  159.5   $  159.7
                                                             =======     =======                 ========   ========

EARNINGS PER SHARE OF COMMON STOCK                           $  0.15     $  0.61                 $   3.04   $   3.16
                                                             =======     =======                 ========   ========


DIVIDENDS PAID PER SHARE OF COMMON STOCK                     $  0.15           -                 $   0.30          -


AVERAGE COMMON SHARES OUTSTANDING (thousands)                 55,044      50,568                   52,544     50,566

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
*Due to the bankruptcy filings, interest expense of approximately $67 million was not recorded for the three months ended June 30, 1995, and approximately $132 million was not recorded for the six months ended June 30, 1995.

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                     As of
                                                                                     -------------------------------------
                                                                                     June 30, 1996       December 31, 1995
                                                                                     -------------       -----------------
                                                                                      (unaudited)
                                                                                                   (million)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Gas utility and other plant, at original cost                                        $6,834.2               $6,903.2
  Accumulated depreciation and depletion                                               (3,292.5)              (3,322.0)
                                                                                       --------               --------
Net Gas Utility and Other Plant                                                         3,541.7                3,581.2
                                                                                       --------               --------
  Oil and gas producing properties, full cost method                                      517.2                  516.3
  Accumulated depletion                                                                  (151.8)                (141.1)
                                                                                       --------               --------
  Net Oil and Gas Producing Properties                                                    365.4                  375.2
                                                                                       --------               --------

Net Property, Plant and Equipment                                                       3,907.1                3,956.4
                                                                                       --------               --------

INVESTMENTS AND OTHER ASSETS                                                              160.9                  354.6
                                                                                       --------               --------

CURRENT ASSETS
  Cash and temporary cash investments                                                      75.4                    8.0
  Accounts receivable, net                                                                358.4                  511.0
  Income tax refund                                                                           -                  271.5
  Gas inventory                                                                           149.1                  172.3
  Other inventories - at average cost                                                      45.9                   41.5
  Prepayments                                                                              61.4                   56.9
  Regulatory assets                                                                        66.7                   76.5
  Other                                                                                   251.4                  138.2
                                                                                       --------               --------
Total Current Assets                                                                    1,008.3                1,275.9
                                                                                       --------               --------
REGULATORY ASSETS                                                                         422.3                  422.0
DEFERRED CHARGES                                                                           51.4                   48.1
                                                                                       --------               --------
TOTAL ASSETS                                                                           $5,550.0               $6,057.0
                                                                                       ========               ========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity                                                                  $1,499.7               $1,114.0
  Preferred stock                                                                             -                  399.9
  Long-term debt                                                                        2,004.1                2,004.5
                                                                                       --------               --------
Total Capitalization                                                                    3,503.8                3,518.4
                                                                                       --------               --------
CURRENT LIABILITIES
  Short-term debt                                                                             -                  338.9
  Accounts and drafts payable                                                             184.8                  215.7
  Accrued taxes                                                                           267.7                  271.3
  Accrued interest                                                                         23.6                   94.3
  Estimated rate refunds                                                                   94.9                   96.1
  Estimated supplier obligations                                                          129.2                  178.3
  Transportation and exchange gas payable                                                  43.0                   46.7
  Other                                                                                   321.1                  337.3
                                                                                       --------               --------

Total Current Liabilities                                                               1,064.3                1,578.6
                                                                                       --------               --------
OTHER LIABILITIES AND DEFERRED CREDITS
  Income taxes, noncurrent                                                                530.1                  468.6
  Postretirement benefits other than pensions                                             180.5                  208.2
  Regulatory liabilities                                                                   44.6                   44.9
  Other                                                                                   226.7                  238.3
                                                                                       --------               --------
Total Other Liabilities and Deferred Credits                                              981.9                  960.0
                                                                                       --------               --------
CAPITAL CAPITALIZATION AND LIABILITIES                                                 $5,550.0               $6,057.0
                                                                                       ========               ========






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                            Six Months
                                                                                                           Ended June 30,
                                                                                                      ----------------------
                                                                                                      1996              1995
                                                                                                      ----              ----
                                                                                                              (millions)
OPERATIONS ACTIVITIES
  Net Income                                                                                       $  159.5         $  159.7
  Adjustments for items not requiring (providing) cash:
     Depreciation and depletion                                                                       119.0            143.6
     Deferred income taxes                                                                             33.1             31.4
     Other - net*                                                                                     (19.5)            (5.5)
  Change in components of working capital
     Accounts receivable                                                                              172.9            171.5
     Income tax refunds                                                                               271.5                -
     Gas inventory                                                                                     23.2             49.7
     Prepayments                                                                                       (4.5)            42.6
     Accounts payable                                                                                  16.1              2.0
     Accrued taxes                                                                                    (26.4)           (30.0)
     Accrued interest                                                                                 (71.1)            (0.4)
     Estimated rate refunds                                                                            (1.3)           (42.9)
     Estimated supplier obligations                                                                   (49.1)            (2.2)
     Under/Overrecovered gas costs                                                                    (83.9)            91.6
     Exchange gas payable                                                                              (5.5)            (6.7)
     Other working capital                                                                             20.2            (11.7)
                                                                                                   --------         --------
Net Cash From Operations                                                                              554.2            592.7
                                                                                                   --------         --------
INVESTMENT ACTIVITIES
  Capital expenditures                                                                               (112.9)          (155.2)
  Proceeds received on the sale of Columbia Development                                               188.9                -
  Other investments - net                                                                              14.7             12.6
                                                                                                   --------         --------
Net Investment Activities                                                                              90.7           (142.6)

FINANCING ACTIVITIES
  Retirement of preferred stock                                                                      (400.0)               -
  Retirement of long-term debt                                                                         (0.5)            (0.4)
  Dividends paid                                                                                      (15.6)               -
  Issuance of common stock                                                                            242.5                -
  Net decrease in revolving credit facility                                                          (338.9)               -
  Other financing activities                                                                          (65.0)           (24.8)
                                                                                                   --------         --------
Net Financing Activities                                                                             (577.5)           (25.2)

                                                                                                   --------         --------
Increase in Cash and Temporary Cash Investments                                                        67.4            424.9
Cash and temporary cash investments at beginning of year                                                8.0          1,481.8
                                                                                                   --------         --------
Cash and temporary cash investments at June 30**                                                   $   75.4         $1,906.7
                                                                                                   ========         ========





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                                               79.1              0.5
  Cash paid for income taxes (net of refunds)                                                        (175.7)            39.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
 * 1995 includes changes in Liabilities Subject to Chapter 11 Proceedings of $2.8 million.
**The Corporation considers all highly liquid debt instruments to be cash equivalents.

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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY



                                                                                            As of
                                                                                -------------------------------
                                                                                June 30,           December 31,
                                                                                 1996                   1995
                                                                                --------------     ------------
                                                                               (unaudited)
                                                                                           (millions)


COMMON STOCK EQUITY

Common stock, $10 par value, authorized
  100,000,000 shares, outstanding 55,065,869 shares
   and 49,204,025 shares respectively                                         $  550.7             $ 506.2

Additional paid in capital                                                       736.8               595.8

Retained earnings                                                                213.7                69.8

Unearned employee compensation                                                    (1.5)                -

Cost of treasury stock (1,416,155 shares
  outstanding as of December 31, 1995)                                            -                  (57.8)
                                                                              --------            --------

TOTAL COMMON STOCK EQUITY                                                     $1,499.7            $1,114.0
                                                                              ========             =======




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

    The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Columbia's 1995 Annual Report on Form 10-K and 1996 First Quarter Form 10-Q. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

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

                       Producer Claims Estimation Process
    In 1992, the Bankruptcy Court approved the appointment of a claims mediator and the implementation of a claims estimation procedure for the quantification of claims arising from the rejection of above-market gas purchase contracts and other claims by producers related to gas purchase contracts with Columbia Transmission. In late 1994 and early 1995, the Claims Mediator issued an Initial Report and Recommendations of the Claims Mediator on Generic Issues for Natural Gas Contract Claims and a Supplement to Initial Report and Recommendations of the Claims Mediator (Report) and directed producer claimants to submit

                         PART 1 - Financial Information
                   Item 1 - Financial Statements (continued)

    recalculated claims prepared pursuant to the instructions contained in the Report. The recommendations and instructions set out in the Report have not been considered by the Bankruptcy Court. In mid-1995, most producers with which Columbia Transmission had not yet negotiated settlements liquidating their claims submitted recalculated claims to the claims mediator. As submitted, those recalculated claims initially amounted to over $2 billion. Since mid-1995, numerous additional producers have settled their claims and those settlements became final with the confirmation of Columbia Transmission's Plan. In addition, several recalculated claims have been amended by producer claimants.

    The claims estimation procedures remain in place for use in the post-confirmation liquidation of producer claims. The claims estimation process is now proceeding with various discovery, motions for dismissal or summary judgement and evidentiary hearings before the claims mediator with respect to individual producer claims, including claim-specific issues not addressed by the Report. Motions are being filed by Columbia Transmission with the Bankruptcy Court based on the recommendations of the claims mediator to determine the amounts at which particular claims will be allowed. All parties have rights of appellate review with respect to the resulting orders of the Bankruptcy Court. When claims are allowed by the Bankruptcy Court and the allowances become final, Columbia Transmission will make distributions with respect to those claims pursuant to the Plan. The timing of this litigation process is impossible to predict.

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

3.  Sale of Southwest Oil and Gas Subsidiary
    On April 30, 1996, Columbia sold Columbia Gas Development Corporation (Columbia Development), effective December 31, 1995, to a privately- held exploration and production concern for approximately $200 million.
    Columbia Development had approximately 196 billion cubic feet equivalent of proved oil and natural gas reserves located in the Gulf of Mexico and on-shore continental United States. An estimated loss of $54.8 million after-tax was recorded in the fourth quarter of 1995 to reflect the sale of this subsidiary. In the second quarter of 1996, an adjustment was recorded that reduced the loss to $49.2 million.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                       OPERATING INCOME (LOSS) BY SEGMENT


                                                                  Three Months                         Six Months
                                                                 Ended June 30,                       Ended June 30,
                                                              -------------------                  ------------------
                                                               1996          1995                   1996         1995
                                                               ----          ----                   ----         ----
                                                                                    (millions)
     Transmission                                            $ 38.8        $ 35.9                $ 124.4      $ 112.5

     Distribution                                              (3.0)         (7.9)                 165.0        108.3

     Oil and Gas                                                6.4          (0.2)                  17.2         (0.3)

     Other Energy                                              (3.1)          1.7                   13.6          9.6

     Corporate                                                 (3.1)         (2.6)                  (6.0)        (3.3)
                                                             ------        ------                -------      -------

          TOTAL                                              $ 36.0        $ 26.9                $ 314.2      $ 226.8
                                                             ======        ======                =======      =======





                  DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)


                                                              Three Months                           Six Months
                                                              Ended June 30,                        Ended June 30,
                                                             ----------------                    -------------------
                                                             1996        1995                    1996           1995
                                                             ----        ----                    ----           ----

     Actual                                                  705          624                    3,807         3,382

     Normal                                                  580          580                    3,559         3,527

     % Colder (warmer) than normal                            22            8                        7            (4)

     % Colder (warmer) than prior period                      13            2                       13           (10)

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS

Three Month Results
                                   Net Income
Columbia's net income for the three months ended June 30, 1996, was $8.2 million, or $0.15 per share. In the same period last year, while Columbia was in Chapter 11, net income of $30.9 million, or $0.61 per share was reported. After adjusting the current period for unusual items and the prior period for bankruptcy-related issues including interest costs not recorded, adjusted second quarter 1996 net income was $21.2 million, an increase of $25.5 million over adjusted net income for the same period last year. This increase was attributed to improved results for all segments of the business that resulted from higher rates in effect for the regulated subsidiaries, colder weather and higher wellhead prices received for natural gas production.

Unusual items for the current quarter included a decrease to net income of $18.6 million, after-tax, to reflect severance and benefit costs associated with ongoing reengineering activities to improve operating efficiencies and customer services and a $5.6 million after-tax improvement for an adjustment to the loss on the sale of Columbia Development that was finalized in April 1996. The table below reflects the unusual items and last year's bankruptcy-related issues for both the three and six month periods.

                      Bankruptcy Related and Unusual Items
                         After-tax effect on Net Income
                                   (millions)

                                                                    Three Months               Six Months
                                                                    Ended June 30,            Ended June 30,
                                                                   ---------------          ---------------
                                                                    1996       1995          1996       1995
                                                                    ----       ----          ----       ----

Reported net income                                               $ 8.2      $ 30.9        $159.5     $159.7
Less (plus):
  Estimated interest costs not recorded                               -        43.0             -       83.4
  Bankruptcy-related professional fees and related expenses           -        (7.8)            -      (14.6)
  Reengineering costs                                             (18.6)          -         (18.6)         -
  Adjustment to the sale of Columbia Development                    5.6           -           5.6          -
                                                                  -----      ------        ------     ------
     Total adjustments                                            (13.0)       35.2         (13.0)      68.8
                                                                  -----      ------        ------     ------
Net income after adjusting for unusual and bankruptcy items       $21.2       $(4.3)       $172.5     $ 90.9
                                                                  =====      ======        ======     ======


                                    Revenues
Operating revenues for the second quarter of 1996 were $582.4 million, a $127.8 million improvement over the same period last year, due mainly to higher gas prices, increased gas marketing activity and increased sales for the distribution subsidiaries, resulting in part from 13% colder weather. Also, increasing revenues was the beneficial effect of new rates in place for Columbia Transmission and four of the five distribution subsidiaries.
Partially offsetting these improvements was a decrease in oil and gas production revenues resulting from the sale of Columbia Development effective year end 1995.

                          PART 1-FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


                                    Expenses
For the three months ended June 30, 1996, operating expenses of $546.4 million were $118.7 million higher than the prior period, reflecting increased natural gas purchases necessary to meet higher sales requirements and the impact of higher prices for gas purchased. Also increasing current period expense was $28.6 million of current and future expenditures representing severance and benefit costs associated with Columbia's ongoing reengineering program mentioned above. Included in expense last year were costs related to Columbia Development's operations. Depreciation and depletion expense decreased $9 million. This reflects $13.6 million lower depletion expense attributable to reduced depletable plant as a result of the sale of Columbia Development and a lower depletion rate reflecting higher gas prices, tempered by a $4.6 million increase in depreciation expense primarily due to higher depreciation rates in effect for Columbia Transmission and additional plant in service for Columbia Transmission and the other regulated subsidiaries.

                           Other Income (Deductions)
Other Income (Deductions) reduced income $25.5 million in the current quarter primarily reflecting $35.1 million of interest expense on long- term debt obligations partially offset by an $8.6 million pre-tax favorable adjustment for the sale of Columbia Development. In the same period last year, while Columbia was in Chapter 11, interest expense was not recorded. The 1995 income improvement of $17.9 million for Other Income (Deductions) was due principally to bankruptcy-related issues, which included the effect of $31.2 million of interest earned on cash accumulated while in Chapter 11 partially offset by expense of $9.4 million for professional fees and related costs.

Six Month Results
                                   Net Income
Net income for the first six months of 1996 of $159.5 million was essentially unchanged from the $159.7 million reported for the same period last year. Included in the current period's results are the previously mentioned unusual items recorded in the second quarter. Net income for the first half of 1995 benefitted from not recording $83.4 million in after-tax interest expense on prepetition debt obligations due to the Chapter 11 proceedings. After adjusting for unusual items and 1995 bankruptcy-related issues, adjusted net income in 1996 was $172.5 million, an increase of $81.6 million over last year's adjusted net income.

                                    Revenues
For the first half of 1996, operating revenues were $1,785.4 million, an increase of $300.1 million over the previous year. The increase was principally due to the favorable effect of colder weather that increased sales and transportation services, higher gas prices and higher rates in effect for the regulated subsidiaries. Tempering the increase were lower revenues associated with oil and gas production due to the sale of Columbia Development.

                                    Expenses
Total operating expenses of $1,471.2 million for the first six months of 1996 were up $212.7 million. This was primarily the result of $227.8 million in higher product purchase expense

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

reflecting additional sales requirements and increased prices charged by suppliers. The $24.6 million decrease in depreciation and depletion expense was attributable to reduced depletable plant due to the sale of Columbia Development and a lower depletion rate resulting from higher gas prices, partially offset by higher depreciation rates and additional plant in service. Operation and maintenance expense increased $9.3 million over last year. After adjusting for the effect of the reengineering expense recorded in the second quarter of 1996 and the elimination of Columbia Development's 1995 operating expense, operation and maintenance expense was essentially unchanged from last year.

                           Other Income (Deductions)
Other Income (Deductions) reduced income $66.1 million in the first six months of 1996, whereas income was increased $29.1 million in the same period last
year.   The effect in 1996 of $70.3 million of interest expense on long-term debt obligations was mitigated by an $8.6 million favorable adjustment for the sale of Columbia Development. In the same period last year, no interest expense was recorded. In 1995, income increased for bankruptcy-related issues reflecting $50.1 million of interest earned on cash accumulated while in Chapter 11, partially offset by $17.6 million of expense for professional fees and related costs.

                        Liquidity and Capital Resources
Cash from operations for the first half of 1996 was $554.2 million, a decrease of $38.5 million from last year that was due largely to a lag in the recovery by the distribution subsidiaries of gas costs in the current period together with increased payments for estimated supplier obligations, increased prepayments and payment of accrued interest. The recovery lag resulted from the sharp rise in gas prices during 1996 that exceeded the distribution subsidiaries' current recovery levels. These higher costs will be recovered through future adjustments to the commodity portion of rates as provided for under the regulatory process. Conversely, in the prior period when gas prices were decreasing, the rates in place for the distribution subsidiaries led to an overrecovered position. Cash from operations was improved by approximately $213 million for the net effect of Internal Revenue Service (IRS) refunds. Columbia's 1995 Federal Income Tax return included a net operating loss carryback claim to recover income taxes and was the principal reason for a $271.5 million improvement in working capital for income tax refunds. This claim, net of other adjustments and liabilities to the IRS, resulted in a cash refund in April 1996 of approximately $213 million. Cash also improved for the favorable effect of colder weather that increased sales for the distribution subsidiaries, as well as higher base rates in effect for the regulated subsidiaries.

Columbia maintains an unsecured bank revolving credit facility (Credit Facility) which permits borrowings of up to $1 billion. Scheduled quarterly reductions of $25 million of the committed amount begin December 31, 1997, and will reduce the Credit Facility to $700 million by September 30, 2000. The Credit Facility provides for the issuance of up to $100 million of letters of credit. Borrowings under the Credit Facility were used in February 1996, to redeem the 5.22% Series B-Preferred Stock and 7.89% Series A-Preferred Stock issued pursuant to Columbia's approved Plan of Reorganization. As of June 30, 1996, Columbia had $73.2 million of letters of credit outstanding under the Credit Facility and no borrowings.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

Columbia has an effective shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) for the issuance of up to $1 billion in aggregate amount of debentures, common stock or preferred stock in one or more series. In March 1996, Columbia issued 5,750,000 shares of common stock consisting of 4,333,845 newly issued shares and 1,416,155 shares previously held as treasury stock. Proceeds of $239.2 million from the issuance were used to reduce borrowings incurred under the Credit Facility.

On April 30, 1996, Columbia sold Columbia Development for approximately $200 million. The funds generated from this sale were used to reduce borrowings under the Credit Facility.

Columbia believes that future cash requirements for normal ongoing operations and capital expenditures will be met with internally generated funds and amounts available under the Credit Facility. No further issuances under the shelf registration are contemplated at this time.

Restructuring Activities
In the second quarter of this year, $28.6 million (pre-tax) of expense was recorded to reflect current and future severance and benefit expenditures associated with Phase I of a study, called Project Phoenix, that began in 1995 to streamline operations and make them more efficient and cost-competitive. Staffing throughout Columbia has been reduced nearly five percent as a result of implementing this initial phase. Phase II of Project Phoenix is scheduled to be completed and substantially implemented by year end. The second phase of the project will result in additional expense being recorded later in 1996 that is anticipated to be approximately half of the amount recorded for Phase I.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            TRANSMISSION OPERATIONS


                                                            Three Months                 Six Months

                                                           Ended June 30,               Ended June 30,
                                                        -----------------               ----------------
                                                         1996        1995               1996        1995
                                                        -----        ----               ----        ----
                                                                           (millions)

OPERATING REVENUES
   Transportation revenues                            $ 137.6     $ 135.3          $ 320.6     $ 294.6
   Storage revenues                                      40.5        34.5             79.2        64.0
   Other revenues                                         3.6         1.1              7.8        15.5
                                                      -------     -------          -------     -------
Total Operating Revenues                                181.7       170.9            407.6       374.1
                                                      -------     -------          -------     -------

OPERATING EXPENSES
   Operation and maintenance                            100.3        95.6            198.1       182.5
   Depreciation                                          28.2        26.0             55.2        51.7
   Other taxes                                           14.4        13.4             29.9        27.4
                                                      -------     -------          -------     -------
Total Operating Expenses                                142.9       135.0            283.2       261.6
                                                      -------     -------          -------     -------


OPERATING INCOME                                      $  38.8     $  35.9          $ 124.4     $ 112.5
                                                      =======     =======          =======     =======


Throughput (Bcf)
Transportation
   Columbia Transmission
      Market area                                       197.6       194.7             627.1      595.9
   Columbia Gulf
      Main-line                                         159.1       151.8             329.3      306.7
      Short-haul                                         64.1        53.7             133.4      104.4
  Intrasegment eliminations                            (158.2)     (150.7)           (324.7)    (302.0)
                                                      -------     -------          --------    --------
Total Throughput                                        262.6       249.5             765.1      705.0
                                                      =======     =======          ========    =======

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       TRANSMISSION OPERATIONS (CONTINUED)




Marketing Initiatives
In February 1996, Columbia Transmission filed with the Federal Energy Regulatory Commission (FERC) for authorization to expand its pipeline and storage systems to serve the increasing needs of customers. As previously reported, Columbia Transmission has signed 15-year agreements with 23 customers for approximately 500,000 Mcf per day (Mcf/d) of additional firm service to be phased in over a three-year period commencing November 1, 1997. In the filing, Columbia Transmission sought to roll the cost of the project into existing rates rather than charge an incremental rate to the market expansion customers. Several protests were subsequently filed with respect to the rolled-in rate treatment. On April 12, 1996, Columbia Transmission filed a response to the protests that reasserted points made in its initial FERC application that the market expansion project meets the FERC's requirements for the rolled-in pricing treatment and provides system operational benefits to its customers, including those not receiving increased levels of service. The cost is projected to increase overall rates by less than five percent which, under FERC policy guidelines, qualifies for rolled-in rate treatment.

On June 7, 1996, Columbia Transmission filed an amendment to its market expansion proposal that will reduce capital expenditures necessary for the project by about $80 million, to approximately $270 million, while still maintaining the same level of service to customers. The amendment reflects an agreement between Columbia Transmission and Texas Eastern Transmission Corporation (Texas Eastern) under which Texas Eastern will increase capacity on its Pennsylvania pipeline system and lease the new capacity to Columbia Transmission. In June 1996, Texas Eastern also filed with the FERC its certificate application seeking approval of the arrangement. Interventions and protests filed in response to the amendment generally question the propriety of rolled-in rate treatment, the recovery mechanism for the lease costs and whether a lease is appropriate as opposed to contracting for throughput service. Responses to these protests have been filed by Columbia Transmission and Texas Eastern. The responses noted, among other things, that Columbia Transmission's leasing of the Texas Eastern capacity is fully consistent with recently announced FERC policy that encourages creative arrangements among pipelines to economically develop pipeline capacity to meet the needs of growing markets.

                               Regulatory Matters
Columbia Transmission's Rate Filing
In August 1995, Columbia Transmission filed with the FERC its first general rate case since 1991, requesting an increase in annual revenues of approximately $147 million. Columbia Transmission also proposed to recover its net investment in gathering and certain gas processing facilities over a period of five years.
The FERC authorized new rates to be implemented on February 1, 1996, subject to refund. Columbia Transmission agreed to collect only 75% of the requested rate increase for at least three months in an effort to reach a timely resolution of the issues. Since settlement discussions with active parties are on-going, Columbia Transmission has agreed to continue the reduction in its collection rates past May 1, 1996.

                         PART 1 - FINANCIAL INFORMATION
               ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                      TRANSMISSION OPERATIONS (CONTINUED)




On June 20, 1996, an Administrative Law Judge order extended the hearing date for the rate proceedings until February 25, 1997. A hearing date for issues related to environmental matters was set for May 5, 1997.

Gathering Facilities
Under the FERC's Order No. 636, natural gas pipelines were required to unbundle their gathering costs and services from all other transportation services. Columbia Transmission has determined that gathering services are not essential to its ongoing transportation activities and, as a result, intends to dispose of the related assets. On April 29, 1996, Columbia Transmission filed an application with FERC to abandon, by sale to Columbia Natural Resources, Inc.
(CNR), certain gathering and transmission facilities at their net book value of approximately $28 million. Pending FERC approval, the transfer is expected to be completed around year end. In response to Columbia Transmission's April 1996 filing, certain parties filed protests and motions for a technical conference, a hearing, and consolidation with Columbia Transmission's ongoing rate case. Columbia Transmission filed a response on June 4, 1996 in opposition to the motions. Columbia Transmission is actively pursuing discussions with various parties concerning the sale of its remaining gathering assets.

Recovery of Columbia Gulf's Pre-November 1994 Transportation Costs
On March 1, 1995, Columbia Transmission filed with the FERC to recover $69 million of annual transportation costs. Included in this amount were $39 million of unrecovered transportation costs that were billed to Columbia Transmission by Columbia Gulf Transmission Company (Columbia Gulf). Several parties filed protests with the FERC regarding the Columbia Gulf charges.

In an April 2, 1996 order, the FERC ruled that Columbia Gulf was entitled to bill its prudently incurred costs, under its cost-of-service tariff, to Columbia Transmission, and that Columbia Transmission was entitled to flow such amounts through to its customers. The FERC ruled that approximately $19 million of the Columbia Gulf charges, which were attributable to operation and maintenance costs, were recoverable, subject to a general FERC audit which is presently under way. With respect to the remaining $20 million of costs, that are associated with environmental issues, the FERC has established hearing procedures to determine if some portion of these costs are not recoverable because they were not prudently incurred by Columbia Gulf. This hearing is scheduled for March 1997. FERC has denied requests for rehearing of the April 1996 order and affirmed the limited scope of the hearing.

Environmental
A U.S. EPA Administrative Order by Consent establishes requirements for the replacement of, maintenance to, or sale of, covered Columbia Transmission facilities. In light of additional information about remediation activities associated with certain facilities and presently known normal replacement and maintenance activities, a reserve addition of $2.5 million was recorded in the second quarter of 1996.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

Restructuring Activities
The transmission segment has a reengineering project underway to assess the way the companies do business. These efforts are expected to streamline the business functions, improve the organizational structure and reduce overall employee headcount. The project is focusing on all processes within the companies. Implementation has begun and will continue into late 1996. In the second quarter of 1996, Columbia Transmission recorded expense of $6.1 million in anticipated severance costs associated with reengineering and restructuring efforts currently underway. Additional expense will likely be recorded later in 1996 as further reengineering and restructuring activities are identified.

Appeals of Order No. 636
On July 16, 1996, the U.S. Court of Appeals for the D.C. Circuit issued its long-awaited decision regarding the appeals of FERC Order No. 636 (Order 636). The court generally upheld the FERC's actions; however, it remanded to the FERC certain aspects of Order 636. While analysis of the impact of the decision is ongoing, Columbia Transmission does not believe that the order will have a significant impact on its operations. A settlement approved by the FERC in 1995 provides that any relief granted as a result of the decision will be implemented prospectively on Columbia Transmission's system, and that Columbia Transmission will have no refund obligation or other financial liability as a result of the decision.

Volumes
Throughput for the second quarter of 1996 increased 13.1 Bcf, to 262.6 Bcf, primarily reflecting additional short-haul deliveries by Columbia Gulf in the Gulf of Mexico that were due to increased offshore production. Higher main-line and market-area transportation services were largely due to customers injecting gas into storage and increased deliveries early in the second quarter due to colder weather.

For the first six months of 1996, throughput was 765.1 Bcf, an increase of 60.1 Bcf over the same period last year, due in large part to 13% colder weather that increased customer demand for transportation services. Short-haul deliveries were 29 Bcf higher than last year reflecting increased offshore supply at Vermillion and Eugene Island and increased marketing activity by Columbia Gulf.

Operating Revenues
Operating revenues for the second quarter and first half of 1996 of $181.7 million and $407.6 million were up $10.8 million and $33.5 million, respectively. These increases were principally due to the implementation of higher rates for Columbia Transmission that were effective in February 1996, subject to refund, and increased throughput for Columbia Gulf resulting from colder weather. In the first quarter of 1995, Columbia Gulf recorded one-time revenue of $5.4 million for its portion of exit fees that were paid to the Ozark partnership. Columbia Gulf sold its interests in this partnership in 1995.

Operating Income
Second quarter operating income of $38.8 million, $2.9 million above last year, reflected higher operating revenues partially offset by $7.9 million of higher
operating expenses.   Included in the

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION OPERATIONS (CONTINUED)

current period was $6.1 million of reengineering-related severance and benefits expense to improve operating efficiencies and customer service. Also increasing operating expenses were higher depreciation rates and property taxes. These higher expenses were tempered by cost-conservation measures recently implemented.

Operating income for the six months ended June 30, 1996, of $124.4 million was $11.9 million above the same period in 1995. The beneficial effect of $33.5 million higher operating revenues was mitigated by an increase of $21.6 million in operating expenses primarily attributable to the reengineering costs recorded in the second quarter and increases in depreciation rates, property taxes and operation and maintenance expenses.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            DISTRIBUTION OPERATIONS

                                                                         Three Months                    Six Months
                                                                         Ended June 30,                 Ended June 30,
                                                                       ------------------            -------------------
                                                                        1996        1995              1996         1995
                                                                       ------      ------            ------       ------
                                                                                           (millions)

NET REVENUES
   Sales revenues                                                    $  299.9    $  234.4         $ 1,156.6   $  1,001.5
   Less: Cost of gas sold                                               168.8       117.4             687.5        592.8
                                                                     --------    --------         ---------   ----------
   Net Sales Revenues                                                   131.1       117.0             469.1        408.7
                                                                     --------    --------         ---------   ----------

   Transportation revenues                                               30.5        23.8              66.4         57.4
   Less: Associated gas costs                                             4.2         2.1               7.4          5.2
                                                                     --------    --------         ---------   ----------
   Net Transportation Revenues                                           26.3        21.7              59.0         52.2
                                                                     --------    --------         ---------   ----------

Net Revenues                                                            157.4       138.7             528.1        460.9
                                                                     --------    --------         ---------   ----------
OPERATING EXPENSES
   Operation and maintenance                                            118.6       107.1             235.1        225.4
   Depreciation                                                          12.2        10.6              43.8         41.5
   Other taxes                                                           29.6        28.9              84.2         85.7
                                                                     --------    --------         ---------   ----------
Total Operating Expenses                                                160.4       146.6             363.1        352.6
                                                                     --------    --------         ---------   ----------

OPERATING INCOME (LOSS)                                              $   (3.0)   $   (7.9)        $   165.0   $    108.3
                                                                     ========    ========         =========   ==========
THROUGHPUT (BCF)
   Sales
      Residential                                                        30.0        25.5             132.7        115.9
      Commercial                                                         11.7        10.1              54.0         46.7
      Industrial and other                                                1.6         1.1               5.1          4.1
                                                                     --------    --------         ---------   ----------
   Total Sales                                                           43.3        36.7             191.8        166.7
   Transportation                                                        60.0        58.7             131.7        135.5
                                                                     --------    --------         ---------   ----------
Total Throughput                                                        103.3        95.4             323.5        302.2
                                                                     --------    --------         ---------   ----------
Off-System Sales                                                          0.9         0.8               5.3          3.9
                                                                     --------    --------         ---------   ----------
Total Sold or Transported                                               104.2        96.2             328.8        306.1
                                                                     ========    ========         =========   ==========

SOURCES OF GAS FOR THROUGHPUT (BCF)
   Sources of Gas Sold
      Spot market*                                                       88.2        66.0             167.2        112.6
      Producers                                                           9.4        12.8              25.6         32.6
      Storage withdrawals (injections)                                  (60.6)      (42.6)              7.9         26.4
      Other                                                               7.2         1.3              (3.6)        (1.0)
                                                                     --------    --------         ---------    ---------
   Total Sources of Gas Sold                                             44.2        37.5             197.1        170.6
   Transportation received for delivery to customers                     60.0        58.7             131.7        135.5
                                                                     --------    --------         ---------    ---------
Total Sources                                                           104.2        96.2             328.8        306.1
                                                                     ========    ========         =========    =========




* Purchase contracts of less than one year.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)


Market Conditions
Weather in the distribution subsidiaries' (Distribution) operating territories through the first half of 1996 was 13 percent colder than 1995 and 7 percent colder than normal. The second quarter weather was also 13 percent colder than last year. The extended cold weather reduced industry-wide storage inventories to levels lower than any in recent history thereby causing gas wellhead prices to rise. The higher wellhead prices may continue through summer, as gas utilities replenish depleted storage volumes, and will continue to affect customer bills throughout the 1996-1997 winter as storage gas is withdrawn to meet heating requirements.

Regulatory Matters
Columbia Gas of Ohio, Inc.'s (Columbia of Ohio) 1994 rate case settlement provided for a review of the company's revenue requirements by a collaborative group composed of diverse interested parties (Collaborative). The review process has been completed and discussions are continuing with the Collaborative to determine how the identified revenue requirement can be accommodated. The Collaborative is also developing a "Customer Choice" transportation program and will be addressing alternative regulatory rules in the near future.

Legislation has been enacted in Ohio that revises state laws governing natural gas to allow for more competition among suppliers and more choices for customers. The Public Utilities Commission of Ohio is required to have new guidelines established by the first quarter of 1997.

Distribution continues to develop pilot transportation programs that, if approved, would provide small customers, including residential, the opportunity to arrange their own gas supplies from marketers while continuing to use Distribution's facilities for transportation. Both Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) and Columbia Gas of Maryland, Inc. (Columbia of Maryland) filed for regulatory authority to implement pilot programs, discussed below, in the second quarter. Under these programs, both companies will assign a portion of their upstream pipeline capacity to the transportation customers' third party suppliers thereby avoiding stranded upstream pipeline capacity costs and the shifting of such costs to sales customers.

In June, Columbia of Pennsylvania filed with the Pennsylvania Public Utility Commission two distinct, but interrelated, changes in its tariff provisions. The first would provide a permanent, statewide residential transportation rate schedule. The second proposes a two-year transportation pilot program for more than 20,000 residential and human needs customers in Washington County beginning in November, making it one of the largest pilot programs initiated anywhere in the United States.

A new Columbia of Maryland program for smaller commercial and industrial customers went into effect in June on a pilot basis. Additionally, Columbia of Maryland has received approval from the Maryland Public Service Commission for a residential transportation service pilot program involving 10,000 customers. The pilot is for two years and is planned to begin in November.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

In other Columbia of Maryland rate matters, recent studies determined that a new rate filing is not needed. Consequently, the company canceled its previously announced plans to file for an increase in base rates in November 1996.

The Virginia State Corporation Commission has approved Commonwealth Gas Services, Inc.'s (Commonwealth Services) rate case settlement that was reached in early 1996. In addition to new rates, the settlement provided for a separate proceeding to consider gas supply and other incentive proposals. A hearing on these issues is set for September 1996.

Sales Incentives
Storage represents approximately 50% of Distribution's winter season firm supply and two-thirds of its winter peak day supply. Distribution's supply portfolio, particularly the storage component, enables it to accommodate the day-to-day variations in customer demand caused by weather and other factors. Off-system sales are sales outside of Distribution's traditional market areas. In the first half of 1996, Distribution had off-system sales and exchange volumes of approximately 3.3 Bcf resulting in pre-tax income of $2.2 million, an increase of 2.3 Bcf and $2 million, respectively, from the same period in 1995. Columbia of Ohio has deferred approximately $22.9 million of pre-tax income from off-system sales and exchange transactions pending a final incentive-based sharing agreement with its customers.

Proceeds from releasing unused capacity totaled $7.8 million in the first half of 1996, down $1.2 million from the prior year's first half total. This year's colder weather increased the need for capacity to meet customer requirements and reduced opportunities to release any unused capacity. Except for a small amount retained by Columbia of Maryland, Distribution recorded these proceeds as a reduction to gas costs. Columbia of Pennsylvania has an approved incentive program that allows a portion of the proceeds to be retained once a benchmark has been reached.

Distribution continues to pursue gas supply incentives in states that do not have approved programs in place. Columbia Gas of Kentucky, Inc. (Columbia of Kentucky) filed a tariff application in March 1996, in a renewed attempt to obtain gas cost incentives. A hearing was held in June and a decision from the Kentucky Public Service Commission is expected in the third quarter.

Restructuring Activities
As previously reported, Distribution has initiated a restructuring of its headquarter's operations as part of its ongoing efforts to provide enhanced customer service and to achieve greater operating efficiencies. The restructuring will result in a reduction of 285 management, professional and administrative/technical employees by the end of 1996. As a result of this restructuring and related personnel reductions, Distribution recorded current and future expenditures of $15.1 million representing severance and related benefit costs. The separation of employees and related severance payments are expected to begin in the third quarter of 1996.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

"Project Customer" initiatives discussed in the 1995 Form 10-K are continuing. A charge of $1.9 million was recorded in the second quarter primarily associated with the liability for salary and related benefit costs for 84 Columbia of Pennsylvania and Columbia of Maryland employees whose positions will be eliminated.

Additional studies are underway in all of Distribution's service territories that may affect the field organizations in functions other than customer service and may result in additional positions being eliminated.

Volumes
Throughput for the quarter ended June 30, 1996, was 104.2 Bcf, an increase of 8 Bcf over last year. The increase in tariff sales was primarily due to colder weather and customer growth while transportation service reflected a small increase of 1.3 Bcf.

For the first half of 1996, throughput of 328.8 Bcf increased 22.7 Bcf over the same period last year. Sales increased 25.1 Bcf due largely to higher residential and commercial tariff sales attributable to colder weather and customer growth. Transportation volumes were down 3.8 Bcf reflecting reduced transportation service for power generation due to higher prices and transportation capacity constraints. This reduction was partially offset by increased usage within the manufacturing sector.

Net Revenues
For the three months ended June 30, 1996, net revenues were $157.4 million, an increase of $18.7 million over 1995. This increase primarily reflects $7 million from additional throughput and $4.3 million from higher rates in effect in four of the five states that Distribution serves. The remaining increase was essentially due to higher revenue surcharges that are offset in expense and have no effect on income.

For the first half of 1996, net revenues were $528.1 million, an increase of $67.2 million over 1995. Additional throughput contributed $40.7 million of the increase while higher rates produced another $15.2 million. Higher revenue surcharges that are offset in expense accounted for most of the remaining increase.

Operating Income (Loss)
Distribution experienced an operating loss for the second quarter of $3 million, a $4.9 million improvement over the same period last year. The higher net revenues were mostly offset by $13.8 million of higher operating expenses. The $11.5 million increase in operation and maintenance expense reflects $15.1 million for costs associated with reengineering activities and $1.9 million for Project Customer initiatives partially offset by decreased costs due to efficiencies and modernization efforts recently implemented. Depreciation was up $1.6 million primarily reflecting increased plant additions. Higher gross receipts taxes due to higher taxable revenues mainly contributed to a $0.7 million increase in other taxes.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

Operating income for the first six months of 1996 was up $56.7 million from 1995. Higher net revenues were partially offset by a $10.5 million increase in operating expenses. Included in the $9.7 million higher operation and maintenance expenses were the restructuring costs recorded in the second quarter. Increases in plant additions contributed to the $2.3 million rise in depreciation. Lower gross receipts and sales taxes caused the $1.5 million decline in taxes other than income.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             OIL AND GAS OPERATIONS

                                                                          Three Months                  Six Months
                                                                         Ended June 30,               Ended June 30,
                                                                       ----------------              ----------------
                                                                       1996        1995               1996       1995
                                                                       ----        ----               ----       ----
                                                                                            (millions)


OPERATING REVENUES
   Gas                                                                $ 23.5    $ 31.1                $ 51.2    $ 67.8
   Oil and liquids                                                       1.6      11.9                   2.8      23.8
                                                                      ------    ------                ------    ------
Total Operating Revenues                                                25.1      43.0                  54.0      91.6
                                                                      ------    ------                ------    ------

OPERATING EXPENSES
   Operation and maintenance                                             9.1      19.4                  18.0      40.4
   Depreciation and depletion                                            7.4      21.1                  14.3      46.0
   Other taxes                                                           2.2       2.7                   4.5       5.5
                                                                      ------    ------                ------    ------
Total Operating Expenses                                                18.7      43.2                  36.8      91.9
                                                                      ------    ------                ------    ------


OPERATING INCOME (LOSS)                                               $  6.4    $ (0.2)               $ 17.2    $ (0.3)
                                                                      ======    ======                ======    ======



GAS PRODUCTION STATISTICS

Production (Bcf)
   Appalachian                                                           8.1       8.1                  16.6      17.2
   Southwest                                                               -       8.1                     -      16.7
                                                                      ======    ======                ======    ======

Total                                                                    8.1      16.2                  16.6      33.9


Average Price ($/Mcf)
   Appalachian                                                          2.81      2.11                  2.98      2.20
   Southwest                                                               -      1.62                     -      1.69
   System                                                               2.81      1.86                  2.98      1.95

OIL AND LIQUIDS PRODUCTION STATISTICS

Production (000Bbls)
   Appalachian                                                            83        80                  153        158
   Southwest                                                               -       616                    -      1,280
                                                                      ------    ------                ------    ------
Total                                                                     83       696                   153     1,438
                                                                      ======    ======                ======    ======

Average Price ($/Bbl)
   Appalachian                                                         19.10     16.87                 18.00     16.43
   Southwest                                                               -     16.99                     -     16.53
   System                                                              19.10     16.98                 18.00     16.52

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       OIL AND GAS OPERATIONS (CONTINUED)


Gathering Facilities
On April 29, 1996, Columbia Transmission filed a request with the FERC for abandonment and transfer of selected gathering facilities to CNR. CNR requested an order from the FERC disclaiming jurisdiction over the selected facilities. Interventions and protests were subsequently filed by producers and other energy groups. CNR is negotiating with producers, shippers and distribution companies regarding future gathering and supply arrangements.

Sale of Columbia Development
On April 30, 1996, (effective December 31, 1995) Columbia sold Columbia Development to a privately-held exploration and production concern for approximately $200 million. Columbia Development had approximately 196 billion cubic feet equivalent of proved oil and natural gas reserves located in the Gulf of Mexico and on-shore continental United States. An estimated loss of $54.8 million after-tax was recorded in the fourth quarter of 1995 to reflect the sale of this subsidiary. In the second quarter of 1996, an adjustment was recorded that reduced the loss to $49.2 million.

Drilling Activity
Drilling activity lagged behind the pace established in the first half of 1995 due to inclement weather and CNR's reengineering activities. For the first half of 1996, CNR participated in 18 wells in Ohio, Virginia, and West Virginia of which 14 were successful, adding net reserves of 3.6 Bcf.

Volumes
For the three months and six months ended June 30, 1996, gas production was 8.1 Bcf and 16.6 Bcf. This represents decreases of 8.1 Bcf and 17.3 Bcf, respectively, from last year. After adjusting for the sale of Columbia Development, gas volumes were essentially unchanged.

CNR's oil and liquids production during the three and six months ended June 30, 1996 was essentially unchanged from last year.

Revenues
Gas revenues for the second quarter and first half of 1996 of $23.5 million and $51.2 million, decreased $7.6 million and $16.6 million, respectively, primarily due to the sale of Columbia Development. After adjusting for the sale of Columbia Development, gas revenues increased $5.5 million and $11.7 million for the three and six month periods, reflecting higher prices.

Revenues from oil and liquids production for the three and six months ended June 30, 1996, were $1.6 million and $2.8 million, down $10.3 million and $21 million, respectively. After adjusting for the sale of Columbia Development, oil and liquids production revenues were relatively unchanged in both the second quarter and year-to-date periods.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       OIL AND GAS OPERATIONS (CONTINUED)


Operating Income (Loss)
For the current quarter, operating income was $6.4 million compared to an operating loss of $0.2 million in the same quarter last year. The 1995 loss included results from Columbia Development. Lower depletion expense of $13.7 million was due to reduced depletable plant resulting from the sale of Columbia Development and a lower depletion rate in effect, reflecting higher gas prices. The decreased operation and maintenance expense also reflected reduced labor costs attributable to CNR's workforce reduction.

For the six months ended June 30, 1996, operating income was $17.2 million, compared to an operating loss of $0.3 million last year. The improvement reflected lower depletion expense of $31.7 million due to reduced depletable revenues and a higher average gas price for CNR, along with CNR's lower operating costs attributable to reduced staffing levels and improved efficiency.

                         Part 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            OTHER ENERGY OPERATIONS

                                                                         Three Months                   Six Months
                                                                        Ended June 30,                 Ended June 30,
                                                                     --------------------            ------------------
                                                                       1996        1995               1996       1995
                                                                     -------      -------            ------     -------

                                                                                         (millions)

NET REVENUES
   Gas marketing revenues                                            $ 152.3      $  55.4           $ 310.4     $ 114.1
   Less: Products purchased                                            149.5         54.0             299.4       110.9
                                                                     -------      -------           -------     -------
   Net Gas Marketing Revenues                                            2.8          1.4              11.0         3.2
                                                                     -------      -------           -------     -------

  Propane revenues                                                      10.9          8.7              43.2        34.2
   Less: Products purchased                                              6.3          4.8              24.2        18.9
                                                                     -------      -------           -------     -------
   Net Propane Revenues                                                  4.6          3.9              19.0        15.3
                                                                     -------      -------           -------     -------

   Other Revenues                                                       24.7         21.7              45.2        41.5
                                                                     -------      -------           -------     -------

Net Revenues                                                            32.1         27.0              75.2        60.0
                                                                     -------      -------           -------     -------

OPERATING EXPENSES
   Operation and maintenance                                            31.5         22.0              53.9        43.4
   Depreciation and depletion                                            2.2          2.0               4.5         4.1
   Other taxes                                                           1.5          1.3               3.2         2.9
                                                                     -------      -------           -------     -------
Total Operating Expenses                                                35.2         25.3              61.6        50.4
                                                                     -------      -------           -------     -------

OPERATING INCOME (LOSS)                                              $  (3.1)      $  1.7           $  13.6     $   9.6
                                                                     =======      =======           =======     =======

PROPANE SALES (MILLIONS OF GALLONS)
   Retail                                                                8.3          6.8              33.1        27.1
   Wholesale and Other                                                   2.5          1.3               8.9        10.3
                                                                     -------      -------           -------     -------
Total Propane Sales                                                     10.8          8.1              42.0        37.4
                                                                     =======      =======           =======     =======

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      OTHER ENERGY OPERATIONS (CONTINUED)


Restructuring Activities
During the third quarter of 1996, Columbia Gas System Service Corporation, Columbia LNG Corporation and TriStar Ventures Corporation are moving their corporate headquarters from Wilmington, Delaware, to a temporary location in Reston, Virginia. A new headquarters, that will be constructed in northern Virginia, is expected to be completed by late-1997. As a result of the move to Reston, Virginia, approximately $7.4 million of expense was recorded in the second quarter to reflect current and future severance and benefit expenditures for those employees who will not be transferring.

Energy Related Services
Columbia Energy Services Corporation has formed a wholly-owned subsidiary, Columbia Service Partners, Inc. (CSP), to provide a variety of new non-regulated services to both homeowners and businesses. The new company's initial focus is on the nongas needs of Distribution's customers. In the second quarter of 1996, CSP introduced a new appliance repair service called Appliance Partner to Distribution's residential customers throughout southeastern Ohio. In early July 1996, the service was extended to Distribution's customers in northern Ohio. For a small monthly premium, Appliance Partner customers are eligible for prompt appliance repair from qualified independent contractors. CSP has also initiated a billing insurance program, "Payment Partner," for Distribution customers in Ohio and Kentucky. Later CSP expects to complement these services with warranty and energy management services to commercial and industrial customers. These new programs are part of Columbia's ongoing effort to become a full service provider of energy and energy-related services.

In July 1996, Columbia Energy Services Corporation began providing energy management services to 14 libraries in the Columbus, Ohio, area. This new service agreement will provide more flexible and cost-effective pricing arrangements for the 12.5 million cubic feet of natural gas that the libraries use annually.

Net Revenues
Net revenues for the three months ended June 30, 1996, of $32.1 million increased by $5.1 million from the same period last year. The increase is primarily due to an increase of $3 million in revenues for services provided to affiliated companies by Columbia Gas System Service Corporation and an increase of $1.4 million in net revenues for increased gas marketing activities and $0.7 million for higher propane sales and margins.

For the six months ended June 30, 1996, net revenues improved by $15.2 million to $75.2 million due to the impact of colder weather this year. Net revenues for the gas marketing subsidiary increased $7.8 million as a result of increased margins and volumes sold. Net revenues from propane operations increased $3.7 million, reflecting increased weather-generated sales. Higher other revenues for services provided to affiliates caused the remaining increase.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      OTHER ENERGY OPERATIONS (CONTINUED)


Operating Income (Loss)
An operating loss for the second quarter of 1996 of $3.1 million was primarily the result of $7.4 million in reengineering-related costs. Absent these costs, operating income improved due to higher propane margins and the increased gas marketing activity.

Operating income for the first six months of 1996 was $13.6 million, up $4 million from the same period last year, as the favorable impact of colder weather was only partially offset by the reengineering expenses recorded in the second quarter.

                          PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS


No new reportable matters have arisen and there have been no material developments in any legal proceedings reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1995, or reported on Form 10-Q for the First Quarter 1996, except as follows:

I.    Regulatory Matters
Columbia Gas Transmission Corp., FERC Docket No. RP95-196 (March 1, 1995)
On March 1, 1995, Columbia Transmission filed its semi-annual Transportation Cost Recovery Adjustment to recover Account No. 858 (upstream pipeline) costs, including $39 million of costs paid to Columbia Gulf.

On April 2, 1996, the FERC ruled generally that Columbia Gulf could bill the costs to Columbia Transmission and that Columbia Transmission could recover the costs from its customers. FERC did, however, (a) make recovery of operation and maintenance costs (approximately $19 million) subject to the outcome of the FERC's next audit of Columbia Gulf, and (b) establish hearing procedures concerning whether some portion of Columbia Gulf's environmental costs billed to Columbia Transmission (approximately $20 million) were imprudently incurred.

A hearing date has been set for March 26, 1997. On June 14, 1996, FERC denied the requests for rehearing of the April 2, 1996 order and upheld the Administrative Law Judge's rulings regarding the limited scope of the prudence issues to be examined at hearing.

Tennessee Gas Pipeline Co., FERC Docket No. RP96-61 ( November 30, 1995)
On November 30, 1995, Tennessee made a filing to direct bill Columbia Transmission for $115,303 of new take-or-pay costs which, if accepted, could have resulted in estimated total costs being billed to Columbia Transmission of $5 million. Columbia Transmission opposed Tennessee's filing.

On July 22, 1996, the FERC issued an order which holds that Tennessee may not bill new take-or-pay costs to Columbia Transmission.

Columbia Gas Transmission Corp., FERC Docket No. RP96-149 (February 26, 1996) On February 26, 1996, Columbia Transmission sought approval from the FERC to sell, at market prices, certain base storage gas in connection with the deactivation of the Majorsville-Heard Storage Complex, and proposed to retain the profits. The FERC approved the sale, but reserved ruling on the issue of whether Columbia Transmission is entitled to keep the profit from the sale. Numerous parties protested arguing primarily that Columbia Transmission should not be permitted to retain the profits. The base gas was sold at a profit of approximately $19 million.

                          PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS

II.   Bankruptcy Matters
Daniel Garshman v. Columbia Gas Transmission Corporation, No. ATL-L-000172-99, (Sup. Ct. of N.J., 1993)
The parties have proposed a resolution of the dispute, subject to Bankruptcy Court approval, as set forth under the terms of the claims estimation proceedings. The resolution of this issue will not have a material effect on the financial results of Columbia.

New Bremen Corp. v. Columbia Gas Transmission Corp. and Columbia Gulf Transmission Co. (November 16, 1988)
This action, filed in Texas State court, was removed to the U.S. District Court for the Southern District of Texas, Houston District, on January 10, 1989 (Civ. Action No. H-89-0072). The action concerns the interpretation of a producer contract subject to the estimation proceedings in the Bankruptcy Court. On March 12, 1996, the District Court entered final judgment on an order granting Columbia Transmission's motion for partial summary judgment.

New Bremen Corp. appealed the District Court's ruling and on July 8, 1996 filed its brief. Columbia Transmission's brief is due 30 days from the filing of New Bremen's brief. Any claim of New Bremen will be subject to the claims estimation proceedings.

III.  Other
In re Marcor Environmental, Inc. v. Columbia Gas Transmission Corp. (U.S. EPA Reg. III, No. CAA-III-055) (September 30, 1994)
On September 30, 1994, EPA Region III issued a complaint and notice of opportunity for hearing against Marcor Environmental, Inc. (Marcor) and Columbia Transmission for alleged violations of the Clean Air Act Amendments of 1990 arising from Marcor's removal of asbestos at Lanham Compressor Station at Lanham, West Virginia in 1993. The complaint which seeks a penalty of $162,500 alleges failure by Marcor and Columbia Transmission, as owner of the facility, to adequately wet the asbestos material and to ensure it remained wet pending disposal.

Settlement was reached between EPA Region III and the parties for a civil penalty of $40,000. The settlement was filed with the Chief Administrative Law Judge on May 21, 1996. Marcor has agreed to indemnify Columbia Transmission for all liabilities arising from the complaint and to pay the penalty in full.

                          PART II - OTHER INFORMATION

  Item 2.      Changes in Securities

               None.

  Item 3.      Defaults Upon Senior Securities

               None


  Item 4.      Submission of Matters to Vote of Security Holders

               None.

  Item 5.      Other Information

               None

  Item 6.      Exhibits and Reports on Form 8-K
               a. Exhibits


               Exhibit
               Number
               ------
                  11          Statement re Computation of Per Share Earnings,
                              a copy of which is attached hereto as PART II,
                              EXHIBIT 11, pursuant to Regulation 229.601(b)(11).

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

                                        Financial
                    Item               Statements
                  Reported             Included           Date Filed
                  --------             ----------       -------------
                     5                    No             June 10, 1996
                     5                    No             July 12, 1996

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





                                        The Columbia Gas System, Inc.
                                        -----------------------------
                                             (Registrant)



Date:  August 1, 1996                   By: /s/ J. W. Grossman
                                        ---------------------------------
                                            J. W. Grossman
                                            Vice President and Controller
                                            (Chief Accounting Officer and
                                            duly authorized officer)