Form 10-K
period 1996-12-31
COLUMBIA GAS SYSTEM INC
filed 1997-03-14
CIK 22099

                                                      Commission File No. 1-1098

As filed with the United States Securities and Exchange Commission on March 14,
                                     1997.


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
[X]                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended DECEMBER 31, 1996
                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
[ ]
                  For the Transition Period from _____ to _____

             T H E   C O L U M B I A   G A S   S Y S T E M,   I N C.
             -------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                          Delaware                                              13-1594808
(State or other Jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

    12355 Sunrise Valley Drive, Suite 300, Reston, VA                           20191-3420
        (Address of principal executive offices)                                (Zip Code)

        Registrant's telephone number, including area code (703)295-0300

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
  Title of Each Class                                  on Which Registered
  -------------------                                 ---------------------
Common Stock, $10 Par Value...........               New York Stock Exchange


Debentures
6.39% Series A due November 28, 2000
6.61% Series B due November 28, 2002
6.80% Series C due November 28, 2005
7.05% Series D due November 28, 2007
7.32% Series E due November 28, 2010
7.42% Series F due November 28, 2015
7.62% Series G due November 28, 2025


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ or No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the outstanding common shares of the Registrant held by nonaffiliates as of January 31, 1997, was $3,586,056,000. For purposes of the foregoing calculation, all directors and/or officers have been deemed to be affiliates, but the registrant disclaims that any of such directors and/or officers is an affiliate.

The number of shares outstanding of each class of common stock as of January 31, 1997, was: Common Stock $10 Par Value: 55,343,729 shares outstanding.

                       Documents Incorporated by Reference

Part III of this report incorporates by reference the Registrant's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

                                    CONTENTS

                                                                                             Page
Part I                                                                                        No.
                                                                                             ----
        Item 1.  Business.................................................................     3

        Item 2.  Properties...............................................................     7

        Item 3.  Legal Proceedings........................................................     9

        Item 4.  Submission of Matters to a Vote of Security Holders......................    12

Part II

        Item 5.  Market for the Registrant's Common Equity
                            and Related Stockholder Matters...............................    12

        Item 6.  Selected Financial Data..................................................    13

        Item 7.  Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.........................................    15

        Item 8.  Financial Statements and Supplementary Data..............................    40

        Item 9.  Change In and Disagreements with Accountants on Accounting and
                            Financial Disclosure..........................................    75

Part III

        Item 10. Directors and Executive Officers of the Registrant.......................    75

        Item 11. Executive Compensation...................................................    76

        Item 12. Security Ownership of Certain Beneficial Owners and Management...........    76

        Item 13. Certain Relationships and Related Transactions...........................    76

Part IV

        Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........    76

        Undertaking made in Connection with 1933 Act Compliance on Form S-8...............    76

        Signatures........................................................................    77

                                     PART I

ITEM 1.  BUSINESS

General

The Columbia Gas System, Inc. (Columbia) and its subsidiaries comprise one of the nation's largest integrated natural gas systems engaged in natural gas transmission, natural gas distribution, and exploration for and production of natural gas and oil. Columbia is also engaged in related energy businesses including the marketing of natural gas, the generation of electricity, primarily fueled by natural gas, and the distribution of propane. Columbia, organized under the laws of the State of Delaware on September 30, 1926, is a registered holding company under the Public Utility Holding Company Act of 1935, as amended, (1935 Act) and derives substantially all its revenues and earnings from the operating results of its 18 direct subsidiaries. Columbia owns all of the securities of its subsidiaries except for approximately 8 percent of the stock in Columbia LNG Corporation. Columbia and its subsidiaries are sometimes collectively referred to herein as the System.

Columbia and its principal pipeline subsidiary, Columbia Gas Transmission Corporation (Columbia Transmission), emerged from bankruptcy on November 28, 1995, after filing separate petitions for protection under Chapter 11 of the Federal Bankruptcy Code (Bankruptcy Code) on July 31, 1991. During the bankruptcy period both Columbia and Columbia Transmission were debtors-in-possession under the Bankruptcy Code and continued to operate their businesses in the normal course subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware.

Transmission and Storage Operations

Columbia's two interstate pipeline subsidiaries, Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf), operate a 23,100-mile pipeline network extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. In addition, Columbia Transmission operates one of the nation's largest underground natural gas storage systems. The transmission subsidiaries serve directly or indirectly eight million customers in fifteen northeastern, midatlantic, midwestern, and southern states and the District of Columbia. Columbia Gulf's pipeline system, extends from offshore Louisiana to West Virginia and transports a major portion of the gas delivered by Columbia Transmission. It also transports gas for third parties within the production areas of the Gulf Coast.

Columbia Transmission provides an array of competitively priced natural gas transportation and storage services for local distribution companies and industrial and commercial customers who contract directly with producers or marketers for their gas supplies.

Columbia LNG Corporation is a partner with Potomac Electric Power Company in the Cove Point LNG Limited Partnership (Partnership). The Partnership owns one of the largest natural gas peaking and storage facilities in the United States located at Cove Point, Maryland. The facility enables liquefied natural gas to be stored until needed for the winter peak-day requirements of utilities and other large gas users. The facility has the capacity to liquefy natural gas at a rate of 15,000 Mcf of natural gas per day.

Distribution Operations

Columbia's five distribution subsidiaries provide natural gas service to approximately 2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The distribution subsidiaries sell gas to high priority (mostly residential) customers and transport gas for certain industrial and commercial customers who purchase gas from other sources. Approximately 31,100 miles of distribution pipelines serve these major markets.

Exploration and Production Operations

Columbia's exploration and production subsidiary, Columbia Natural Resources, Inc. (Columbia Resources), explores for, develops and produces natural gas and oil in Appalachia. As of December 31, 1996, Columbia Resources held interest in more than 2 million net acres of gas and oil leases and had proved gas reserves of approximately 645 Bcf. Columbia sold its southwest exploration and production subsidiary effective December 31, 1995. For additional information, see Item 7, page 33.

Marketing, Propane and Power Generation Operations

Columbia Energy Services Corporation (Columbia Energy), Columbia's nonregulated natural gas marketing company, provides an array of supply and fuel management services to distribution companies, independent power producers and other large end users both on and off Columbia's transmission and distribution pipeline systems. Columbia Energy opened the Columbia Energy Market Center in 1994 to provide one-stop shopping for natural gas supply and transportation services to help customers better manage their energy costs. Columbia Energy formed a wholly-owned subsidiary, Columbia Service Partners, Inc. (Columbia Service), to provide a variety of new nonregulated services to both homeowners and businesses. In the second quarter of 1996, Columbia Service introduced Appliance Partner, a service which offers customers appliance repair from qualified independent contractors for a monthly premium. Another service provided by Columbia Service is Gas Line Guarantee, which provides maintenance for gas service lines running from the street to the house. Columbia Service has also initiated a billing insurance program, Payment Partner, for customers within certain areas of the distribution subsidiaries' service territory. As of year-end 1996, Columbia Service had nearly 26,100 customers among the three programs. In the future, Columbia Service expects to complement these services with warranty and energy management services to commercial and industrial customers. These new programs are part of Columbia's ongoing effort to become a full service provider of energy and energy-related services.

TriStar Ventures Corporation (TriStar), a wholly-owned subsidiary of Columbia, is involved in three cogeneration projects that produce both electricity and useful thermal energy. These projects are fueled principally by natural gas. TriStar holds various interests in these facilities that have a total capacity of nearly 250 megawatts.

Columbia Propane Corporation and Commonwealth Propane, Inc., wholly-owned subsidiaries of Columbia, sell propane at wholesale and retail to 79,650 customers in parts of ten eastern states and the District of Columbia. In total, the propane companies sold nearly 76 million gallons of propane in 1996.

In 1996, Columbia formed Columbia Network Services Corporation (Columbia Network), a wholly-owned subsidiary, to provide telecommunications and information services. Columbia Network's primary focus is to assist personal communications service (PCS) and other microwave radio service licensees in locating and constructing antenna facilities as well as maintaining and managing PCS sites for the licensees. In October 1996, Columbia Network entered into an agreement with SABRE Decision Technologies, a division of The SABRE Group, Inc. to jointly develop a centralized electronic energy data exchange. During the initial phase, a standardized electronic bulletin board (EBB) will be designed for use by the natural gas industry. The EBB will be consistent with FERC-mandated business standards for electronic gas transportation transactions and provide a single centralized interface that customers can utilize to conduct business with a multitude of gas transportation service providers (TSPs). This type of system is expected to reduce the overall transaction costs of trading and transporting gas, support the standardization of gas transactions for the natural gas industry, and allow TSPs to concentrate on their core businesses. Columbia Network also plans to offer energy management services relating to the collection and management of customer energy usage information. In addition, these services may provide opportunities for real-time interactive communications with customers with respect to a wide variety of information, products, and services not exclusively energy-related.

For additional discussion of Columbia's business segments, including financial information for the last three fiscal years, see Item 7, pages 15 through 39 and
Note 17 on pages 66 through 68 of Item 8.

Competition and Business Strategies

The natural gas and energy markets are undergoing tremendous change. Over the past ten years open access to natural gas supplies over interstate pipelines has developed and the commodity price of gas has been deregulated. During this period, distribution companies, larger industrial and commercial customers and marketers began to purchase gas directly from producers and marketers and an open competitive market for gas supplies emerged. This separation or "unbundling" of the transportation and other services offered by pipelines allows customers to select the services they want independent from the purchase of the commodity. This "unbundling" of services and deregulation of the commodity price is occurring at the distribution company level as well. Columbia's distribution subsidiaries are involved in pilot programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the distribution subsidiaries for transportation services. At the same time that the natural gas markets are evolving, the markets for competing energy sources are also changing. Open access to interstate transmission of electricity is under investigation by the Federal Energy Regulatory Commission (FERC) and, if introduced, could result in increased competition in the market for electricity. The energy market of the future may be characterized by open competition not only in the market for supply of a particular commodity but also open competition between interchangeable fuels. For additional information, regarding competition, see Item 7.

In order to capitalize on the opportunities presented by this increasingly competitive environment, Columbia's management is developing a more responsive, entrepreneurial, customer-focused organization which will utilize Columbia's core asset strengths, its expansive customer base and its knowledge and experience in the energy markets to remake Columbia into a "total energy company" - a leading provider of energy and energy services. To achieve this goal, Columbia has developed the following strategic initiatives:

            Capitalize on Core Asset Strengths. Columbia intends to focus on and expand its core businesses, allocating approximately 87% of planned 1997 capital investment to the transmission and distribution segments. Consistent with this focus Columbia has undertaken a $270 million expansion of Columbia Transmission's storage and transportation systems that will be phased in over a three year period beginning in late 1997. Columbia's sale of its southwest exploration and production subsidiary, Columbia Gas Development Corporation, is consistent with this new strategy, following a determination that the strategic value to Columbia of drilling for gas in the Southwest had diminished. In contrast, the reserves held by Columbia's Appalachian exploration and production subsidiary, Columbia Resources, have greater strategic value due to their location and may even be expanded if the appropriate business opportunities present themselves.

            Exploit Synergies. Unlike the structure of many of its peers, Columbia's distribution, storage and exploration and production operations form a grid connected from within by Columbia Transmission. Columbia is embarking on a system-wide strategy that will provide customers with a variety of unbundled gas supply services - gathering, processing, transportation, storage, distribution and other energy delivery services. Columbia is also seeking to capitalize on the efficiencies of its integrated system through initiatives with regulators designed to promote rate structures that will reward Columbia's transmission and distribution subsidiaries for enhanced productivity and efficiency.

            Develop Nonregulated Energy Business. Columbia's extensive presence in the northeast, mid-atlantic and midwestern regions of the country provides significant opportunities to offer customers a wide variety of nonregulated energy-related products and services. Through Columbia Energy, Columbia Service and Columbia Network, Columbia expects to offer nonregulated energy-related products and services to all energy consumers within its wholesale and retail market area.

            Streamline Organizational Structure. In 1996, Columbia's subsidiaries completed a top-down review of their management structure and operations in an effort to streamline their organizational structure and improve customer service. The studies examined all aspects of Columbia's operations including the configuration and location of its management. The benefits of this reengineering initiative, called Project Phoenix, are beginning to be realized through cost savings and improved efficiencies.

            Implement CVA. An integral part of Columbia's financial strategy is the recent application of a value added approach, called Columbia Value Added
(CVA), to all of its businesses. CVA is a financial process as well as a financial measure that determines whether the anticipated return on a business activity or project exceeds its risk adjusted capital cost. All discretionary capital expenditures will be subject to the CVA process. This new management tool aided Columbia in its decisions to allocate capital to Columbia Transmission's planned expansion, as discussed in Item 7, page 21, and to divest Columbia Development. CVA is also being employed in Columbia's strategic planning process and in the setting of management compensation levels.

            Maintain Financial Flexibility. As a result of its bankruptcy recapitalization in late-1995, Columbia achieved one of the lowest average costs of debt in the natural gas industry (7.03%) with an average maturity of 14 years and, as of year-end 1996, had a 56% ratio of long-term debt to total capitalization. Columbia's long-term debt rating was recently upgraded by Fitch Investor Service LP to BBB+, from BBB, and is currently rated Baa3 by Moody's Investors Services and BBB by Standard & Poor's Corporation. One of management's objectives is to improve the quality of its credit rating over time and to better position Columbia to take advantage of business opportunities as they arise. However, there can be no assurance that Columbia will be successful at improving or maintaining its credit quality or debt ratios or that such credit ratings will continue for any given period of time or that they will not be revised downward or withdrawn entirely by these rating agencies. Credit ratings reflect only the views of the rating agencies, whose methodology and the significance of their ratings may be obtained from them.

            The foregoing discussion includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although Columbia believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals or strategies will be achieved. Security holders and prospective security holders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Important factors, many of which are beyond the control of Columbia, that could cause actual results to differ materially from those in the forward looking statements or projections included herein include regulatory actions, the pace of deregulation of domestic retail natural gas and electricity markets, the timing and extent of change in commodity prices for all forms of energy and the timing and extent of Columbia's efforts to implement changes planned by management.

Other Relevant Business Information

The System's customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.

Certain subsidiaries file reports with various federal agencies containing estimates of company-owned oil and gas reserves. These estimates are generally consistent, but not always comparable, to those reported in the 1996 Annual Report to Shareholders.

As of January 31, 1997, the System had 9,274 full-time employees of which 1,948 are subject to collective bargaining agreements.

Information relating to environmental matters is detailed in Item 7 pages 23 through 24, page 29 and in Item 8, Note 14F on pages 63 through 65.

For a listing of the direct subsidiaries of Columbia and their lines of business refer to Exhibit 21.

ITEM 2.  PROPERTIES

Information relating to properties of subsidiary companies is detailed below and on page 8 and page 48 of Item 8 under Note 1E. The System also owns coal interests in the Appalachian area. Assets under lien and other guarantees are described on page 63 in Note 14C of Item 8.

Neither Columbia nor any subsidiary knows of material defects in the title to any real properties of the subsidiaries of Columbia or of any material adverse claim of any right, title, or interest therein, pending or contemplated. Substantially all of Columbia Transmission's property has been pledged to Columbia as security for First Mortgage Bonds issued by Columbia Transmission to Columbia.

                        EXPLORATION AND DEVELOPMENT DATA


Acreage - At December 31, 1996


                       Developed Acreage           Undeveloped Acreage
                  -------------------------       ---------------------
                    Gross            Net           Gross          Net
                  ---------       ---------       -------       -------
Appalachian...    1,635,443       1,544,500       623,125       493,368
                  =========       =========       =======       =======


Net Wells Completed - 12 Months Ended December 31

             Exploratory            Development                  Total
         ------------------     ------------------       --------------------
         Productive     Dry     Productive     Dry       Productive       Dry
         ----------     ---     ----------     ---       ----------       ---
1996.....     0          0          19           8          19(a)           8
1995.....     4          4          64          21          68(a)          25
1994.....     3          9          78          14          81(a)          23

Productive and Drilling Wells - At December 31, 1996

              Production Wells
---------------------------------------------
     Gross(b)                       Net               Wells Drilling
------------------          -----------------        ----------------
 Gas           Oil           Gas          Oil        Gross        Net
-----          ---          -----         ---        -----        ---
6,115          128          5,627          80          17          7


(a) Includes 1 net horizontal well in 1996, 18 net horizontal wells in 1995 and 17 net horizontal wells in 1994.

(b) Includes 773 multiple completion gas wells, all of which are included as single wells in the table.

      Also includes 1 gross productive horizontal well.

            GAS PROPERTIES OF SUBSIDIARIES - AS OF DECEMBER 31, 1996

                                                                         Miles of Pipeline          Compressor Stations
                                                 Underground      ------------------------------    --------------------
                                                   Storage        Gathering                                    Installed
                                               ----------------      and        Trans-    Distri-              Capacity
            Subsidiaries                State  Acreage    Wells    Storage     mission    bution    Number        (hp)
-------------------------------------   -----  -------    -----   ---------    -------    ------    ------     ---------
Columbia Gas of Kentucky, Inc........    KY          -        -          -          -     2,316        -             -
Columbia Gas of Maryland, Inc........    MD          -        -          -          -       593        -             -
Columbia Gas of Ohio, Inc............    OH          -        -          -          -    17,621        -             -
Columbia Gas of Pennsylvania, Inc....    PA      3,364        8          4          -     6,816        1           800
Commonwealth Gas Services, Inc.......    VA          -        -          -          -     3,725        -             -
Columbia Gas Transmission
  Corporation........................    DE          -        -          -          3         -        -             -
                                         KY          -        -        932        758         -        9        19,470
                                         MD        945        -         22        227         -        1        12,000
                                         NJ          -        -          -         69         -        -             -
                                         NY     26,083      143         58        486         -        4         8,190
                                         NC          -        -          -          1         -        1         1,200
                                         OH    486,810    2,463      2,764      4,062         -       30       101,441
                                         PA     63,806      263        615      2,062         -       29        66,555
                                         VA          -        -        130      1,123         -       11        56,630
                                         WV    293,204      815      3,038      2,519         -       54       303,273
Columbia Gulf Transmission Company...    AR          -        -          -          8         -        -             -
                                         KY          -        -          -        716         -        2        70,290
                                         LA          -        -          -      2,041         -        6       201,200
                                         MS          -        -          -        659         -        3       118,800
                                         TN          -        -          -        556         -        2        83,000
                                         TX          -        -          -        200         -        -             -
                                         WY          -        -          -         10         -        -             -
Columbia Natural Resources, Inc......    KY          -        -        434          -         -        -             -
                                         MI          -        -          6          -         -        -             -
                                         NY          -        -          2          -         -        -             -
                                         OH          -        -        102          -         -        -             -
                                         PA          -        -         11          -         -        -             -
                                         VA          -        -         25          -         -        -             -
                                         WV          -        -        176          -         -        -             -
                                               -------    -----      -----     ------    ------      ---     ---------
Total................................          874,212    3,692      8,319     15,500    31,071      153     1,042,849
                                               =======    =====      =====     ======    ======      ===     =========

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

ITEM 3. LEGAL PROCEEDINGS

I.        Purchase and Production Matters

                  A.    Matters that have been resolved

                        Daniel Garshman v. Columbia Gas Transmission Corp., No. ATL-L-000172-88, (Sup. Ct. of N.J. 1993). As reported in the Quarterly Report on Form 10-Q for the third quarter of 1996, the parties proposed a resolution to this dispute which was approved by the U. S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The resolution of this case did not have a material effect on the financial condition of Columbia.

                 B.  Pending Producer Matters

                     1. Estimation Proceedings. Claims by certain producers for damages resulting from the rejection of gas purchase contracts remain unresolved as discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report.

                     2. New Ulm and Fox v. Mobil Oil Corp., Columbia Gas Transmission Corp. and Columbia Gulf Transmission Co., C.A. No. 88-V-655 (155th Judicial Dist. Ct. of Austin County, TX). New Ulm alleged Columbia Transmission incorrectly paid for gas on the basis of Columbia Transmission's market-out price rather than the higher price New Ulm claimed was available to it under gas contracts.

                     After the Bankruptcy Court entered an order modifying the automatic stay provided under the Federal Bankruptcy Code, jury trial began in Texas state court on June 22, 1992, and concluded with a verdict against Columbia Transmission on July 2, 1992 in the amount of approximately $5.6 million, including interest. Thereafter, Columbia Transmission appealed to the Court of Appeals for the First District of Texas.

                     On July 28, 1994, the Court of Appeals found that evidence proffered by Columbia Transmission was improperly excluded from trial. Consequently, the Court of Appeals reversed the trial court's judgment and remanded the matter to the trial court for proceedings not inconsistent with the Court of Appeals's opinion. On January 11, 1996, the Texas Supreme Court granted both Columbia Transmission's and New Ulm's application for writ of error. On October 18, 1996, the Texas Supreme Court reversed the judgment of the Court of Appeals on New Ulm's contract interpretation claim and rendered judgment in favor of Columbia Transmission on that issue. The Texas Supreme Court also affirmed, in part, the appellate court's judgment by remanding New Ulm's fraud claim to the trial court for further proceedings. The Texas Supreme Court denied New Ulm's request for rehearing on December 13, 1996 on the contract interpretation claim, and on February 3, 1997 issued the mandate of its judgment to the Texas trial court.

                     3. New Bremen Corp. v. Columbia Gas Transmission Corp. and Columbia Gulf Transmission Co., No. 88V-631 (Dist. Ct. Austin County, TX). On November 16, 1988, New Bremen filed a complaint alleging it is entitled to a higher price than the market-out price Columbia Transmission paid for past periods under the same gas purchase contract price provision involved in the New Ulm case discussed above. On January 10, 1989, Columbia Transmission removed the case to the United States District Court for the Southern District of Texas (No. H-89-0072).

                     By order entered December 7, 1992, the Bankruptcy Court modified the automatic stay provided under the Federal Bankruptcy Code to allow the U.S. District Court to decide the pending motions for summary judgment. On August 11, 1995, an order was entered granting Columbia Transmission's motion for partial summary judgment and denying New Bremen's motion for partial summary judgment on the issue of contract interpretation. On August 29, 1995, the U.S. District Court denied New Bremen's motion to withdraw and set aside its August 11, 1995 order, but stated that it would withdraw and vacate its order if the Bankruptcy Court determined that it was in violation of the automatic stay. On November 2, 1995, the Bankruptcy Court denied New Bremen's motion for an order that the August 11, 1995 order was a violation of the automatic stay. The U.S. District Court, on March 12, 1996, acting upon a motion filed by Columbia Transmission, entered an order finding that there was no just reason to delay entry of judgment and therefore entered final judgment of its August 11, 1995 order which granted Columbia Transmission's motion for partial summary judgment.

                     New Bremen appealed the U.S. District Court's grant of partial summary judgment to the U.S. Court of Appeals for the Fifth Circuit. On February 10, 1997, the Fifth Circuit denied New Bremen's appeal and upheld the
U. S.

District Court's grant of partial summary judgment in favor of Columbia Transmission on the contract pricing issue. Columbia Transmission will seek to have New Bremen's claim allowed by the Bankruptcy Court in accordance with the Fifth Circuit decision and the claims mediator's report and recommendations issued in the claims estimation proceedings (resolving issues not covered by the Fifth Circuit decision).

II.              Regulatory Matters

                 A.  Matters that have been resolved

                 Tennessee Gas Pipeline Take-or-Pay Transition Cost Recovery Filing, Docket No. RP96-61. As reported in the Quarterly Report on Form 10-Q for the third quarter of 1996, on July 22, 1996, the FERC issued an order holding that Tennessee Gas Pipeline Company may not bill new take-or-pay costs to Columbia Transmission. On August 6, 1996, Tennessee filed tariff sheets to comply with that order. No requests for a rehearing of that order were filed, thereby concluding this proceeding with respect to Columbia Transmission.

                 B. Direct Billing of Past Period Production and
Production-Related Costs

                 Columbia Gas Transmission Corp. v. FERC, C.A. No. 94-1727 (U.S. Ct. of App., D.C. Circuit). On February 9, 1990, the U.S. Court of Appeals for the District of Columbia Circuit issued its opinion finding that the FERC's orders authorizing five of Columbia Transmission's upstream pipeline suppliers to directly bill past period production related costs (Order Nos. 94 and 473) to customers allocated based upon past period purchases violate the filed rate doctrine and the rule against retroactive ratemaking. Therefore, the court struck the orders authorizing direct billing and remanded the issue to the FERC for further proceedings. On October 9, 1990, the U.S. Supreme Court denied certiorari.

                 Columbia Transmission agreed to settlements with four of its pipeline suppliers, which were initially approved by FERC orders issued February 11, 1993. However, by orders issued January 12, 1994, the FERC granted requests for rehearing by Columbia Transmission's customers and rejected the settlements because the rate recovery of the settlement payments to Columbia Transmission's pipeline suppliers was barred by Columbia Transmission's 1985 PGA Settlement. The same orders directed the pipeline suppliers to refund all principal Order Nos. 94/473 direct billed amounts collected from Columbia Transmission, but provided that no interest would be required on such refunds. FERC issued a similar ruling with regard to a settlement with the fifth pipeline supplier, Transcontinental Gas Pipeline Corporation ("Transco"), on February 13, 1995. Columbia Transmission and its pipeline suppliers filed petitions for review of the FERC's orders with the D.C. Court of Appeals.

                 In late 1995 and early 1996 new settlements were reached with all pipeline suppliers except Transco, whereby the pipeline suppliers refunded amounts previously billed to Columbia Transmission, plus interest. On September 10, 1996, the D.C. Circuit issued a decision which reversed a prior determination by the FERC and directed that a previous settlement reached between Columbia Transmission and Transco be approved. Reserves adequate in the opinion of management were established in the third quarter of 1996 by Columbia Transmission to reflect the court's decision. The matter was remanded to the FERC, which issued its order on remand on January 21, 1997, approving the settlement with Transco and ordering Columbia Transmission to refund to Transco all amounts Transco had refunded to Columbia Transmission in excess of the refunds required by the settlement, plus interest, within fifteen days of the order.

                 On January 30, 1997, Columbia Transmission filed with the FERC a request for rehearing and a request for deferral of action pending action by the Bankruptcy Court. On the same day, Columbia Transmission filed with the Bankruptcy Court its objection to Transco's bankruptcy claim for the refunds paid to Columbia Transmission. Approximately $7 million (plus interest) is at issue with Transco in this matter.

                 On February 28, 1997, the FERC granted Columbia Transmission's request for rehearing, relieving it of the obligation to refund amounts to Transco within 15 days of the order and requiring Columbia Transmission to report any action taken by the Bankruptcy Court.

                 C.  Transportation Costs Recovery Adjustment (TCRA)

                 Columbia Gas Transmission Corp., Docket No. RP95-196 and UGI Utilities, Inc. v. Columbia Gulf Transmission Co. and Columbia Gas Transmission Corp., Docket No. RP95-392. On March 30, 1995, the FERC accepted Columbia Transmission's semi-annual filing to recover operational and stranded Account No. 858 costs (including exit fees) paid to upstream pipelines, subject to refund and conditions. However, Columbia Transmission was required to further document and support why it was appropriate to recover an additional $39 million of costs paid to Columbia Gulf Transmission Company ("Columbia Gulf"). An April 17, 1995 settlement approved by the FERC on June 15, 1995, in

Docket No. GP94-2, resolved all issues in this docket except Columbia Transmission's recovery of costs paid to Columbia Gulf under the T-1 Rate Schedule.

                 On April 2, 1996, the FERC issued an order ruling generally that Columbia Gulf could bill the costs to Columbia Transmission and that Columbia Transmission could recover the costs from its customers, and denying all protests and denying UGI's request for a rehearing. The FERC did, however, make recovery of operation and maintenance costs (approximately $19 million) subject to the FERC's next audit of Columbia Gulf, and directed its staff to audit Columbia Gulf's non-environmental costs to assure that they were appropriately billed to Columbia Transmission. The FERC also established hearing procedures concerning whether Columbia Gulf's environmental costs (approximately $20 million) were prudently incurred. Two parties filed testimony on September 30, 1996 advocating, among other things, disallowance of recovery of certain costs by Columbia Transmission. A hearing date is currently set for late March 1997.

 III.            Environmental

                     A. In re Marcor Environmental, Inc. v. Columbia Gas Transmission Corp., (U.S. EPA Reg. III, No. CAA-III-055) (September 30, 1994). As reported in the Quarterly Report on Form 10-Q for the second quarter of 1996, Marcor has agreed to indemnify Columbia Transmission for all liabilities arising from the complaint. Settlement was reached between EPA Region III and the parties for a civil penalty of $40,000. The settlement was filed with the Chief Administrative Law Judge on May 21, 1996. Therefore, this matter is concluded with respect to Columbia Transmission.

                     B. Columbia Gas Transmission Corp. v. Aetna Casualty & Surety Co., et al., C.A. No. 94-C-454 (Kanawha (W.Va.) Cir. Ct. March 14, 1994). Columbia Transmission filed a complaint in West Virginia state court seeking coverage from various insurers under various insurance policies for environmental cleanup costs. These costs are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report. All insurers have responded to the complaint denying such claims. The case is currently stayed under the evergreen provision of the agreed scheduling order entered by the state court on November 29, 1995, in order to allow informal discussions among the parties to the litigation. The parties have also entered into an agreed order concerning a special discovery master which was entered by the court.

                     C. Columbia Gulf Transmission Co. v. Aetna Casualty & Surety Co., et al., C.A. No. 95-C-177 (Kanawha (W.Va.) Cir. Ct. January 19,
1995). Columbia Gulf filed a complaint in West Virginia state court seeking coverage from various insurers under various insurance policies for environmental cleanup costs. These costs are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report. All insurers have responded to the complaint denying such claims. The case is currently stayed under the evergreen provision of the agreed scheduling order entered by the state court on December 1, 1995, in order to allow informal discussions among the parties to the litigation. The parties have also entered into an agreed order concerning a special discovery master which was entered by the court.

IV.              Other

                     A. Canada Southern Petroleum Ltd. v. Columbia Gas Development of Canada Ltd. (C.A. No. 9001-03466, Court of Queen's Bench, Alberta, Canada, filed March 7, 1990). The plaintiff asserts, among other things, that the defendant working interest owners, including Columbia Gas Development of Canada Ltd. ("Columbia Canada") and various Amoco affiliates, breached an alleged fiduciary duty to ensure the earliest feasible marketing of gas from the Kotaneelee field (Yukon Territory, Canada). The plaintiff seeks, among other remedies, the return of the defendants' interests in the Kotaneelee field to the plaintiff, a declaration that such interests are held in trust for the plaintiff and an order requiring the defendants to promptly market Kotaneelee gas or assessing damages.

                     In November 1993, the plaintiff amended its Amended Statement of Claim to include allegations that the balance in the Carried Interest Account (an account for operating costs which are recoverable by working interest owners) which is in excess of the balance as of November 1988 should be reduced to zero. Columbia, on behalf of Columbia Canada, consented to the amendment in consideration of the plaintiff's acknowledgment that some $63 million was properly charged to the account. However, Columbia and Columbia Canada continue to dispute the claim to the extent that the claim challenges expenditures incurred since November 1988, including expenditures made after Columbia Canada was sold to Anderson Exploration Ltd. ("Anderson") effective December 31, 1991.

                     A trial commenced in the third quarter of 1996 in the Court of Queen's Bench, and has since been adjourned while the plaintiff sought to have Amoco's counsel removed based upon a conflict of interest. At a hearing on the matter, the court ruled against the plaintiff, and a subsequent appeal by the plaintiff was dismissed. Due to the complex nature of the litigation, Columbia cannot predict the length of the trial. Management continues to believe that its defenses are meritorious, and that the risk of any material liability to Columbia is de minimis.

                     Pursuant to an Indemnification Agreement regarding the Kotaneelee Litigation entered into when Columbia Canada was sold to Anderson, Columbia agreed to indemnify and hold Anderson harmless for losses due to this litigation arising out of actions occurring prior to December 31, 1991. An escrow account now funded by a letter of credit in the amount of approximately $71,690,000 (Cdn) provides security for the indemnification obligation.

                     B. LG&E Natural Marketing Inc. v. Columbia Gulf Transmission Co. and Columbia Gas Transmission Corp., Case No. 1:96CV02238 (U.S. Dist. Ct. for the District of Columbia) and C.A. No. 96-CA07745 (Sup. Ct. of the District of Columbia). On September 27, 1996, LG&E Natural Marketing Inc. ("LG&E") filed two similar complaints in the United States District Court for the District of Columbia and in the Superior Court of the District of Columbia (Civil Division). The complaints alleged that Columbia Transmission and Columbia Gulf breached purported obligations to make certain pipeline transportation capacity available to LG&E. The complaints sought $10 million under each of a number of different counts and punitive and treble damages under some of them. Both cases were dismissed without prejudice. The parties are discussing the possibility of a mutually satisfactory business arrangement to resolve this matter. Management believes that the complaints' claims, should they be reasserted, do not represent a material exposure to Columbia.

                     C. Cathodic Protection. In September 1995, the management of Commonwealth Gas Services, Inc. ("Commonwealth") advised the Staff of the Virginia State Corporation Commission that there had been deficiencies in Commonwealth's cathodically protected pipeline distribution system in its Northern Operating Area in Virginia. Following several months of informal investigation, on March 1, 1996 the Commission issued a subpoena for Commonwealth to produce documents related to its cathodic protection program in the Northern Operating Area. Commonwealth complied with the subpoena, and continues to provide monthly reports to the Commission updating the status of remedial work in the Northern Operating Area and annual test station monitoring. Given the early status of this investigation, Columbia is unable to determine at this time the likelihood or magnitude of any penalties that might be assessed.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

The common stock of Columbia is traded on the New York Stock Exchange under the ticker symbol CG and abbreviated as either ColumGas or ColGs in trading reports. The number of shareholders of record on January 31,1997, was approximately 40,766 and the stock closed at $64.875, as reflected in the New York Stock Exchange Composite Transactions as reported by The Wall Street Journal. On February 19, 1997, Columbia declared a quarterly dividend of $0.15 per share for the first quarter of 1997, payable on or about March 14, 1997, to holders of record on March 3, 1997.

See Item 7 on page 20 for additional information regarding Columbia's common stock prices and dividends.

ITEM 6.          SELECTED FINANCIAL DATA


                             SELECTED FINANCIAL DATA

                 The Columbia Gas System, Inc. and Subsidiaries

($ in millions except per share amounts)                1996        1995*         1994*         1993*         1992*         1991*
---------------------------------------------------------------------------------------------------------------------------------
  INCOME STATEMENT DATA ($)
   Total operating revenues                          3,354.0      2,635.2       2,747.1       3,313.8       2,859.2       2,463.7
   Products purchased                                1,481.1        820.6         984.2       1,577.7       1,236.9       1,056.5
   Earnings (Loss) on common stock before
      extraordinary item and accounting changes        221.6       (432.3)        246.2         152.2          90.9        (794.8)
   Earnings (Loss) on common stock                     221.6       (360.7)        240.6         152.2          51.2        (694.4)
---------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
   Earnings (Loss) per common share ($):
      Before extraordinary item and
         accounting changes                             4.12        (8.57)         4.87          3.01          1.79        (15.72)
      Earnings (Loss) on common stock                   4.12        (7.15)         4.76          3.01          1.01        (13.74)
   Dividends:
      Per share ($)                                     0.60           --            --            --            --          1.16
      Payout ratio (%)                                  14.6          N/A           N/A           N/A           N/A           N/A
   Average common shares outstanding (000)            53,782       50,468        50,560        50,559        50,559        50,537
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA ($)
   Capitalization including debt
      subject to Chapter 11:
         Common stock equity                         1,553.6      1,114.0       1,468.0       1,227.3       1,075.1       1,006.9
         Preferred stock                                  --        399.9            --            --            --            --
         Long-term debt                              2,003.8      2,004.5           4.3           4.8           5.4           6.1
         Short-term debt                                 N/A          N/A            --            --            --           N/A
         Current maturities of long-term debt            0.8          0.5           1.2           1.3           1.4           2.9
         Debt subject to Chapter 11                       --           --       2,317.1       2,317.1       2,317.1       2,317.1
         Total                                       3,558.2      3,518.9       3,790.6       3,550.5       3,399.0       3,333.0
   Total assets                                      6,004.6      6,057.0       7,164.9       6,957.9       6,505.9       6,332.2
---------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
   Capitalization ratio (%) (including
      current maturities**):
         Common stock equity                            43.7         31.7          38.7          34.6          31.6          30.2
         Preferred stock                                  --         11.4            --            --            --            --
         Debt                                           56.3         56.9          61.3          65.4          68.4          69.8
   Capital expenditures ($)                            314.8        421.8         447.2         361.3         299.7         381.9
   Net cash from operations ($)                        462.7       (807.4)        572.8         850.4         765.4         531.6
   Book value per common share ($)                     28.11        22.07         29.03         24.27         21.26         19.92
   Return on average common equity
      before extraordinary item
      and accounting changes (%)                        16.6        (33.5)         18.3          13.2           8.7           N/A
---------------------------------------------------------------------------------------------------------------------------------

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

**Prior to 1991, Columbia made extensive use of variable rate debt since the associated cost was normally less than senior long-term debt. Inclusion of the short-term debt in years prior to 1991 makes those historical ratios more meaningful.

                             SELECTED FINANCIAL DATA

                 The Columbia Gas System, Inc. and Subsidiaries

($ in millions except per share amounts)                                   1990         1989         1988         1987         1986
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA ($)
   Total operating revenues                                             2,346.7      3,189.3      3,157.5      2,855.7      3,407.7
   Products purchased                                                     846.8      1,669.0      1,822.3      1,534.2      2,002.9
   Earnings (Loss) on common stock before
      extraordinary item and accounting changes                           104.7        145.8        119.0        111.3         99.4
   Earnings (Loss) on common stock                                        104.7        145.8        111.1        100.5         75.3
-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
   Earnings (Loss) per common share ($):
      Before extraordinary item and
         accounting changes                                                2.21         3.21         2.46         2.30         2.12
      Earnings (Loss) on common stock                                      2.21         3.21         2.46         2.30         1.82
   Dividends:
      Per share ($)                                                        2.20         2.00         2.29         3.18         3.18
      Payout ratio (%)                                                     99.5         62.3         93.3        138.3        174.7
   Average common shares outstanding (000)                               47,316       45,494       45,190       43,763       41,436
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA ($)
   Capitalization including debt subject to Chapter 11:
         Common stock equity                                            1,757.8      1,620.3      1,552.6      1,523.7      1,448.7
         Preferred stock                                                     --           --           --        110.0        115.0
         Long-term debt                                                 1,428.7      1,196.0      1,038.4      1,438.0      1,378.5
         Short-term debt                                                  735.5        634.2        697.1        327.5        393.4
         Current maturities of long-term debt                              35.2         47.2         52.7         69.6        432.5
         Debt subject to Chapter 11                                          --           --           --           --           --
         Total                                                          3,957.2      3,497.7      3,340.8      3,468.8      3,768.1
   Total assets                                                         6,196.3      5,878.4      5,641.0      5,440.9      5,590.2
-----------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
   Capitalization ratio (%) (including short-term debt and current maturities**):
         Common stock equity                                               44.4         46.3         46.5         43.9         38.4
         Preferred stock                                                     --           --           --          3.2          3.1
         Debt                                                              55.6         53.7         53.5         52.9         58.5
   Capital expenditures ($)                                               629.6        473.5        307.9        298.8        232.3
   Net cash from operations ($)                                           420.1        400.5        429.4        702.0        550.5
   Book value per common share ($)                                        34.83        35.50        34.18        34.08        34.06
   Return on average common equity
      before extraordinary item
      and accounting changes (%)                                            6.2          9.2          7.7          7.5          6.9
-----------------------------------------------------------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Index                                           Page
----------------------------------------------------
Consolidated Review......................        15
Liquidity and Capital Resources..........        17
Transmission and Storage Operations......        21
Distribution Operations..................        27
Exploration and Production Operations....        33
Marketing, Propane and Power Generation..        36
Bankruptcy Matters.......................        39
----------------------------------------------------

Management's Discussion and Analysis contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Shareholders and prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include Columbia's plans, objectives and expected performance, expenditures and recovery of expenditures through rates. These forward-looking statements are based on assumptions that management believes to be reasonable, however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, competition, weather, regulatory and legislative changes as well as changes in general economic and capital market conditions, many of which are beyond the control of Columbia.

                               CONSOLIDATED REVIEW

Net Income (Loss)

Columbia's 1996 net income was $221.6 million, or $4.12 per share, compared to a net loss of $360.7 million, or $7.15 per share, last year which included pre-tax interest expense of $983 million on prepetition debt that was recorded at Columbia's emergence from bankruptcy in November 1995.

After adjusting for unusual items, net income for 1996 was $251.7 million, or $4.68 per share, up $98.4 million, or more than 64%, over 1995's adjusted results. Contributing to this improvement was the after-tax effect of nearly $45 million for higher rates for the regulated subsidiaries, $24 million attributable to higher prices for gas production and $17 million resulting from colder weather experienced primarily in early-1996. Also improving results were lower operation and maintenance expenses, net of restructuring charges, reflecting the efficiencies gained through recently implemented restructuring initiatives.

                      Unusual and Bankruptcy Related Items
                         After-tax effect on Net Income
                                  (in millions)

                                                                      Twelve Months
                                                                    Ended December 31,
                                                                      1996        1995
                                                                   -------     -------
Reported Net Income (Loss)                                         $ 221.6     $(360.7)
Less (plus):
    Bankruptcy related issues
        Entries recorded at emergence, primarily interest costs         --      (649.4)
        Interest costs on prepetition debt not recorded                 --       158.0
        Professional fees and related expenses                          --       (26.8)
    Adoption of SFAS No. 71                                             --        71.6
    Sale of Columbia Development                                       5.6       (54.8)
    Restructuring-related costs                                      (35.7)       (3.8)
    Other                                                               --        (8.8)
                                                                   -------     -------
       Total adjustments                                             (30.1)     (514.0)
                                                                   -------     -------
Net Income after adjusting for unusual and bankruptcy items        $ 251.7     $ 153.3
                                                                   =======     =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Unusual items in 1996 included $35.7 million for the after-tax effect of restructuring costs, primarily for severance expense, that were incurred to improve customer service and operating efficiencies. A second unusual item in 1996 was a $5.6 million improvement to net income for a favorable adjustment from the sale of Columbia Gas Development Corporation (Columbia Development), Columbia's southwest gas and oil subsidiary, that was sold effective year end 1995.

Adjustments for 1995 unusual items included after-tax expense of $518.2 million related to bankruptcy issues, primarily for interest expense to settle prepetition obligations; an improvement to net income of $71.6 million for the readoption of an accounting standard pertaining to the accounting in a rate regulated environment, Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71); $54.8 million to record the estimated after-tax loss on the sale of Columbia Development; $3.8 million after-tax costs for restructuring activities and after-tax expense of $8.8 million for miscellaneous other unusual items.

Revenues

Operating revenues for 1996 of $3,354 million, increased $718.8 million over 1995, reflecting, among other things, additional sales by Columbia Energy Services Corporation, Columbia's marketing affiliate, and the distribution subsidiaries. Also contributing to increased revenues were sharply higher gas prices that increased both the gas commodity portion of the rates for the distribution subsidiaries and prices received for gas production, as well as the effect of colder weather experienced primarily in early 1996. In addition, higher base rates in effect for the regulated subsidiaries provided an increase to revenues of $68.7 million. In 1996, $13.9 million of the increase in revenues over 1995 was due to surcharges that were offset in operating expense and had no effect on income. Partially offsetting these improvements was the effect of the sale of Columbia Development which had $96.1 million of revenues in 1995 and a $12.2 million non-recurring increase in 1995 from exit fee payments received by Columbia Gulf Transmission Company (Columbia Gulf).

In 1995 operating revenues decreased $111.9 million from 1994 due to lower natural gas prices which reduced revenues for the distribution segment and decreased the price received for gas produced. The decrease was partially offset by both higher revenues from additional retail sales and higher rates in effect for the non-gas portion of the sales rate for the distribution segment. Improving 1995 operating revenues were the exit fee payments received by Columbia Gulf and $10.3 million in surcharges that were offset in operating expense.

Expenses

Operating expenses in 1996 of $2,875.8 million, increased $630.8 million over 1995. The higher expenses primarily reflected an increase of $660.5 million in products purchased caused by additional volumes purchased to meet increased sales requirements and higher gas prices. Also increasing operating expense was $22.6 million higher operation and maintenance expense which included $54.9 million restructuring costs in 1996 and $5.8 million in 1995, expense of approximately $13.9 million for surcharges that are offset in revenues, as mentioned above. Prior year's expenses included $39.1 million of expenses associated with Columbia Development's operations. After adjusting for restructuring charges, operation and maintenance expenses were down by approximately $30 million for 1996. Depreciation and depletion expense decreased $54.8 million as a result of reduced depletable plant due to the sale of Columbia Development and a lower depletion rate attributable to higher natural gas prices, partially offset by additional plant in service and higher depreciation rates for the regulated subsidiaries.

In 1995, operating expenses of $2,245 million were down $118 million from 1994 due largely to lower cost of gas for resale. Despite additional purchases necessary to meet increased sales requirements, the cost of gas purchased in 1995 was lower than the year earlier by $163.6 million, reflecting lower average prices. In 1995, operating and maintenance expense was $35.2 million higher than the year earlier reflecting generally higher costs. Mitigating this increase was the effect of a $19.1 million environmental reserve addition recorded in 1994. Depreciation and depletion expense was also up $8.3 million due to additional plant in service. Operating expense included $10.3 million that was offset by revenue surcharges mentioned above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income (Deductions)

                                         Twelve Months Ended December 31,
 (in millions)                              1996        1995         1994
                                        --------    --------     --------
Interest income and other, net          $   26.1    $   (58.2)   $   35.2
Interest expense and related charges      (166.8)      (988.4)      (14.8)
Reorganization items, net                     --         13.4       (12.3)
                                        --------    ---------    --------
Total Other Income (Deductions)         $ (140.7)   $(1,033.2)   $    8.1
                                        ========    =========    ========

For the twelve months ended December 31, 1996, Other Income (Deductions) reduced income $140.7 million, compared to a decrease to income of $1,033.2 million in 1995. Interest income and other, net of $26.1 million in 1996 primarily reflected an adjustment of $8.6 million recorded in the second quarter of 1996 for the 1995 sale of Columbia Development; $5.6 million of interest earned on certain tax issues, $3.3 million of interest income on temporary cash investments and a $1.8 million gain on the sale of Columbia Gulf's interests in the Overthrust pipeline partnership. Interest expense and related charges in 1996 reflected $140.4 million of interest expense on long-term debt and $11.7 million of interest expense on short-term debt obligations. Also included in 1996 interest expense was $3.9 million of interest on rate refunds recorded by the rate regulated subsidiaries.

Other Income (Deductions) reduced income in 1995 by $1,033.2 million, whereas in 1994, income was improved $8.1 million. Interest expense and related charges for 1995 was $973.6 million higher than 1994 due primarily to bankruptcy-related interest costs on prepetition debt obligations of $983 million recorded at emergence. A $15.8 million reduction to a reserve for interest charges was recorded in 1994 for an IRS settlement that was largely offset by $14.7 million of interest expense associated with producer claims recorded in the same year. The $93.4 million decrease for Interest income and other, net primarily reflected an estimated loss of $77.8 million recorded in 1995 for the sale of Columbia Development and an improvement of $21 million in 1994 for the reversal of a reserve for carrying charges on exchange gas. Reorganization items, net increased $25.7 million from the prior year due to $40 million recorded for the principal portion of the producer claim reserve in 1994 and $30.1 million for higher interest earned on cash accumulated during the Chapter 11 proceedings. These improvements were offset by $44 million for bankruptcy-related emergence adjustments as well as additional expense for professional fees and related charges.

Income Taxes

Income tax expense in 1996 decreased income $115.9 million, whereas in 1995 when a pre-tax loss was recorded, a tax benefit of $210.7 million was reflected. Tax expense was $146 million in 1994. These changes between years were caused principally by changes in pre-tax book income. (See Note 7 in Notes to Consolidated Financial Statements for additional information.)

Extraordinary Items

In 1995, Columbia recorded an extraordinary after-tax gain of $71.6 million for the cumulative adjustment for the reapplication of SFAS No. 71 for Columbia Transmission and Columbia Gulf. The impact of the reapplication resulted in the recognition of regulatory assets for certain costs previously expensed which are expected to be recovered in rates, mainly environmental and postemployment benefit costs, and recording revenues and expenses in a manner to reflect the ratemaking process. Management believes that cost of service rate concepts will continue to be applicable to Columbia's Federal Energy Regulatory Commission
(FERC) regulated transmission subsidiaries for the foreseeable future.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash From Operations

A significant portion of Columbia's operations is subject to seasonal fluctuations in cash flow. During the heating season, which is essentially from November through March, cash receipts from sales and transportation services typically exceed cash requirements. Conversely during the remainder of the year cash on hand, together with external financing as needed, is used to purchase gas to place in storage for heating season deliveries, make capital improvements in plant, perform necessary maintenance of the facilities, and expand service into new areas.

For the year ended December 31, 1996, net cash from operations was $462.7 million whereas in 1995, a cash deficit of $807.4 million was reported due to cash paid to producers and other creditors on emergence from bankruptcy. Included in the 1995 cash from operations was approximately $1.4 billion of cash paid on emergence to satisfy allowed claims filed against Columbia and Columbia Transmission. After adjusting the 1995 deficit for these emergence payments,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

cash from operations in 1996 decreased $179.9 million from 1995. Reducing cash was a lag in the recovery of gas costs by the distribution subsidiaries in the current period, together with increased prepayments and the effect of a higher average cost of gas placed in storage. The lag in recovering gas costs resulted from the rise in prices during 1996 that exceeded the distribution subsidiaries' current recovery levels. These higher costs will be recovered over the next several months through future adjustments to the commodity portion of rates as provided for under the regulatory process. Partially offsetting this decrease was a working capital improvement of $271.5 million for income tax refunds that resulted from the filing of Columbia's 1995 Federal Income Tax return that included a net operating loss carryback claim to recover income taxes. Cash also improved as a result of the favorable effect of colder weather that increased sales for the distribution subsidiaries, as well as higher base rates in effect for the regulated subsidiaries.

After adjusting the 1995 deficit for emergence issues, net cash from operations was $73.1 million higher than 1994, primarily reflecting payments made in 1994 for Order 500/528 refunds. Cash from operations for both 1995 and 1994 was affected by supplier refunds and payments made by Columbia Transmission.

Financing Activities

Columbia satisfies its liquidity requirements through internally generated funds and the use of its $1 billion unsecured bank revolving credit facility (Credit Facility). Columbia also may pursue obtaining additional short-term financing through the use of bid notes and the establishment of a commercial paper program.

Upon emergence from bankruptcy, Columbia issued $2 billion of debentures and approximately $200 million each of 5.22% Convertible Preferred Stock, Series B (Series B - DECS) and 7.89% Redeemable Preferred Stock, Series A (Series A - Preferred Stock) to holders of Columbia's pre-bankruptcy debt securities. The $2.4 billion distribution of securities and cash from bank borrowings under the Credit Facility as discussed below, and cash on hand were used to settle claims in accordance with approved plans of reorganization for Columbia and Columbia Transmission. Maturities of the new debentures ranged from 5 to 30 years with an average interest cost of approximately 7.03%. In February 1996, Columbia redeemed the Series B - DECS and Series A - Preferred Stock as allowed under the terms of Columbia's approved plan of reorganization. Permanent funding for the preferred stock redemption was provided by $191 million received in April 1996, from the sale of Columbia Development and approximately $240 million received from the issuance of new common stock under a shelf registration statement, as more fully described below.

Columbia's $1 billion Credit Facility provides for scheduled quarterly reductions of $25 million of the aggregate committed amount starting December 31, 1997, that will reduce the Credit Facility commitments to $700 million by September 30, 2000. The Credit Facility also provides for the issuance of up to $150 million of letters of credit. As of December 31, 1996, Columbia had $250 million of borrowings and approximately $87 million of letters of credit outstanding under the Credit Facility.

Interest rates on borrowings are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. Columbia is required to pay a facility fee on the commitment amount at a rate based on Columbia's public debt rating. The facility fee rate, as of December 31, 1996, is 0.14%. Such rate would be reduced to 0.11% were Columbia to achieve a BBB+ or Baa1 rating from Standard & Poor's or Moody's Investors Service, respectively.

Columbia has an effective shelf registration statement on file with the U. S. Securities and Exchange Commission for the issuance of up to $1 billion in aggregate of debentures, common stock or preferred stock in one or more series. In March 1996, Columbia issued 5,750,000 shares of common stock under the shelf registration and used the proceeds to reduce borrowings incurred under the Credit Facility. No further issuances under the remaining $750 million are scheduled at this time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Capital Expenditures

The table below reflects actual capital expenditures by segment for 1995 and 1996 and an estimate for 1997:

(in millions)                              1997     1996    1995
----------------------------------------------------------------
Transmission and Storage                   $269     $143    $172
Distribution                                160      148     152
Exploration and Production                   39*      12      87
Marketing, Propane and Power Generation       8        6       7
Corporate                                    14        6       4
----------------------------------------------------------------
Total                                      $490     $315    $422
----------------------------------------------------------------

* Does not reflect approximately $27 million for gathering facilities that Columbia Transmission abandoned and transferred to Columbia Natural Resources, Inc.

Columbia's 1996 capital expenditures were $315 million, a decrease of $107 million from 1995. The decrease primarily reflected lower expenditures for exploration and production due to the sale of Columbia Development effective December 31, 1995. The largest portion of the transmission and storage segment's investments is made to assure the safety and reliability of the pipelines. Distribution subsidiaries' program included investments to extend service to new areas and develop future markets, as well as expenditures required to ensure safe and reliable service and improved service.

Capital expenditures for 1997 are expected to increase $175 million to $490 million. This increase reflects $117 million of additional expenditures for Columbia Transmission's market expansion program and higher expenditures for the exploration and production segment as a result of the increased drilling activity by Columbia Natural Resources, Inc. (Columbia Resources). Ongoing replacement and upgrading of the distribution and pipeline facilities of approximately $188 million will represent a significant portion of the 1997 program.

All discretionary capital expenditures are subject to Columbia's value added approach (CVA), that determines whether the anticipated return on a business activity or project exceeds its risk adjusted capital cost. The CVA process was initiated to encourage employees to think in terms of value enhancement.

Restructuring Activities

In 1996, $60.9 million (pre-tax) of expense was recorded to reflect reengineering-related costs, primarily for severance and benefits. Partially offsetting this expense was a $6 million gain on the sale of the Wilmington, Delaware, headquarters building. This reengineering initiative, called Project Phoenix, began in 1995 to streamline operations and make them more efficient and cost-competitive. As these reengineering activities continue into 1997, additional expense will be incurred. The beneficial effect of any efficiencies gained will be realized through improved profitability of Columbia's operations and reduced rates being charged to customers of the regulated subsidiaries.

As indicated in the results of operations, Columbia is beginning to realize lower operation and maintenance costs as a result of implementing these reengineering initiatives in its various operations. It is anticipated that the favorable effect of these initiatives will continue in the future as additional phases of the program are implemented. Once the project is fully implemented, which is expected by the end of 1997, the total number of employees System-wide is anticipated to decrease by approximately 10% from the year-end 1995 level of nearly ten thousand.

Reporting of Segment Results

Effective with this report the transmission segment has been renamed Transmission and Storage Operations and now includes the results of Columbia LNG Corporation (Columbia LNG) since its primary line of business is storage services which are regulated by the FERC. Columbia LNG is a partner in Cove Point LNG Limited Partnership (Cove Point LNG) which recently began commercial operation of one of the largest natural gas peaking and storage facilities in the United States located near Cove Point, Maryland. The facility liquefies natural gas to meet winter peak day requirements of utilities and other large gas users. Previously the results of Columbia LNG were included in Other Energy Operations which has been renamed Marketing, Propane and Power Generation to reflect the diverse energy-related operations of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

this segment of Columbia's business. Columbia's oil and gas segment has been renamed Exploration and Production Operations.

                        COMMON STOCK PRICES AND DIVIDENDS


                         Market Price
                 ---------------------------       Quarterly
Quarter Ended     High       Low      Close     Dividends Paid
--------------------------------------------------------------
                   $          $         $             $
1996
December 31      66 1/4     56        63 5/8         .15
September 30     59 5/8     51        56             .15
June 30          52 1/8     43 3/4    51 7/8         .15
March 31         46 1/2     42 1/4    45 7/8         .15
--------------------------------------------------------------
1995
December 31      44 1/8     36        43 7/8          --
September 30     39 3/4     31 3/8    38 5/8          --
June 30          32 7/8     28 3/4    31 3/4          --
March 31         29 3/4     23 1/8    29 5/8          --
--------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                       TRANSMISSION AND STORAGE OPERATIONS

Marketing Initiatives

In January 1997, FERC issued a preliminary determination approving the non-environmental portion of the expansion of Columbia Transmission's pipeline and storage systems to serve the increasing needs of customers. Columbia Transmission has signed 15-year agreements with 23 customers, subject to Columbia Transmission obtaining regulatory approval of the project, for approximately 500,000 Mcf per day (Mcf/d) of additional firm service to be phased in over a three-year period beginning November 1, 1997. FERC approved Columbia Transmission's request to roll the cost of the project into existing rates rather than charge an incremental rate to the market expansion customers. The project as approved includes a reduction to the project's initial estimated $350 million cost to approximately $270 million, with no change in customer service levels. The reduced cost reflects an agreement between Columbia Transmission and Texas Eastern Transmission Corporation (Texas Eastern) under which Texas Eastern will increase capacity on its Pennsylvania pipeline system and provide the new capacity to Columbia Transmission. The environmental aspects of the expansion project are pending before FERC and will be addressed in a subsequent order. Final approval of Columbia Transmission's market expansion application is anticipated by mid-1997.

Regulatory Matters

                       Columbia Transmission's Rate Filing

In August 1995, Columbia Transmission filed with FERC its first general rate case since 1991. The filing requested an increase in annual revenues of approximately $147 million and proposed to recover the net investment in gathering and certain gas processing facilities over a period of five years.

In January 1997, the FERC administrative law judge presiding over the rate case certified to FERC a settlement filed on November 22, 1996 by Columbia Transmission. The settlement, which is supported by all of Columbia Transmission's firm service customers, will resolve virtually all issues, including rate design, cost of service, and the unbundling of gathering and products extraction costs from Columbia Transmission's transportation rates. Excluded from the settlement is the environmental cost recovery issue which is scheduled to be addressed in a second phase of the proceeding. Pending the outcome of that proceeding, Columbia Transmission will continue to collect approximately $18 million per year, subject to refund, for environmental costs. The certified settlement:

- establishes an annual cost-of-service level of $614 million, which is an increase of $55 million (excluding $18 million for environmental cost recovery) for the February 1996, through January 1997 period. This will decrease to $602 million for the February 1997 through January 2000 period;

- provides for a moratorium on general rate increase filings through January 31, 2000 with certain limited exceptions;

- provides for the sharing of profits between Columbia Transmission and its customers from the sale of certain amounts of storage base gas;

- provides for the unbundling of Columbia Transmission's gathering and gas processing costs from transportation rates, that will be phased in throughout the settlement period; and

- establishes the method by which Columbia Transmission will have the opportunity to recover its investment in production-area facilities, including the spindown of approximately 40% of Columbia Transmission's gathering facilities to Columbia Resources.

The certified settlement is currently pending FERC review and approval, which is anticipated in 1997.

       Recovery of Columbia Gulf's Pre-November 1994 Transportation Costs

On March 1, 1995, Columbia Transmission filed with FERC to recover $69 million of annual projected transportation costs and $39 million of unrecovered transportation costs that were billed to Columbia Transmission by Columbia Gulf. Several parties filed protests with FERC regarding the Columbia Gulf charges. FERC subsequently ruled that approximately $19 million of the Columbia Gulf charges were recoverable by Columbia Transmission, subject to a general FERC audit, which is underway. The remaining $20 million of costs are associated with environmental issues. FERC scheduled a hearing for the first quarter of 1997 concerning the recovery of such environmental costs.

Two parties filed testimony on September 30, 1996, advocating, among other things, disallowance of recovery of certain costs by Columbia Transmission. Responsive testimony has been filed by Columbia Transmission addressing each of the proposed disallowances. While the outcome of the hearing is uncertain, management believes Columbia Transmission has a valid basis for recovering these costs. It is not expected that the outcome will have a material adverse impact on Columbia's financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (Continued)

                    Columbia Gulf Transmission's Rate Filing

On October 31, 1996, Columbia Gulf filed a general rate case with FERC that will be effective May 1, 1997, subject to refund. A prior rate case settlement required Columbia Gulf to file a new general rate case at this time. The filing reflects a small increase of $0.9 million in the cost of service level and addresses several rate design and cost allocation issues. On November 27, 1996, the FERC accepted the filing subject to refund. The case has been assigned to an administrative law judge for hearing.

                       Columbia Gulf Show Cause Proceeding

In its September 1993 order on Columbia Transmission's and Columbia Gulf's Order No. 636 compliance filings, FERC initiated a proceeding concerning Columbia Gulf's transportation service to Columbia Transmission. It directed Columbia Gulf to show cause as to why it had not filed for FERC abandonment authorization to reduce capacity on its mainline facilities. In a response to FERC in late 1993, Columbia Gulf asserted that no abandonment filing was required. During 1994 and early 1995, Columbia Transmission and Columbia Gulf responded to information requests from FERC staff. Management continues to believe that no abandonment filing was necessary; however, the ultimate outcome of this issue is uncertain.

Partnership Issues

In late 1996, FERC approved a proposal by Columbia Gulf and its partners in the Trailblazer Pipeline System, Northern Natural Gas Company and Natural Gas Pipeline Company of America, to expand the eastern-most segment of the system. The estimated $9 million expansion project includes installation of a 5,200-horsepower compressor to increase capacity along the 436-mile segment by approximately 104,500 Mcf/d to a total volume of 492,000 Mcf/d. This additional capacity is fully committed under precedent agreements for firm 10-year contracts and should be available by August 1, 1997. This increased capacity will allow producers to move Rocky Mountain natural gas to the Chicago area via the Trailblazer System. The cost of the expansion is expected to lower Trailblazer's rates by approximately 13 percent in the next rate case filing which is anticipated to be filed in mid-1997. Columbia Gulf has a 33% ownership interest in the Trailblazer Pipeline System.

In September 1996, Columbia Gulf recorded a gain of approximately $1.8 million for the sale of its partnership interests in the Overthrust Pipeline System to Questar Pipeline Company. Columbia Gulf held an 18% interest in the partnership at the time of the sale. Columbia Gulf originally entered into the investment to provide a gas supply source for Columbia Transmission. Under FERC Order No. 636, Columbia Transmission discontinued its merchant function which eliminated its need for this supply source.

Capital Expenditure Program

The transmission and storage segment's net capital expenditure program was approximately $143 million in 1996 while its net capital expenditure program is expected to be approximately $269 million in 1997. This included approximately $9 million in 1996 and will include $126 million in 1997 for the market expansion initiatives described previously. Other expenditures are for modernizing and upgrading facilities.

Restructuring Activities

Columbia Transmission and Columbia Gulf began the Project Phoenix restructuring project in early 1996 to streamline the business functions and improve productivity by focusing on all processes within the transmission companies. Implementation of key recommendations from the project began in 1996 and is expected to be completed in stages throughout 1997.

Columbia Transmission also began the process of selling portions of its gathering facilities as a result of FERC's Order No. 636, which requires natural gas pipelines to unbundle their gathering costs and services from other transportation costs. Approximately 3,000 miles of gas gathering lines will be sold to Columbia Resources in mid-1997. Columbia Transmission has concluded an open-bidding process for the remaining 3,600 miles of gathering lines. Subsequent negotiations have resulted in various letters of intent for the sale to various parties of certain of these gathering systems located in Ohio and Pennsylvania (approximately 2,200 miles). It is likely that the facilities will be sold before year-end 1997 to various purchasers and will result in consolidation of some field operations and reductions in staffing levels.

As a result of these restructuring activities, expense of $24.6 million was recorded in 1996, primarily for severance and benefits programs applicable to staff level reductions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (Continued)

Environmental Matters

Columbia's transmission subsidiaries have implemented programs to continually review compliance with existing environmental standards. In addition, Columbia Transmission continues to review past operational activities and to formulate remediation programs where necessary. Columbia Transmission is currently conducting assessment, characterization and remediation activity of specific sites under a 1995 EPA Administrative Order by Consent (AOC).

In 1995, Columbia Transmission estimated that the cost of its environmental program under the AOC may range between $204 million and $319 million over the life of the program. This estimate was based on a limited amount of actual data available and utilized a variety of assumptions, including: the number of sites to be investigated, characterized and remediated; the location, nature and levels of wastes that will be treated at or disposed of from each site; the amount of time and nature of equipment required for such activities; the appropriate remediation levels and the technology to be utilized; and the frequency with which groundwater contamination might be discovered at sites requiring remediation. The estimate did not include previously identified costs for certain specific activities, aggregating approximately $50 million, for which Columbia Transmission already had reasonable estimates.

Following an extensive review of assumptions utilized in arriving at the estimate, management has concluded that only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5). This conclusion was based upon the fact that the actual characterization and remediation experience of Columbia Transmission was extremely limited and information on environmental conditions at many of the sites or former sites of operations was not yet available. The nature and condition of such sites varies greatly, and any change in any of the numerous assumptions used in the estimate may materially alter the estimated range of costs, with no assurance that actual costs will not exceed amounts specified in the range. Columbia Transmission is unable, at this time, to accurately estimate the time frame and potential costs of all site screening, characterization and remediation. As Columbia Transmission continues its program pursuant to the AOC and costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. Moreover, in time, management expects that, as additional work is performed and more facts become available, it will then be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with U. S. Securities and Exchange Commission's Staff Accounting Bulletin No. 92, SFAS No. 5 and American Institute of Certified Public Accountants Statement of Position 96-1.

Activities under the AOC in 1996 were focused on obtaining EPA approval to begin the assessment and characterization of certain major facilities, some select liquid removal points, and other select mercury measurement stations. In 1996, the EPA authorized Columbia Transmission to begin the characterization of twelve major facilities. Columbia Transmission expects EPA approval to begin characterization of an additional 60 major facilities in 1997.

Columbia Transmission also continued to conduct assessment and remediation of impacted soils at locations prior to normal construction and maintenance activities under its EPA approved Construction and Operations Work Plan (COWP). In 1996, Columbia Transmission conducted assessments at 216 sites and based on these assessment results, performed remedial activities in varying degrees at approximately 100 locations.

As a result of these 1996 activities, Columbia Transmission recorded in 1996 an additional liability of $3.3 million in the fourth quarter and $2.5 million in the second quarter. Actual expenditures of approximately $17 million during 1996 charged to the liability plus additions of nearly $6 million mentioned above resulted in a remaining overall liability of $126 million. Columbia Transmission's environmental cash expenditures are expected to be approximately $18 million in 1997 and continue annually at that level for the foreseeable future. These expenditures will be charged against Columbia Transmission's previously recorded liability. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations and the long period over which expenditures will be made. In addition, as a result of reapplying SFAS No. 71 in 1995, a regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Columbia Transmission is also currently involved in pursuing recovery of environmental expenditures from its insurance carriers. At this time, management is unable to determine the extent, if any, of recovery.

In addition, predecessor companies of Columbia Transmission may have been involved in the operation of manufactured gas plants. When such plants were abandoned, material used and created in the process was sometimes buried at the site.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (Continued)

From its investigations, Columbia Transmission is unable at this time to determine if it will become liable for any characterization or remediation costs at such sites.

Secondary Market Transactions

In 1996, FERC initiated a pilot program to assess the impact of lifting price caps on secondary market transactions and selected Columbia Transmission and one of its customers as potential participants. While Columbia Transmission was prepared to proceed with the pilot, the distribution company chose to withdraw.

Cove Point Facility

Columbia LNG is a partner with subsidiaries of the Potomac Electric Power Company in Cove Point LNG Limited Partnership (Cove Point LNG). In 1995, Cove Point LNG began commercial operation of one of the largest natural gas peaking and storage facilities in the United States located near Cove Point, Maryland. The facility has a capacity to liquefy natural gas at a rate of 15,000 Mcf/d and stores the resulting liquefied natural gas (LNG) until needed for the winter peak-day requirements of utilities and other customers. Cove Point LNG also owns a pipeline system in Maryland and Northern Virginia that provides natural gas transportation services.

In addition to its peaking and transportation operations, Cove Point LNG maintains a currently inactive marine terminal capable of unloading LNG tankers. Cove Point may reactivate the marine terminal at a future date if warranted by market conditions and customer demand for its LNG and natural gas services.

Volumes

Columbia Transmission's throughput consists of transportation and storage services for local distribution companies and other customers within its market area. Throughput is recorded for market-area storage services as gas is withdrawn from storage. Throughput for Columbia Gulf consists of mainline transportation services from Louisiana to West Virginia and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana.

Total throughput for the transmission and storage segment totaled 1,378.1 Bcf for 1996, an increase of 41.9 Bcf over 1995 largely due to increased marketing efforts on Columbia Gulf's system and increased demand resulting from the colder weather in 1996. Total throughput for 1995 was 1,336.2 Bcf, an increase of 64.2 Bcf from 1994. This improvement reflected increased demand stemming from the colder weather during the fourth quarter of 1995 and increased summer-related requirements from electric cogeneration facilities.

Columbia Transmission's market area transportation is 3.7 Bcf lower in 1996 primarily due to additional transportation services utilized in the summer of 1995 and increased storage withdrawals in the last quarter of 1995 to meet colder weather demands. Partially offsetting the decline was an increase in transportation services due to the 14% colder weather in the first quarter of 1996. Market area transportation increased 67.5 Bcf in 1995 over 1994 due to the impact of colder weather in 1995 which resulted in customers increasing utilization of Columbia Transmission's transportation services.

Mainline transportation increased 28.7 Bcf in 1996 reflecting the impact of colder weather during the 1995-1996 winter heating season which had the effect of substantially depleting Columbia Transmission customers' storage inventories. As a result, Columbia Gulf's mainline transportation services were heavily utilized during the 1996 summer period to refill depleted gas inventories for the 1996-1997 winter heating season.

An increase of 45.1 Bcf in short-haul transportation in 1996 reflected increased production at Vermillion and Eugene Island as well as new sources of supply in the Eugene Island, South Marsh Island and West Cameron areas. New interconnections in Louisiana also contributed to the increase in throughput. In 1995, short-haul transportation was essentially unchanged from the prior year as the impact of customers using facilities other than Columbia Gulf's to transport gas requirements was offset by colder weather and additional natural gas supplies available for transportation and increased marketing efforts.

Under Order 636, a significant portion of the transmission and storage segment's fixed costs are being recovered through a monthly demand charge. As a result, variations in throughput have little effect on income.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (Continued)

Operating Revenues

Operating revenue for 1996 of $810.8 million increased $50.5 million over the prior period. After adjusting for the recovery of upstream transportation costs and certain other revenues that are fully offset in operating expense, current period operating revenues increased $37.7 million. This increase was primarily due to the new rates in place for Columbia Transmission effective February 1, 1996, subject to refund. Partially offsetting these improvements was the recognition of $12.2 million in exit fees collected by Columbia Gulf during 1995.

Operating revenues for 1995 were relatively unchanged from 1994 at $760.3 million.

Operating Income

Operating income for 1996 decreased $5.2 million compared to 1995 to a level of $207.8 million. Operating expenses increased $55.7 million in 1996 due in large part to an increase of $29 million for restructuring charges, employee incentive awards and items that had no effect on income. The non-income effecting items are primarily costs that are allowed to be recovered in current rates as they are incurred. The impacts of bankruptcy recorded in 1995, including an increase in franchise taxes as a result of emergence, also contributed to the decline in operating income. Partially offsetting these decreases was a $2.8 million improvement in operating income for Columbia LNG, reflecting its first full year of commercial operations.

Operating income for 1995 increased $3.3 million over 1994 to $213 million, due in part to lower operating expenses of $1.7 million. Operating expenses were higher in 1994 due to approximately $19.1 million for Columbia Gulf's environmental accruals and $8 million in severance and relocation expense.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (Continued)

    STATEMENTS OF OPERATING INCOME FROM TRANSMISSION AND STORAGE OPERATIONS
                                  (UNAUDITED)

Year Ended December 31 (in millions)      1996        1995       1994
---------------------------------------------------------------------
OPERATING REVENUES
    Transportation revenues             $629.0      $612.7     $650.7
    Storage revenues                     159.5       139.3      141.7
    Other revenues                        22.3         8.3      (33.7)
---------------------------------------------------------------------
Total Operating Revenues                 810.8       760.3      758.7
---------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance            444.1       392.5      391.1
    Depreciation                         102.6       103.8      103.9
    Other taxes                           56.3        51.0       54.0
---------------------------------------------------------------------
Total Operating Expenses                 603.0       547.3      549.0
---------------------------------------------------------------------
OPERATING INCOME                        $207.8      $213.0     $209.7
---------------------------------------------------------------------

                  TRANSMISSION AND STORAGE OPERATING HIGHLIGHTS

                                           1996        1995        1994        1993        1992
-----------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)      142.7       172.5       179.1       137.2       114.2
-----------------------------------------------------------------------------------------------
THROUGHPUT (Bcf)
Transportation
     Columbia Transmission
        Market area                     1,102.4     1,106.1     1,038.6       895.9       909.0
     Columbia Gulf
        Main-line                         633.7       605.0       590.3       579.9       574.3
        Short-haul                        266.5       221.4       225.4       258.1       258.3
     Intrasegment eliminations           (624.5)     (596.3)     (583.2)     (561.7)     (563.3)
-----------------------------------------------------------------------------------------------
Total Transportation                    1,378.1     1,336.2     1,271.1     1,172.2     1,178.3
Sales                                        --          --         0.9       183.7       196.0
-----------------------------------------------------------------------------------------------
Total Throughput                        1,378.1     1,336.2     1,272.0     1,355.9     1,374.3
-----------------------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (Continued)

                             DISTRIBUTION OPERATIONS

Market Conditions

Weather during 1996 in the market area served by Columbia's distribution companies (Distribution) was the coldest of the decade and the fifth coldest in Distribution's history. Weather was 5% colder than 1995 and 6% colder than normal, resulting in a 16 Bcf improvement over 1995 in Distribution's weather-sensitive deliveries. While the economy in Distribution's service territory remained strong, deliveries to industrial customers were down 6.6 Bcf, or 3% from 1995. This throughput decline reflects reduced deliveries of approximately 13.5 Bcf to low margin electric power generation customers who switched to alternate fuels because of higher gas prices. Also, the mild summer weather reduced air conditioning requirements. A labor strike, shutting down production of a major customer, caused a 3.4 Bcf decline. Distribution added about 22,000 net residential and commercial customers during the year, a 1% growth rate which tracks previous year's growth.

Competition

Distribution competes with investor-owned, municipal, and cooperative electric utilities throughout its five-state service area. Competition is generally strongest in the residential and commercial markets of Kentucky, southern Ohio and southwestern Pennsylvania where electric rates are driven by low-cost coal-fired generation. Areas such as northern Ohio and Pittsburgh, Pa. have less competitive electric rates, due to the use of higher-cost nuclear-generated power. Distribution continues to capture a major portion of the energy market for newly built homes as a result of a strong customer preference for natural gas.

Approximately 40 percent of Distribution's industrial and commercial throughput, or 128 Bcf, is susceptible to bypass, because these customers are geographically located close to multiple natural gas pipelines and local gas distribution companies. With the use of innovative rate and capacity release strategies and the negotiation of unique customer arrangements, substantial inroads by other natural gas competitors have been avoided to date. As a result of these actions, the current estimated throughput exposure has been reduced to approximately 43 Bcf, representing about $11 million in annual net revenue.

Regulatory Matters

Columbia Gas of Ohio, Inc.'s (Columbia of Ohio) 1994 rate case settlement provided for a review of the company's revenue requirements by a group comprising diverse interested parties, also known as the Collaborative, for the purpose of evaluating the need to adjust base rates on May 1, 1996. The review process was completed in late 1996 and resulted in the filing of two significant pleadings with the Public Utilities Commission of Ohio (PUCO).

On October 17, 1996, Columbia of Ohio filed an application for approval of a "Customer Choice" transportation program for residential and small commercial customers. The application was approved by the PUCO in January 1997. The initial program design includes options of unbundled services, permitting customers to purchase gas directly from participating marketers. This program also provides for the full recovery of stranded upstream pipeline supplier costs. The tentative start date is April 1, 1997. The target location is the Toledo market area which includes approximately 159,000 residential customers and 11,200 small commercial customers. If successful, Columbia of Ohio hopes to expand the "Customer Choice" program statewide over the next few years. The PUCO approved the initial program for a one-year period. After a year, the PUCO will review the program before approving a more permanent program.

On October 28, 1996, Columbia of Ohio filed an unopposed settlement with the PUCO to resolve its revenue requirement. This filing was approved by the PUCO in December 1996. The filing permits Columbia of Ohio to retain up to $51 million of revenues over the next three years subject to a sharing mechanism, under which a portion of any earnings above an industry composite allowed return on equity would be shared with customers. The revenues retained are primarily from off-system sales transactions completed or agreed to prior to August 31, 1996. As allowed under this settlement, revenues of $11.5 million were recorded in 1996 income, with $19.7 million of revenues eligible for retention in both 1997 and 1998. This revenue mechanism is in lieu of a base rate increase and does not result in any base rate increase for customers. Additionally, the settlement provides that Columbia of Ohio will not implement any increase in base rates before January 1, 1999.

In May 1996, legislation was enacted in Ohio that revised state laws governing natural gas to allow for more competition among suppliers and more choices for customers. Key provisions of this legislation deregulate the commodity sales of gas under certain conditions and authorize the PUCO to establish rates by non-traditional methods, e.g., indexed adjustments, automatic adjustments and price path. The PUCO is required to adopt final regulations implementing the new law early in 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (Continued)

In August 1996, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) received Pennsylvania Public Utility Commission (PPUC) approval of a residential transportation rate schedule and a two-year residential transportation pilot program. Under the pilot program, Columbia of Pennsylvania has assigned a portion of its upstream pipeline capacity to the transportation customers' third party suppliers thereby avoiding stranded upstream pipeline costs and the shifting of such costs to sales customers. This program, which began in November 1996, is one of the largest pilot programs currently underway in the United States. Columbia of Pennsylvania has more than 36,000 customers in Washington County and the Borough of Pleasant Hills, with nearly 5,500 electing to participate in the pilot program. A similar pilot program enlisting 10,000 of Columbia of Pennsylvania's customers in Allegheny County may take effect in November 1997.

In May 1996, the PPUC approved Columbia of Pennsylvania's request for a capacity release incentive program. This program supplements Columbia of Pennsylvania's existing off-system sales and gas procurement incentive programs.

In Virginia, the Virginia State Corporation Commission (VSCC) approved Commonwealth Gas Services, Inc.'s (Commonwealth Services) rate case settlement that was reached in early 1996. In addition to new rates designed to generate additional gross annual revenues of $6.3 million, the settlement provided for a separate proceeding to consider gas supply and other incentive proposals. A hearing on these issues was held in September 1996 and the Hearing Examiner's recommendation is expected in early 1997.

Commonwealth Services anticipates filing a general rate case in April 1997 to recover increases in operating costs including an aggressive capital program to upgrade facilities. Commonwealth Services is experiencing a growth rate three times higher than its affiliated distribution companies. Also, Commonwealth Services is evaluating a residential/small commercial transportation pilot program. The pilot program would be filed with the VSCC to commence during 1997 and continue for a period of two years.

Columbia Gas of Maryland, Inc. (Columbia of Maryland) initiated a new transportation program for smaller commercial and industrial customers that went into effect in June 1996 on a pilot basis. Columbia of Maryland also received approval from the Maryland Public Service Commission (MPSC) for a residential transportation service pilot program which began in November 1996. Under the two-year pilot program, Columbia of Maryland has assigned a portion of its upstream pipeline capacity to the transportation customers' third party suppliers thereby avoiding stranded upstream pipeline costs and the shifting of such costs to sales customers. Discussions have begun for the next steps of Columbia of Maryland's pilot transportation programs which propose changes to give customers more options in capacity assignment.

In February 1996, the MPSC approved Columbia of Maryland's two-year pilot programs to implement an off-system sales, a capacity release and a gas procurement incentive program.

Columbia Gas of Kentucky, Inc. (Columbia of Kentucky) received approval from the Kentucky Public Service Commission to implement an off-system sales and capacity release incentive plan on a two-year pilot basis effective August 1, 1996. Also, Columbia of Kentucky increased annual revenues by $1.5 million, effective October 1, 1996, through the implementation of the final phase of a three-step increase as provided in its 1994 general rate case settlement.

Restructuring Activities

As previously reported, Distribution has initiated a restructuring of its general office and field organizations as part of its ongoing efforts to improve customer service and streamline operations. The restructuring activities, which are part of Project Phoenix, allow the five distribution companies to operate as individual business units and create a Shared Services Center in Columbus, Ohio, to provide agreed-upon services to these companies. The new organization became fully operational at the beginning of 1997. In connection with the program, Distribution recorded $21.4 million of costs representing severance and related benefit costs related to the elimination of about 400 management, professional and administrative/technical employees. Commonwealth Services has deferred $1.4 million of these costs pending recovery in future rate proceedings. Any additional charges or adjustments resulting from this program are not expected to be significant.

Capital Expenditure Program

In addition to maintaining and upgrading facilities to assure safe, reliable and efficient operation, Distribution's 1996 capital expenditure program of approximately $148 million (a decline of $4 million from 1995) included expenditures of $59 million for extending service to new areas and $71 million for replacement and betterment projects. The estimated

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (Continued)

1997 capital expenditure program amounts to approximately $160 million, including $66 million for new business and development and $77 million for replacement and betterment projects.

Gas Supply

Distribution's gas supply portfolio, with its large storage component, has the reliability and flexibility to accommodate the impact of weather variations on traditional customer demand as well as provide opportunities to increase revenues through the gas incentive programs discussed earlier. Approximately 50% of winter season demand comes from storage, 49% from firm interstate transportation capacity, and one percent from peaking services utilized on the coldest days. This capacity portfolio allows Distribution to purchase up to 65% of its annual supply requirements during the lower demand summer season.

Off-system sales are sales or other transactions conducted outside of Distribution's traditional market. For 1996, Distribution had off-system sales and exchange volumes of approximately 18.5 Bcf resulting in pre-tax income of $3.8 million, an increase of 11.2 Bcf and $3.4 million, respectively, from 1995. This excludes $10.7 million in 1996 from Columbia of Ohio's recent rate agreement.

As mentioned earlier, weather for calendar year 1996 was 5% colder than 1995 and 6% colder than normal. Throughout 1996, Distribution maintained full service to firm sales customers without interruption. This colder weather increased the utilization of Distribution's firm capacity portfolio to serve increased sales customer demand and therefore reduced the amount of unused capacity available for release. Proceeds from the release of temporarily unused capacity totaled $14.2 million during 1996, a decrease of $0.2 million from 1995. Where capacity release incentive program benchmarks are established, a portion of the proceeds generated in excess of the benchmark provides income for Distribution. All other proceeds are recorded as a reduction to gas costs. In 1996, both Columbia of Pennsylvania and Columbia of Maryland were able to retain a small amount of capacity release proceeds.

Environmental Matters

Distribution's environmental issues primarily relate to former manufactured gas plant sites. Distribution previously reported that it had identified 14 former gas plant sites for which it may have some liability for clean up. Distribution is currently working with the appropriate regulatory agencies to formulate plans to further investigate these sites. During 1996, a fifteenth formerly owned manufactured gas plant site was identified. At this time, it is not possible to estimate the costs associated with this additional site.

To the extent Distribution's site investigations have been conducted, remediation plans developed and any responsibility for remediation action established, the appropriate liabilities have been recorded. Regulatory assets have also been recorded for a majority of these costs as rate recovery has been allowed or is anticipated.

Volumes

Distribution's throughput of 565 Bcf in 1996 reflected an 18.4 Bcf increase over 1995 as residential and commercial tariff sales rose 19 Bcf primarily due to colder weather. Also contributing to the increase in throughput were continued customer growth and higher off-system sales. Transportation volumes decreased
7.1 Bcf reflecting reduced requirements for power generation, the effect of increased pressure from competitive fuels due to higher natural gas prices and the impact of a labor strike which halted production of a major customer. However, the economy in Distribution's service territories remained strong, especially in the steel and oil refinery sectors, largely offsetting these declines.

Distribution's 1995 throughput of 546.6 Bcf reflected an increase of 33.6 Bcf over 1994 due to higher transportation deliveries, off-system sales, continued customer growth and colder weather. Transportation deliveries were 23.4 Bcf higher in 1995 due to strong economic conditions in Distribution's service area. The 7.2 Bcf increase over 1994 in off-system sales reflected recent changes in natural gas industry regulations.

Net Revenues

Net revenues for 1996 of $906.7 million were up $85.2 million over 1995. Colder weather contributed $26 million to the increase in net revenues, higher rates produced $21.2 million and Columbia of Ohio's retention of certain off-system sales revenue resulted in another $10.7 million. Transportation revenues were up $9.3 million, in spite of the throughput decline, as deliveries to higher margin customers increased. Most of the remaining increase was attributable to customer growth and higher revenue surcharges that are offset in expense.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (Continued)

Net revenues of $821.5 million in 1995 were up $86.7 million due to higher rates which generated additional revenues of $56.3 million and improved transportation deliveries that contributed $14.3 million.

Operating Income

Operating income for 1996 of $226 million for Distribution increased $62.4 million over 1995, as the increase in net revenues was only partially offset by an increase of $22.8 million in operating expenses. Included in the higher operating expenses were restructuring costs which increased $21.1 million. All other operation and maintenance expense decreased due to efficiencies and modernization efforts recently implemented. Plant additions contributed to the $3.5 million increase in depreciation expense while lower property taxes resulted in a $0.7 million decline in taxes other than income.

Operating income for 1995 increased $35.3 million over 1994 as higher net revenues were partially offset by increased operating expenses. Operating expenses for 1995 were up approximately $51.4 million primarily due to costs associated with computer applications, labor, and marketing and customer service activities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (Continued)


     STATEMENTS OF OPERATING INCOME FROM DISTRIBUTION OPERATIONS (UNAUDITED)

Year Ended December 31 (in millions)         1996         1995         1994
---------------------------------------------------------------------------
NET REVENUES
    Sales revenues                       $2,007.9     $1,677.8     $1,741.9
    Less: Cost of gas sold                1,206.4        952.2      1,088.6
---------------------------------------------------------------------------
    Net Sales Revenues                      801.5        725.6        653.3
---------------------------------------------------------------------------
    Transportation revenues                 119.8        105.3         88.8
    Less: Associated gas costs               14.6          9.4          7.3
---------------------------------------------------------------------------
    Net Transportation Revenues             105.2         95.9         81.5
---------------------------------------------------------------------------
Net Revenues                                906.7        821.5        734.8
---------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance               463.0        443.0        404.0
    Depreciation                             74.4         70.9         64.5
    Other taxes                             143.3        144.0        138.0
---------------------------------------------------------------------------
Total Operating Expenses                    680.7        657.9        606.5
---------------------------------------------------------------------------
OPERATING INCOME                         $  226.0     $  163.6     $  128.3
---------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (Continued)

                        DISTRIBUTION OPERATING HIGHLIGHTS

                                                 1996          1995          1994          1993         1992
--------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)            148.4         151.8         151.4         117.8          99.7
--------------------------------------------------------------------------------------------------------------
THROUGHPUT (Bcf)
Sales
        Residential                             209.4         196.6         189.7         194.7         186.2
        Commercial                               85.7          79.5          80.8          83.4          81.8
        Industrial and Other                     10.3           7.1           9.7          14.2          15.0
--------------------------------------------------------------------------------------------------------------
Total Sales                                     305.4         283.2         280.2         292.3         283.0
Transportation                                  248.8         255.9         232.5         217.5         203.7
--------------------------------------------------------------------------------------------------------------
Total Throughput                                554.2         539.1         512.7         509.8         486.7
Off-System Sales                                 10.8           7.5           0.3             -             -
--------------------------------------------------------------------------------------------------------------
Total Sold and Transported                      565.0         546.6         513.0         509.8         486.7
--------------------------------------------------------------------------------------------------------------
SOURCES OF GAS FOR THROUGHPUT (Bcf)
Sources of Gas Sold
        Spot market*                            298.7         210.4         235.3         142.3         169.9
        Producers                                47.9          70.9          67.5          56.9          57.1
        Pipelines                                   -            -              -         118.4          84.0
        Storage withdrawals (injections)        (20.8)         23.6         (14.0)         (6.7)        (10.7)
        Company use and other                    (9.6)        (14.2)         (8.3)        (18.6)        (17.3)
--------------------------------------------------------------------------------------------------------------
Total Sources of Gas Sold                       316.2         290.7         280.5         292.3         283.0
Gas received for delivery
        to customers                            248.8         255.9         232.5         217.5         203.7
--------------------------------------------------------------------------------------------------------------
Total Sources                                   565.0         546.6         513.0         509.8         486.7
--------------------------------------------------------------------------------------------------------------
CUSTOMERS
        Residential                         1,815,269     1,794,800     1,764,968     1,737,609     1,711,946
        Commercial                            173,689       172,114       167,067       164,037       161,937
        Industrial and Other                    2,285         2,265         2,312         2,302         2,382
--------------------------------------------------------------------------------------------------------------
        Total                               1,991,243     1,969,179     1,934,347     1,903,948     1,876,265
--------------------------------------------------------------------------------------------------------------
DEGREE DAYS                                     5,975         5,692         5,530         5,677         5,507
--------------------------------------------------------------------------------------------------------------

*Reflects volumes under purchase contracts of less than one year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (Continued)

                      EXPLORATION AND PRODUCTION OPERATIONS

Market Conditions

Gas prices fluctuated considerably in 1996 but were generally much higher than in 1995. The high prices experienced in the first half of 1996 weakened in the third quarter due to mild temperatures, but rebounded sharply in December. As a result of the sale of Columbia Development, effective December 31, 1995, Columbia Resources is the remaining subsidiary in the exploration and production (E&P) segment. Columbia Resources' natural gas prices averaged $2.84 per Mcf in 1996, compared with $2.19 per Mcf in 1995.

Fluctuations in gas prices can cause significant variations in revenues for the E&P segment. To diminish the impact of these price swings and help stabilize revenues, the E&P segment uses gas commodity futures and options contracts as well as swap agreements to hedge the price risk for a portion of its production. Internal guidelines prohibit speculative trading.

Capital Expenditure Program

Columbia Resources participated in the drilling of 45 gross (27 net) development wells in 1996, with a success rate of 76%. A portion of the drilling operations scheduled for 1996 was deferred until 1997 to permit time for management to implement new strategies for its drilling program. These new strategies will result in tighter scheduling and more concerted development activities which are designed to lower average finding and development costs. The deferral of drilling activity in 1996 also permitted Columbia Resources' management to establish new processes necessary to allow for more aggressive drilling efforts in 1997. The capital expenditure program for 1997, which is primarily for drilling activities, is approximately $39 million compared to $12 million in 1996.

Gathering Facilities

On April 29, 1996, Columbia Transmission filed a request with FERC for abandonment and transfer of certain gathering facilities to Columbia Resources. Columbia Resources also requested FERC to disclaim jurisdiction over these assets. Interventions and protests were subsequently filed by producers and other interested parties. Columbia Resources has reached an agreement in principle with the Independent Oil & Gas Association of West Virginia and various Kentucky producers regarding rates and retainage to be charged for gathering services on the facilities. This agreement covers a four-year period commencing with the effective date of the transfer. Columbia Resources also has reached separate agreements with local distribution companies served by these facilities. FERC approval for the abandonment and transfer of these assets by Columbia Transmission to Columbia Resources is expected by mid-1997.

Sale of Columbia Development

On April 30, 1996, (effective December 31, 1995) Columbia sold Columbia Development to a privately-held concern for approximately $200 million. Columbia Development had approximately 196 billion cubic feet equivalent of proved natural gas and oil reserves located in the Gulf of Mexico and on-shore continental United States. An estimated loss of $54.8 million after-tax was recorded in the fourth quarter of 1995 to reflect the sale of this subsidiary. In the second quarter of 1996, an adjustment was recorded that reduced the loss to $49.2 million.

Reserves

Net proved gas reserves for 1996 totaled approximately 645 Bcf, an increase of 45 Bcf over 1995. This increase reflects additional reserves that are available to be produced under current market conditions. In 1995, net proved gas reserves totaled approximately 600 Bcf compared with 684 Bcf the year earlier, due to the sale of Columbia Development.

Proved reserves for oil, condensate and natural gas liquids decreased from 1.7 million barrels at the end of 1995 to 0.8 million barrels at the end of 1996.

Merger of Columbia Coal Gasification Corporation

In July 1996, Columbia Coal Gasification Corporation was merged into Columbia Resources in order to increase administrative and operating efficiencies. Columbia Resources has initiated an auction of the coal assets acquired in this merger which is projected to result in a sale during 1997.

Volumes

Gas production decreased 49% to 33.6 Bcf in 1996 due to the sale of Columbia Development. After adjusting for this sale, gas production was essentially unchanged. From 1994 to 1995, production volumes decreased 1.9% to 65.4 Bcf due to normal production declines from onshore wells in the Southwest while gas production in the Appalachian area was essentially unchanged.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (Continued)

Oil and liquids production decreased by 2.6 million barrels in 1996 due to the sale of Columbia Development. After adjusting for this sale, oil and liquids production was essentially unchanged. In 1995, oil and liquids production declined 21.1% to 2.8 million barrels from 1994 due to decreases in onshore well production and gas processing.

Operating Revenues

In 1996, operating revenues were $104.5 million, a decrease of $76.1 million from 1995, reflecting the sale of Columbia Development. Gas revenues for Columbia Resources increased $22 million, as a result of higher average prices. Operating revenues of $180.6 million in 1995 were down $24.7 million from 1994 primarily due to lower gas prices and significantly lower oil and liquids production in the Southwest.

Operating Income

Operating income in 1996 increased $26.3 million to $30 million primarily reflecting the improvement in average gas prices over the past year. Operating expenses in 1996 were $102.4 million lower than 1995 due to the sale of Columbia Development at year end 1995 as well as reengineering initiatives implemented by Columbia Resources that resulted in a 40% reduction in its administrative and professional workforce. From 1994 to 1995, operating income had declined $26.9 million to $3.7 million as the result of lower operating revenues.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (Continued)



   STATEMENTS OF OPERATING INCOME FROM EXPLORATION AND PRODUCTION OPERATIONS
                                  (UNAUDITED)


Year Ended December 31 (in millions)      1996       1995      1994
-------------------------------------------------------------------
OPERATING REVENUES
    Gas                                 $ 99.1     $134.4    $150.7
    Oil and liquids                        5.4       46.2      54.6
-------------------------------------------------------------------
Total Operating Revenues                 104.5      180.6     205.3
-------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance             37.0       79.6      76.9
    Depreciation and depletion            28.8       86.9      86.2
    Other taxes                            8.7       10.4      11.6
-------------------------------------------------------------------
Total Operating Expenses                  74.5      176.9     174.7
-------------------------------------------------------------------
OPERATING INCOME                        $ 30.0     $  3.7    $ 30.6
-------------------------------------------------------------------


                EXPLORATION AND PRODUCTION OPERATING HIGHLIGHTS*


                                         1996     1995      1994      1993      1992
------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)     12.1     86.8     101.6      95.1      70.8
------------------------------------------------------------------------------------
PROVED RESERVES
Gas (Bcf)                               644.5    599.5     683.8     697.0     779.5
Oil and Liquids (000 barrels)             774    1,651    12,255    12,792    14,650
------------------------------------------------------------------------------------
PRODUCTION
Gas (Bcf)                                33.6     65.4      66.7      71.5      69.2
Oil and Liquids (000 barrels)             281    2,849     3,611     3,603     3,061
------------------------------------------------------------------------------------
AVERAGE PRICES
Gas ($ per Mcf)**                        2.84     1.96      2.18      2.28      2.02
Oil and Liquids ($ per barrel)          19.07    16.17     15.09     16.17     18.20
------------------------------------------------------------------------------------

 * Years 1992 through 1995 include operating results from Columbia Development that was sold effective December 31, 1995.
 ** Includes the effect of hedging activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                     MARKETING, PROPANE AND POWER GENERATION

Marketing Initiatives

Columbia Energy Services Corporation (Columbia Energy) is Columbia's nonregulated natural gas marketing company. It provides gas supply, fuel management and transportation-related services to a diverse customer base, including cogenerators, local distribution companies, industrial plants, commercial businesses, joint marketing partners and residences. In 1996, Columbia Energy made its residential debut in an unbundling pilot program in Washington County, Pennsylvania. This first-time effort resulted in approximately 5,000 residential customers for Columbia Energy.

Columbia Energy formed a wholly-owned subsidiary, Columbia Service Partners, Inc. (Columbia Service) to provide a variety of nonregulated products and services to both homeowners and businesses. The new company's initial focus is on the energy-related needs of Distribution's customers. In the second quarter of 1996, Columbia Service introduced Appliance Partner, a service which offers customers prompt appliance repair from qualified independent contractors for a monthly premium. Another service provided by Columbia Service, similar to Appliance Partner, is Gas Line Guarantee. This service provides for repairs and replacement of customer-owned gas service lines running from the street to the house. Columbia Service has also initiated a billing insurance program, Payment Partner, for customers within certain areas of Distribution's service territory. As of year-end 1996, Columbia Service had nearly 26,000 customers among the three programs. In the future, Columbia Service expects to complement these services with warranty and energy management services to commercial and industrial customers. These new programs are part of Columbia's ongoing effort to become a full service provider of energy and energy-related services.

Columbia Network Services

In late 1996, Columbia formed Columbia Network Services Corporation (Columbia Network), a wholly-owned subsidiary, to provide telecommunications and information services. Columbia Network's primary focus is to assist personal communications service (PCS) and other microwave radio service licensees in locating and constructing antenna facilities as well as maintaining and managing PCS sites for the licensees. In October 1996, Columbia Network entered into an agreement with SABRE Decision Technologies (SDT), a division of The SABRE Group, Inc. to jointly develop an electronic energy information system. During the initial phase, a standardized electronic bulletin board (EBB) will be designed for use by the natural gas industry. The EBB will implement FERC-mandated business standards for electronic gas transportation transactions and provide a single centralized interface that customers can utilize to conduct business with a multitude of gas transportation service providers (TSPs). This type of system is expected to reduce the overall transaction costs of trading and transporting gas, support the standardization of gas transactions for the natural gas industry, and allow TSPs to concentrate on their core businesses. Columbia Network also plans to offer energy management services relating to the collection and management of customer energy usage information. In addition, these services may provide opportunities for real-time interactive communications with customers with respect to a wide variety of information, products, and services not exclusively energy-related.

Propane

The propane companies serve approximately 79,650 customers in parts of 10 eastern states and the District of Columbia. To increase profitability, the propane operations continually seek opportunities to improve competitiveness and expand services which may include acquisitions. During 1996, propane sales by Columbia Propane Corporation and Commonwealth Propane, Inc. (Commonwealth Propane) totaled 75.9 million gallons, an increase of 7 million gallons over 1995.

Cogeneration

Columbia is part owner in three cogeneration projects through its subsidiary, TriStar Ventures Corporation (TriStar). These facilities produce both electricity and useful thermal energy and are fueled principally by natural gas. TriStar holds various interests in these facilities that have a total capacity of approximately 250 megawatts. A fourth project, the Binghamton Cogeneration Partnership, terminated operations and the power agreement was sold in early 1997. TriStar's primary focus has been the development, ownership and operation of natural gas-fueled cogeneration power plants selling electric power to local electric utilities under long-term contract.

TriStar's strategic objective is to develop and/or acquire efficient, natural gas-fired merchant generating capacity throughout and close to Columbia's service territories. This will allow TriStar to maximize the synergism afforded by the System's fuel supply capabilities of Columbia's subsidiaries. Management believes ownership of these

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

generating assets will add value by complementing Columbia's growth as an integrated energy supply company by ensuring Columbia's customers access to reliable, low cost electric energy.

Commodity Hedging

Columbia Energy and Commonwealth Propane use commodity futures to hedge prices on commitments for natural gas purchases and sales and propane inventories. Internal guidelines prohibit speculative trading.

Columbia Energy uses commodity futures contracts and basis swaps to assure acceptable margins on the purchase and resale of natural gas in future months. When Columbia Energy makes a sale for future delivery without having natural gas committed to that sale, it purchases commodity futures to reduce the risk of increasing prices prior to purchasing the natural gas to fulfill the sales obligation.

Commonwealth Propane purchases propane and places it in inventory for future sale. Commonwealth Propane sells commodity futures on a portion of its inventory at the time of purchase to protect it from decreasing prices.

Net Revenues

Net revenues for 1996 increased $9.6 million over 1995 primarily reflecting the favorable effect of colder weather on the various energy-related operations. Net revenues from gas marketing activities increased $9.4 million due largely to sales volumes that almost doubled. Propane operations also experienced an increase of 10% in volumes sold in 1996 which led to the $2.8 million increase in net revenues. Net revenues in 1996 from power generation activities were essentially unchanged from 1995.

There was no change in net revenues between 1995 and 1994 as a small increase in gas marketing was offset by lower propane and other revenues.

Operating Income

Operating income in 1996 increased a modest $0.3 million over the prior year. The impact on net revenues of increased gas marketing sales was partially offset by higher operating expenses due to the startup of Columbia Service and costs associated with business expansion. The increase in net revenues resulting from higher gas marketing and propane sales was also tempered by restructuring expenses and incentive awards.

The $2.6 million decrease in operating income in 1995 to $12.2 million reflected higher operating expenses for propane operations. Operating income for gas marketing services was relatively unchanged from the previous year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

             STATEMENTS OF OPERATING INCOME FROM MARKETING, PROPANE
                        AND POWER GENERATION (UNAUDITED)

Year Ended December 31 (in millions)      1996      1995      1994
------------------------------------------------------------------
NET REVENUES
    Gas marketing revenues              $728.0    $237.9    $232.1
    Less: Products purchased             711.5     230.8     225.3
------------------------------------------------------------------
    Net Gas Marketing Revenues            16.5       7.1       6.8
------------------------------------------------------------------
    Propane revenues                      80.7      65.1      63.2
    Less: Products purchased              48.3      35.5      33.4
------------------------------------------------------------------
    Net Propane Revenues                  32.4      29.6      29.8
------------------------------------------------------------------
    Other revenues                         7.7      10.3      10.4
------------------------------------------------------------------
Net Revenues                              56.6      47.0      47.0
------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance             38.8      29.7      27.3
    Depreciation and depletion             3.1       2.6       2.3
    Other taxes                            2.2       2.5       2.6
------------------------------------------------------------------
Total Operating Expenses                  44.1      34.8      32.2
------------------------------------------------------------------
OPERATING INCOME                        $ 12.5    $ 12.2    $ 14.8
------------------------------------------------------------------

          MARKETING, PROPANE AND POWER GENERATION OPERATING HIGHLIGHTS

                                          1996      1995      1994      1993      1992
--------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)       6.3       6.6       4.7       9.7       8.7
--------------------------------------------------------------------------------------
PROPANE
Gallons sold (millions)                   75.9      68.9      68.5      58.1      63.3
Customers                               79,650    74,308    68,218    67,895    65,899
--------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                               BANKRUPTCY MATTERS

On November 28, 1995, Columbia and its wholly-owned subsidiary, Columbia Gas Transmission Corporation (Columbia Transmission), emerged from Chapter 11 protection of the Federal Bankruptcy Code under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). Both Columbia and Columbia Transmission had operated under Chapter 11 protection since July 31, 1991. Certain unresolved bankruptcy-related matters are still within the jurisdiction of the Bankruptcy Court.

Unsettled Producer Claims

Columbia Transmission's approved plan of reorganization (Plan) provided that producers who rejected settlement offers contained in the Plan may continue to litigate their claims under the Bankruptcy Court approved claims estimation procedures discussed below. If and when these claims are ultimately allowed, the producers will receive the same percentage payout on their allowed claims that other settling producers have received. Under the terms of the Plan, the actual distribution percentage for all producer allowed claims over $25,000 will not be less than 68.875% or greater than 72.5%. The exact distribution percentage will depend on the level of aggregate allowed producer claims. Until the total amount of contested producer claims is established, 5% of the maximum 72.5% payout to be distributed to producer claimants for allowed claims and to Columbia for its unsecured debt claim will be withheld. Additional distributions, if any, will be made once the total amount of allowed producer claims has been determined.


Producer Claims Estimation Process

In 1992, the Bankruptcy Court approved both the appointment of a claims mediator, and the implementation of a claims estimation procedure for the quantification of claims arising from Columbia Transmission's rejection of above-market gas purchase contracts and other claims by producers related to gas purchase contracts. In late 1994 and early 1995, the claims mediator issued Initial and Supplemental Reports on Generic Issues for Natural Gas Contract Claims and directed producer claimants to submit recalculated claims incorporating the recommendations and instructions. The recommendations and instructions set out in the reports have not been considered by the Bankruptcy Court. In mid-1995 most producers, with which Columbia Transmission had not yet negotiated settlements, submitted recalculated claims to the claims mediator amounting to over $2 billion in aggregate. Since mid-1995, additional producers have settled their claims or resolved them by means of litigation within the claims estimation process and virtually all of these claims have been allowed by the Bankruptcy Court at their litigated or settled level. As of the end of February 1997, approximately $156 million in recalculated claims remain to be settled.

The claims estimation procedures remain in place for use in the post-confirmation liquidation of unresolved producer claims. The claims mediator is holding evidentiary hearings with respect to individual producer claims, including claim-specific issues not addressed by the reports. Recommendations made by the claims mediator are subject to review by the Bankruptcy Court, and all parties have rights of appellate review. When claims are allowed by the Bankruptcy Court and the allowances become final, Columbia Transmission will make distributions with respect to those claims pursuant to the Plan. The timing of this on-going litigation process is impossible to predict. Any distributions on producer claims ultimately liquidated in an aggregate amount in excess of those proposed by the Plan will be funded, to the extent necessary, by the 5% holdback from resolved producers and a matching contribution by the reorganized Columbia Transmission. If the holdback and matching contributions are exhausted, any further distribution would be funded entirely by Columbia Transmission. Columbia has guaranteed the payments to producers in cash or in Columbia common stock if the holdback amounts are exhausted. Based on the information received and evaluated to date, Columbia Transmission believes adequate reserves have been established for resolution of the remaining producer claims and the payment of any amounts which may ultimately become due to producers with respect to the 5% holdback.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




-----------------------------------------------------------
Index                                                  Page
-----------------------------------------------------------
Report of Independent Public Accountants..............   41
Statements of Consolidated Income.....................   42
Consolidated Balance Sheets...........................   43
Statements of Consolidated Cash Flows.................   45
Statements of Consolidated Common Stock Equity........   46
Notes to Consolidated Financial Statements............   47

Schedule II - Valuation and Qualifying Accounts.......   74
-----------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of The Columbia Gas System, Inc.:


We have audited the accompanying consolidated balance sheets of The Columbia Gas System, Inc. (a Delaware corporation, the "Corporation") and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, cash flows and common stock equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 6B, effective January 1, 1994, the Corporation changed its method of accounting for postemployment benefits pursuant to standards promulgated by the Financial Accounting Standards Board.

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


New York, New York
January 27, 1997

                        STATEMENTS OF CONSOLIDATED INCOME
                 The Columbia Gas System, Inc. and Subsidiaries


Year Ended December 31 (in millions except per share amounts)          1996           1995*           1994*
----------------------------------------------------------------------------------------------------------
 OPERATING REVENUES
   Gas sales                                                     $  2,679.4     $  1,929.0      $  2,031.3
   Transportation                                                     491.3          487.7           505.7
   Other                                                              183.3          218.5           210.1
----------------------------------------------------------------------------------------------------------
 Total Operating Revenues                                           3,354.0        2,635.2         2,747.1
 OPERATING EXPENSES
   Products purchased                                               1,481.1          820.6           984.2
   Operation                                                          854.5          826.7           774.4
   Maintenance                                                        111.4          116.6           133.7
   Depreciation and depletion                                         215.2          270.0           261.7
   Other taxes                                                        213.6          211.1           209.0
----------------------------------------------------------------------------------------------------------
 Total Operating Expenses                                           2,875.8        2,245.0         2,363.0
 Operating Income                                                     478.2          390.2           384.1
----------------------------------------------------------------------------------------------------------
 OTHER INCOME (DEDUCTIONS)
   Interest income and other, net (Note 15)                            26.1          (58.2)           35.2
   Interest expense and related charges** (Note 16 )                 (166.8)        (988.4)          (14.8)
   Reorganization items, net (Note 2C)                                   --           13.4           (12.3)
----------------------------------------------------------------------------------------------------------
 Total Other Income (Deductions)                                     (140.7)      (1,033.2)            8.1
----------------------------------------------------------------------------------------------------------
 INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
    ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE
                                                                      337.5         (643.0)          392.2
 Income taxes (Note 7)                                                115.9         (210.7)          146.0
----------------------------------------------------------------------------------------------------------
 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
    CUMULATIVE EFFECT  OF ACCOUNTING CHANGE                           221.6         (432.3)          246.2

      Extraordinary item (Note 6A)                                       --           71.6              --
      Cumulative effect of change in accounting for
         postemployment benefits (Note 6B)                               --             --            (5.6)
----------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                                               $    221.6     $   (360.7)     $    240.6
----------------------------------------------------------------------------------------------------------

 EARNINGS (LOSS) PER SHARE OF COMMON STOCK
    (based on average shares outstanding)
       Before extraordinary item and accounting change           $     4.12     $    (8.57)     $     4.87
       Extraordinary item                                                --           1.42              --
       Change in accounting for postemployment benefits                  --             --           (0.11)
----------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share of Common Stock                        $     4.12     $    (7.15)     $     4.76

----------------------------------------------------------------------------------------------------------
DIVIDENDS PAID PER SHARE OF COMMON STOCK                         $     0.60     $       --      $       --
----------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS)                        53,782         50,468          50,560
----------------------------------------------------------------------------------------------------------

 *   Reference is made to Note 2 of  Notes to Consolidated Financial Statements.

** Due to the bankruptcy filings, interest expense of approximately $230 million was not recorded in 1994 (see Note 2 of Notes to Consolidated Financial Statements). Interest expense of $982.9 million including write-off of unamortized discounts on debentures, was recorded in the fourth quarter of 1995.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                 The Columbia Gas System, Inc. and Subsidiaries





Assets as of December 31 (in millions)                                  1996         1995*
-----------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
   Gas utility and other plant, at original cost                    $6,994.4     $6,903.2
   Accumulated depreciation and depletion                           (3,344.5)    (3,322.0)
-----------------------------------------------------------------------------------------
   Net Gas Utility and Other Plant                                   3,649.9      3,581.2
-----------------------------------------------------------------------------------------
   Gas and oil producing properties, full cost method                  502.8        516.3
   Accumulated depletion                                              (146.4)      (141.1)
-----------------------------------------------------------------------------------------
   Net Gas and Oil Producing Properties                                356.4        375.2
-----------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                    4,006.3      3,956.4
-----------------------------------------------------------------------------------------
  INVESTMENTS AND OTHER ASSETS
     Accounts receivable - noncurrent                                    6.3         91.2
     Unconsolidated affiliates                                          69.0         78.2
     Assets held for sale                                               12.1        182.8
     Other                                                              15.9          2.4
-----------------------------------------------------------------------------------------
Total Investments and Other Assets                                     103.3        354.6
-----------------------------------------------------------------------------------------
  CURRENT ASSETS
      Cash and temporary cash investments                               49.8          8.0
      Accounts receivable
        Customers (less allowance for doubtful accounts of $16.2
             and $12.3, respectively)                                  562.2        429.2
      Other                                                             35.4         81.8
    Income tax refund                                                     --        271.5
    Gas inventory                                                      237.8        172.3
    Other inventories - at average cost                                 45.1         41.5
    Prepayments                                                         73.8         56.9
    Regulatory assets                                                   63.4         76.5
    Underrecovered gas costs                                           104.7          0.2
    Prepaid property tax                                                81.1         77.1
    Exchange gas receivable                                            114.6         20.6
    Other                                                               68.0         40.3
-----------------------------------------------------------------------------------------
Total Current Assets                                                 1,435.9      1,275.9
-----------------------------------------------------------------------------------------
REGULATORY ASSETS                                                      410.1        422.0
DEFERRED CHARGES                                                        49.0         48.1
-----------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $6,004.6     $6,057.0
-----------------------------------------------------------------------------------------

*Reference is made to Note 2 of Notes to Consolidated Financial Statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Capitalization and Liabilities as of December 31 (in millions)        1996         1995*
---------------------------------------------------------------------------------------
COMMON STOCK EQUITY
 Common stock, par value $10 per share - issued 55,263,659
   and 50,620,180 shares, respectively                            $  552.6     $  506.2
 Additional paid in capital                                          743.2        595.8
 Retained earnings                                                   259.3         69.8
 Unearned employee compensation                                       (1.5)          --
 Cost of treasury stock (1,416,155 shares)                              --        (57.8)
---------------------------------------------------------------------------------------
Total Common Stock Equity                                          1,553.6      1,114.0
PREFERRED STOCK (Note 10)                                               --        399.9
LONG-TERM DEBT (Note 11)                                           2,003.8      2,004.5
---------------------------------------------------------------------------------------
Total Capitalization                                               3,557.4      3,518.4
---------------------------------------------------------------------------------------
CURRENT LIABILITIES
 Short-term debt (Note 12)                                           250.0        338.9
 Accounts and drafts payable                                         348.6        215.7
 Accrued taxes                                                       142.6        271.3
 Accrued interest                                                     14.8         94.3
 Estimated rate refunds                                              114.0         96.1
 Estimated supplier obligations                                      115.1        178.3
 Overrecovered gas costs                                                --         41.7
 Transportation and exchange gas payable                              95.4         46.7
 Other                                                               371.1        295.6
---------------------------------------------------------------------------------------
Total Current Liabilities                                          1,451.6      1,578.6
---------------------------------------------------------------------------------------
OTHER LIABILITIES AND DEFERRED CREDITS
 Deferred income taxes - noncurrent                                  557.7        468.6
 Investment tax credits                                               37.1         38.6
 Postretirement benefits other than pensions                         172.3        208.2
 Regulatory liabilities                                               44.5         44.9
 Other                                                               184.0        199.7
---------------------------------------------------------------------------------------
Total Other Liabilities and Deferred Credits                         995.6        960.0
---------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 14)                       --           --
---------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                              $6,004.6     $6,057.0
---------------------------------------------------------------------------------------

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                 The Columbia Gas System, Inc. and Subsidiaries

Year Ended December 31 (in millions)                                         1996        1995*         1994*
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
      Net income (loss)                                                  $  221.6    $ (360.7)     $  240.6
      Adjustments for items not requiring (providing) cash:
            Depreciation and depletion                                      215.2       270.0         261.7
            Deferred income taxes                                            78.1        66.1          72.2
            Reapplication of SFAS 71                                           --       (71.6)           --
            Loss on sale of Columbia Gas Development Corp.                     --        77.8            --
            Interest expense settled at emergence                              --       702.9            --
      Payment of Chapter 11 liabilities                                        --    (1,169.1)           --
      Other - net**                                                         (10.8)      (94.0)        (19.4)
      Changes in components of working capital:
            Accounts receivable                                             (64.3)       99.7         135.9
            Income tax refunds                                              271.5          --            --
            Gas inventory                                                   (65.6)       58.0         (32.5)
            Prepayments                                                     (16.3)       12.3          (8.0)
            Accounts payable                                                160.8        38.3         (35.5)
            Accrued taxes                                                   (85.5)     (314.9)         45.7
            Accrued interest                                                (71.5)      (56.5)           --
            Estimated rate refunds                                           17.8       (56.6)       (133.3)
            Estimated supplier obligations                                  (63.2)      (44.0)        (49.7)
            Under/Overrecovered gas costs                                  (146.3)      (18.0)        106.7
            Exchange gas payable                                             46.9        10.4         (31.7)
            Other working capital                                           (25.7)       42.5          20.1
-----------------------------------------------------------------------------------------------------------
Net Cash From Operations                                                    462.7      (807.4)        572.8
-----------------------------------------------------------------------------------------------------------
Investment Activities
      Capital expenditures                                                 (316.4)     (411.0)       (433.6)
      Proceeds received on the sale of Columbia Gas Development Corp.       187.8          --            --
      Sale of partnership interest                                            2.7        10.9            --
      Other investments - net                                                14.3        25.2          (1.3)
-----------------------------------------------------------------------------------------------------------
Net Investment Activities                                                  (111.6)     (374.9)       (434.9)
-----------------------------------------------------------------------------------------------------------
Financing Activities
      Retirement of prepetition debt obligations                               --      (637.3)           --
      Retirement of preferred stock                                        (400.0)         --            --
      Dividends paid                                                        (32.2)         --            --
      Issuance of common stock                                              250.8         1.8            --
      Net increase (decrease) in short-term debt                            (88.9)      338.9            --
      Other financing activities                                            (39.0)        5.1           3.5
-----------------------------------------------------------------------------------------------------------
Net Financing Activities                                                   (309.3)     (291.5)          3.5
-----------------------------------------------------------------------------------------------------------
Increase (Decrease) in cash and temporary cash investments                   41.8    (1,473.8)        141.4
Cash and temporary cash investments at beginning of year                      8.0     1,481.8       1,340.4
-----------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of year                       $   49.8    $    8.0      $1,481.8
-----------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
      Cash paid for interest                                                 80.8       284.9           0.8
      Cash paid for income taxes (net of refunds)                           (93.4)       42.3          37.4
-----------------------------------------------------------------------------------------------------------

   * Reference is made to Note 2 of Notes to Consolidated Financial Statements. ** Includes changes in Liabilities Subject to Chapter 11 Proceedings of
     ($2,842.0) million in 1995 and $61.1 million in 1994. The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY
                 The Columbia Gas System, Inc. and Subsidiaries




                                                Common Stock*
                             ------------------------------------------    Additional                     Unearned
   (in millions except                 Shares          Par     Treasury       Paid In     Retained        Employee
    for share amounts)       Outstanding(000)        Value        Stock       Capital     Earnings    Compensation       Total
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993           50,559     $  505.6     $     --      $  601.8     $  189.9        $  (70.0)    $1,227.3
Net Income                                                                                   240.6                        240.6
Common stock issued:
  Long-Term Incentive Plan                  4                                     0.1                                       0.1
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994           50,563        505.6           --         601.9        430.5           (70.0)     1,468.0
Net Loss                                                                                    (360.7)                      (360.7)
Termination of LESOP                   (1,416)                    (57.8)         (7.9)                        70.0          4.3
Common stock issued:
  Long-Term Incentive Plan                 57          0.6                        1.8                                       2.4
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995           49,204        506.2        (57.8)        595.8         69.8              --      1,114.0
Net Income                                                                                   221.6                        221.6
Cash Dividends:
  Common Stock                                                                               (32.1)                       (32.1)
Common stock issued:
  Public Offering                       5,750         43.3         57.8         137.5                                     238.6
  Long-Term Incentive Plan                310          3.1                        9.9                         (1.5)        11.5
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996           55,264     $  552.6     $     --      $  743.2     $  259.3        $   (1.5)    $1,553.6
-------------------------------------------------------------------------------------------------------------------------------

*100 million shares authorized at December 31, 1996, 1995, 1994 and 1993 - $10 par value. The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   Notes To Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of The Columbia Gas System, Inc. (Columbia) and all subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

B. CASH AND CASH EQUIVALENTS. Columbia considers all highly liquid short-term debt instruments to be cash equivalents.

      To settle its Chapter 11 prepetition obligations in 1995, Columbia distributed approximately $3.6 billion to its creditors. This settlement distribution included $2.3 billion for Columbia's prepetition debt and approximately $1 billion for interest on that debt. It was funded by $2 billion in new long-term debt securities, $1 billion in cash, which included cash on hand, $0.4 billion of new bank debt, and $0.2 billion in Redeemable Preferred Stock, Series A (Series A - Preferred Stock) and $0.2 billion in Convertible Preferred Stock, Series B (Series B-DECS). The issuance of these securities represented non-cash financing activities. In February 1996, Columbia redeemed the Series A-Preferred Stock and Series B-DECS as allowed under the terms of Columbia's approved plan of reorganization.

C. BASIS OF ACCOUNTING FOR RATE-REGULATED SUBSIDIARIES. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. As more fully discussed in Note 6A, Columbia's transmission subsidiaries reapplied the provisions of SFAS No. 71 during 1995, concurrent with the emergence from Chapter 11 protection. Columbia's gas distribution subsidiaries have been following and continue to follow the accounting and reporting requirements of SFAS No. 71.

      Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Condensed information for assets and liabilities subject to utility regulation and rate determination are as follows:

                                                                      Transmission                    Distribution
                                                                      Subsidiaries                    Subsidiaries
At December 31 ($ in millions)                                    1996            1995            1996            1995
----------------------------------------------------------------------------------------------------------------------
ASSETS
     Environmental costs                                         123.6           132.5             7.1             8.2
     Postemployment and postretirement benefits                   69.4            76.4           129.9           138.0
     Percent of income plan receivables                             --              --            17.9            16.5
     Retirement income plan costs                                 21.4            14.6            20.2            17.8
     Regulatory effects of accounting for income taxes              --              --            49.0            50.9
     Post in-service carrying charges                               --              --            18.9            24.4
     Underrecovered gas costs                                       --              --           104.7              --
     Other                                                         9.9             9.3             6.3             9.9
----------------------------------------------------------------------------------------------------------------------
Total regulatory assets                                          224.3           232.8           354.0           265.7
----------------------------------------------------------------------------------------------------------------------
LIABILITIES
    Rate refunds and reserves                                     95.5            36.0            18.4            60.1
    Overrecovered gas costs                                         --              --              --            41.7
    Regulatory effects of accounting for income taxes             21.5            23.4            25.2            25.5
    Other                                                          6.8             5.2              --              --
----------------------------------------------------------------------------------------------------------------------
Total regulatory liabilities                                     123.8            64.6            43.6           127.3
----------------------------------------------------------------------------------------------------------------------

D. GAS UTILITY AND OTHER PLANT AND RELATED DEPRECIATION. Property, plant and equipment (principally utility plant) are stated at original cost. The cost of gas utility and other plant of the rate regulated subsidiaries includes an allowance for funds used during construction (AFUDC). Property, plant and equipment of other subsidiaries includes interest during construction (IDC). The 1996 before-tax rates for AFUDC and IDC were 6.15 percent and 6.9 percent, respectively. The 1995 and 1994 before-tax rates for AFUDC and IDC were 8 percent and 9.6 percent, respectively.

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

      The average annual depreciation rate for the transmission subsidiaries' property was 2.5 percent in 1996, 2.6 percent in 1995 and 2.7 percent in 1994. The average annual depreciation rate for the distribution subsidiaries' property was 3.4 percent in 1996 and 3.3 percent in 1995 and 1994.

E. GAS AND OIL PRODUCING PROPERTIES. Columbia's subsidiaries engaged in exploring for and developing gas and oil reserves follow the full cost method of accounting. Under this method of accounting, all productive and nonproductive costs directly identified with acquisition, exploration and development activities including certain payroll and other internal costs are capitalized. Depletion for those subsidiaries is based upon the ratio of current-year revenues to expected total revenues, utilizing current prices, over the life of production. If costs exceed the sum of the estimated present value of the net future gas and oil revenues and the lower of cost or estimated value of unproved properties, an amount equivalent to the excess is charged to current depletion expense. Gains or losses on the sale or other disposition of gas and oil properties are normally recorded as adjustments to capitalized costs, except in the case of a sale of a significant amount of properties, which could be reflected in the income statement.

      On April 30, 1996, Columbia sold Columbia Gas Development Corporation (Columbia Development) effective December 31, 1995, to a privately held exploration and development firm for approximately $200 million. The sale included approximately 196 billion cubic feet equivalent of proved gas and oil reserves, located in the Gulf of Mexico and on-shore continental United States. An after-tax loss of $54.8 million was recorded in the fourth quarter of 1995. An adjustment to the loss of $5.6 million after-tax was recorded during 1996.

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

G. GAS INVENTORY. The distribution subsidiaries' gas inventory is carried at cost on a last-in, first-out (LIFO) basis. The excess of replacement cost of gas inventory at December 31, 1996, over the carrying value is approximately $157 million. Liquidation of LIFO layers related to gas delivered by the distribution subsidiaries does not affect income since the effect is passed through to customers as part of purchased gas adjustment tariffs.

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

L. ENVIRONMENTAL EXPENDITURES. Columbia accrues for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated, regardless of when expenditures are made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and, when possible, site-specific costs. The reserve is adjusted as further information is developed or circumstances change. Rate-regulated subsidiaries applying SFAS No. 71 establish a regulatory asset on the balance sheet to the extent that future recovery of environmental remediation costs is expected through the regulatory process.

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

N. STOCK OPTIONS AND AWARDS. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), effective in 1996, encourages, but does not require, entities to adopt the fair value method of accounting for stock based compensation plans. This statement requires the value of the option at the date of grant be amortized over the vesting period of the option. Columbia continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25).

      For stock appreciation rights, compensation expense is recognized on the aggregate difference between the market price of Columbia's stock and the option price. Compensation expense related to contingent stock awards is recognized over the vesting period. Columbia sets the grant price of the options at the market price of the stock on the grant date. In accordance with APB Opinion No. 25, expense related to stock options is measured by the difference between the grant price and Columbia's stock price on the measurement date (grant date). Since the difference between the grant price and Columbia's stock price on the measurement date is de minimus, no compensation expense is recognized. When stock options are exercised, common stock is credited for the par value of shares issued and additional paid in capital is credited with the consideration in excess of par.

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

            -     $1 billion in cash, funded by cash on hand and new bank debt;
                  and

            - $200 million in Redeemable Preferred Stock, Series A and $200 million in Convertible Preferred Stock, Series B (subsequently redeemed in February 1996).

      The interest rates on the new debt securities and the dividend rates and other financial terms of the new equity securities were based on market levels at the time of emergence. Columbia's new long-term debt obligations were rated as investment grade by three major rating agencies.

      Columbia Transmission's Plan is guaranteed financially by Columbia, and provided a total distribution of approximately $3.9 billion to its creditors of which approximately $1.2 billion represented producer claims. Columbia Transmission's Plan provided that producers who rejected settlement offers contained in Columbia Transmission's Plan may continue to litigate their claims under the Bankruptcy Court-approved claims estimation procedures, described below, and receive the same percentage payout on their allowed claims, when and if ultimately allowed, as received by the settling producers. Columbia Transmission's Plan further provided that the actual distribution percentage for all producer claims, which would not be less than 68.875% or greater than 72.5%, could not be determined until the total amount of contested producer claims is established, and until such time, 5% of the maximum amount (based on a 72.5% payout) to be distributed to producer claimants for allowed claims and to Columbia for unsecured debt will be withheld. Additional distributions, if any, will be made when the total amount of allowed producer claims has been determined.

B. PRODUCER CLAIMS ESTIMATION PROCESS. In 1992, the Bankruptcy Court approved the appointment of a claims mediator and the implementation of a claims estimation procedure for the quantification of claims arising from the rejection of above-market gas purchase contracts and other claims by producers related to gas purchase contracts with Columbia Transmission. In late 1994 and early 1995, the claims mediator issued Initial and Supplemental Reports On Generic Issues for Natural Gas Contract Claims and directed producer claimants to submit recalculated claims. The recommendations and instructions set out in the reports have not been considered by the Bankruptcy Court. In mid-1995, most producers with which Columbia Transmission had not yet negotiated settlements submitted recalculated claims to the claims mediator. Those recalculated claims amounted to over $2 billion. Since mid-1995, numerous additional producers have settled their claims or resolved them by means of litigation within the claims estimation process and virtually all of these claims have been allowed by the Bankruptcy Court at their litigated or settled level.

      The claims estimation procedures remain in place for use in the post-confirmation liquidation of those producer claims that remain unresolved. The claims mediator is holding evidentiary hearings with respect to individual producer claims, including claim-specific issues not addressed by the reports. Recommendations made by the claims mediator are subject to review by the Bankruptcy Court and all parties have rights of appellate review. When claims are allowed by the Bankruptcy Court and the allowances become final, Columbia Transmission will make distributions with respect to those claims pursuant to the Plan. The timing of this litigation process is impossible to predict. Based on the information received and evaluated to date, Columbia believes adequate reserves have been established for resolution of the remaining producer claims and the payment of any amounts which may ultimately become due to producers with respect to the 5% holdback.

C. REORGANIZATION ITEMS. During 1995 and 1994, Columbia and Columbia Transmission have earned interest income on cash accumulated from the suspension of payments related to prepetition liabilities and incurred expenses associated with professional fees and other related services. Included in 1995 is approximately $47.7 million of expense for items related to emergence from bankruptcy and 1994 reflected additional expense of $40 million for adjustments to reserves for producer claim levels based on the Claims Mediator's Report.

      Listed below is a summary of Reorganization Items included in the income statements.



($ in millions)                             1996    1995       1994
-------------------------------------------------------------------
Interest income on accumulated cash           --    93.5       63.4
Professional fees and related expenses        --   (28.2)     (35.4)
Other reorganization items, net               --   (51.9)     (40.3)
-------------------------------------------------------------------
Reorganization Items, Net                     --    13.4      (12.3)
-------------------------------------------------------------------

3.    REGULATORY MATTERS

      A. In August 1995, Columbia Transmission filed with the Federal Energy Regulatory Commission (FERC) its first general rate case since 1991, requesting an increase in annual revenue of approximately $147 million. Columbia Transmission also proposed to recover its net investment in gathering and certain gas processing facilities over a period of five years. The FERC authorized the new rates to be implemented on February 1, 1996, subject to refund. However, in an effort to reach a timely resolution of the issues included in the filing, Columbia Transmission agreed to collect only 75% of the requested rate increase for an interim period.

            In January 1997, the FERC administrative law judge presiding over the rate case certified to FERC a settlement filed on November 22, 1996 by Columbia Transmission. The settlement, which is supported by all of Columbia Transmission's firm service customers, resolves rate, cost of service, unbundling and certain other issues in the case. It resolves issues in related filings as well, including the transfer of certain gathering facilities to Columbia Transmission's affiliate Columbia Natural Resources, Inc. The settlement also incorporates a revised version of a partial settlement filed by Columbia Transmission on August 30, 1996. That element of the settlement provides for the continued use of system-wide rates, commonly known as postage-stamp rates, in lieu of zone rates. Under the settlement, Columbia Transmission will not place a new rate case into effect prior to February 1, 2000. The issue relating to recovery of environmental costs has been scheduled for a second phase in the rate case proceeding and was not addressed in this settlement. Approval of the proposed settlement will not have a significant effect on the consolidated financial statements.

      B. In its September 1993 Order on Columbia Transmission's and Columbia Gulf's FERC Order No. 636 (Order 636) compliance filings, the FERC initiated a proceeding concerning Columbia Gulf's transportation service to Columbia Transmission. It directed Columbia Gulf to show cause as to why it had not filed for FERC's abandonment authorization to reduce capacity on its mainline facilities. In a response to the FERC in late 1993, Columbia Gulf asserted that no abandonment authorization was required. During 1994 and early 1995, Columbia Transmission and Columbia Gulf responded to information requests from the FERC's staff. Management continues to believe that an abandonment filing was not necessary; however, the ultimate outcome of this issue is uncertain.

      C. On March 1, 1995, Columbia Transmission filed with the FERC to recover $69 million of annual projected transportation costs and $39 million of unrecovered transportation costs that were billed to Columbia Transmission by Columbia Gulf. Various parties protested Columbia Transmission's filing, and challenged among other things Columbia Transmission's ability to recover costs attributable to Columbia Gulf.

            In an April 2, 1996 Order, the FERC ruled that Columbia Gulf was entitled to bill its prudently incurred costs, under its cost-of-service tariff, to Columbia Transmission, and that Columbia Transmission was entitled to flow such amounts through to its customers. The FERC ruled that approximately $19 million of the Columbia Gulf charges, which were attributable to operation and maintenance costs, were recoverable, subject to a general FERC audit. With respect to the remaining $20 million of costs, that were associated with environmental issues, the FERC established hearing procedures to determine if any portion of these costs were not prudently incurred by Columbia Gulf and therefore would not be recoverable. A hearing on this issue is scheduled for the first quarter of 1997. FERC has denied requests for rehearing of the April 1996 Order.

            While the outcome of the hearing is uncertain, management believes Columbia Transmission has a valid basis for recovering these costs. It is not expected that the outcome will have a material adverse impact on the company's financial statements.

      D. In response to numerous petitions for review of Order 636, the D.C. Circuit Court of Appeals issued a decision in July 1996. The court generally upheld the FERC's actions, but remanded to the FERC certain aspects of Order 636. Motions for reconsideration of the court's order have been filed and responses made by the FERC and certain distribution companies. As a result of these proceedings, Order 636 may be modified or reversed in whole or in part; however, at this time it is impossible to predict the outcome. Columbia Transmission does not believe that the order will have a significant impact on its operations. A customer settlement approved by the FERC in 1995 provides that any relief granted as a result of the court decision will be implemented prospectively on Columbia Transmission's system, and that Columbia Transmission will have no refund obligation or other financial liability as a result of the decision.

      E. On October 31, 1996, Columbia Gulf filed a general rate case with the FERC. The proposed rates would result in approximately $9.6 million of additional annual revenue compared to the revenues generated by Columbia Gulf's current rates. The filed rates have been suspended by the FERC until May 1, 1997, when they may be placed into effect, subject to refund and conditions, pending the outcome of a hearing.

      F. Columbia Gas of Ohio's (Columbia of Ohio) 1994 rate case settlement provided for a review of the company's revenue requirements by a collaborative group composed of diverse interested parties (Collaborative), for the purpose of evaluating the need to adjust base rates at May 1, 1996. The review process was completed and in October 1996, Columbia of Ohio filed an unopposed settlement with the Public Utilities Commission of Ohio (PUCO) to resolve its revenue requirement. This filing was approved by the PUCO in December 1996. The filing permits Columbia of Ohio to retain up to $51 million of revenues over the next three years subject to a sharing mechanism, under which a portion of any earnings above an industry composite allowed return on equity would be shared with customers. The revenues retained are primarily from historic off-system sales transactions completed or agreed to prior to August 31, 1996. As allowed under this settlement, revenues of approximately $11.5 million were recorded in 1996 income with revenues eligible for retention in each of the following two years of approximately $19.7 million. This revenue mechanism is in lieu of a base rate increase and does not result in any base rate increase for customers. Additionally, the settlement provides that Columbia of Ohio will not implement any increase in base rates before January 1, 1999.

4.    RESTRUCTURING ACTIVITIES

      The transmission subsidiaries began a reengineering project to assess the way the companies operate. These efforts are expected to streamline the business functions, improve the organizational structure and reduce staff levels. The project is focusing on all processes within the transmission subsidiaries. Additional expense is expected to be incurred in 1997.

      The distribution segment has initiated a restructuring of its headquarters' operation as part of its ongoing efforts to provide enhanced customer service and to achieve greater operating efficiencies. In addition, "Project Customer" initiatives which are designed to streamline and enhance customer service are continuing. Additional studies are underway in all of the distribution segment's service territories that may affect the field organizations in functions other than customer service and may result in additional positions being eliminated which will result in additional expense being recorded.

      The exploration and production segment reengineered its administrative operations to reduce overhead.

      In the third quarter of 1996, Columbia Gas System Service Corporation, Columbia LNG Corporation and TriStar Ventures Corporation implemented a reengineering program as well as moved their corporate headquarters from Wilmington, Delaware to Reston, Virginia.

      As a result of these restructuring programs, it is estimated that 1,105 management, professional, administrative and technical positions will be eliminated. In 1996, Columbia recorded a pre-tax charge of $60.9 million in operating expense representing severance and related benefit costs, relocation costs, the establishment of the new corporate center and costs related to the sale of the headquarters building. This charge included $52.7 million of estimated termination benefits. Partially offsetting these charges is a $6 million pre-tax gain on the sale of the headquarters building. As of December 31, 1996, approximately 530 employees have been terminated as a result of these programs. The remaining accrual associated with the restructuring activities totaled $38.6 million at December 31, 1996.

    5.      COMMODITY HEDGING ACTIVITIES

            Subsidiaries in Columbia's production, marketing and propane operations engage in commodity hedging activities to minimize the risk of market fluctuations associated with the price of natural gas and crude oil production, propane inventories and commitments for natural gas purchases and sales. The hedging objectives include assurance of stable and known minimum cash flows, fixing favorable prices and margins when they become available and participation in any long-term increases in value. Under internal guidelines, speculative positions are prohibited.

            Columbia's exploration and production company utilizes futures, options and swaps on futures as well as commodity price swaps and basis swaps. Futures help manage commodity price risk by fixing prices for future production volumes. The options provide a price floor for future production volumes and the opportunity to benefit from any increases in prices. Swaps are negotiated and executed over-the-counter and are structured to provide the same risk protection as futures and options. Basis swaps are used to manage risk by fixing the basis or differential that exists between a delivery location index and the commodity futures prices. At December 31, 1996, there were 1,490 open contracts representing a notional quantity amounting to 14.9 Bcf of natural gas production through October of 1997, at an average price of $2.32 per Mcf. A total of $1.2 million of unrealized gains have been deferred on the consolidated balance sheet with respect to these open contracts. At December 31, 1995, there were 285 open contracts representing a notional quantity amounting to 2.9 Bcf of natural gas production through March of 1996. A total of $0.5 million of unrealized losses were deferred on the consolidated balance sheet with respect to those open contracts at December 31, 1995.

            During the year ended December 31, 1996, $3.7 million of losses were realized on the settlement of natural gas option and swap contracts entered into to hedge the value of gas production. During the year ended December 31, 1995, $6.8 million of gains were realized on the settlement of these contracts. These gains and losses are offset when the production is sold in the cash market.

            At December 31, 1996, there were 5,173 open contracts through October of 1998, representing a notional quantity amounting to 51.7 Bcf of natural gas. A total of $0.8 million of realized gains have been deferred on the consolidated balance sheet with respect to these open contracts. At December 31, 1995, there were 482 open contracts through January 1997, representing a notional quantity amounting to 4.8 Bcf of natural gas. A total of $0.8 million of unrealized losses were deferred on the consolidated balance sheet with respect to these open contracts at December 31, 1995. These unrealized losses are offset by gains which are realized when the products are sold.

            Columbia's marketing and propane operations utilize futures contracts and basis swaps to assure adequate margins on the purchase and resale of natural gas as well as protecting the value and margins of its propane inventories. During the years ended December 31, 1996 and 1995, losses of $6.3 million and $4.9 million, respectively, were recognized in operating income on the settlement of natural gas futures and basis swaps. Gains and losses on propane and gas marketing hedging activities were offset by amounts realized from the sale of the underlying products.

            Columbia and its subsidiaries are exposed to credit losses in the event of nonperformance by the counterparties to its various hedging contracts. Management has evaluated such risk and believes that overall business risk is minimized as a result of these hedging contracts which are primarily with major investment grade financial institutions or their affiliates.

    6. ACCOUNTING STANDARDS

       A. As a result of emergence from bankruptcy and significant industry changes culminating with Order 636, the operating experience gained since implementation of Order 636, a Columbia Transmission rate case that was filed on August 1, 1995, and the resolution of gas contract difficulties and various customer issues, Columbia Transmission and Columbia Gulf reapplied SFAS No. 71 upon Columbia Transmission's emergence from bankruptcy. Management believes that cost of service rate concepts will continue to be applicable to Columbia's FERC-regulated transmission subsidiaries for the foreseeable future. The reapplication of SFAS No. 71 resulted in the recognition of regulatory assets for certain costs previously expensed, which are expected to be recovered in rates, mainly environmental and postemployment benefit costs, and recording revenues and expenses in a manner to reflect the rate making process. As a result of reapplying SFAS No. 71, an extraordinary gain of $71.6 million was recorded in 1995.

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

            The adoption of this statement resulted in an accrual of $14.4 million of which $5.6 million was deferred by certain of the distribution subsidiaries as a regulatory asset pending rate recovery authorization from their respective state commissions. The after-tax effect of the remainder reduced 1994 net income by $5.6 million.

       C. On January 1, 1996, Columbia adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires these assets be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption of SFAS No. 121 did not have a material impact on Columbia's financial statements.

    7. INCOME TAXES

            The components of income tax expense are as follows:


Year Ended December 31 ($ in millions)                           1996     1995       1994
                                                                -----    ------     -----
INCOME TAXES
Current
      Federal                                                    30.4    (284.8)     63.8
      State                                                       7.5       8.1      10.0
                                                                -----    ------     -----
Total Current                                                    37.9    (276.7)     73.8
                                                                -----    ------     -----
Deferred
      Federal                                                    64.6      69.7      78.9
      State                                                      14.9      (2.2)     (5.3)
                                                                -----    ------     -----
Total Deferred                                                   79.5      67.5      73.6
                                                                -----    ------     -----
   Deferred Investment Credits                                   (1.5)     (1.5)     (1.4)
                                                                -----    ------     -----
Income taxes included in income before extraordinary
  item and cumulative effect of accounting change               115.9    (210.7)    146.0
Deferred taxes related to extraordinary item and
  cumulative effect of accounting change                            -      36.9      (3.3)
                                                                -----    ------     -----
TOTAL INCOME TAXES                                              115.9    (173.8)    142.7
                                                                -----    ------     -----

Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference are as follows:


Year Ended December 31 ($ in millions)                  1996                 1995                1994
                                                        -----               ------               -----
   Book income (loss) before income taxes,
      extraordinary item and cumulative effect of
      accounting change                                 337.5               (643.0)              392.2
   Tax expense (benefit) at statutory
      Federal income tax rate                           118.1       35.0%   (225.0)     35.0%    137.3      35.0%
   Increases (reductions) in taxes resulting from:
   State income taxes, net of Federal
      income tax benefit                                 16.7        4.9       4.7      (0.7)      2.6       0.6
   Estimated non-deductible expenses                      0.9        0.3       9.0      (1.4)      6.4       1.6
   Effect of change in deferred taxes
      previously provided                                (4.0)      (1.2)        -         -         -         -
   Adjustment to prior years' tax provision due
       to pending settlement                            (11.3)      (3.4)        -         -         -         -
   Other                                                 (4.5)      (1.3)      0.6      (0.1)     (0.3)        -
                                                        -----       ----    ------      ----     -----      ----
INCOME TAXES BEFORE EXTRAORDINARY
    ITEM AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                   115.9       34.3%   (210.7)     32.8%    146.0      37.2%
                                                        =====       ====    ======      ====     =====      ====

Deferred tax balances are as follows:
At December 31 ($ in millions)                              1996            1995
                                                            -----           -----
  Net current liabilities (assets)
      Federal                                               (53.8)          (30.9)
      State                                                   1.0            (6.2)
                                                            -----           -----
Total                                                       (52.8)          (37.1)
                                                            -----           -----
  Net noncurrent liabilities
      Federal                                               481.9           401.6
      State                                                  75.8            67.0
                                                            -----           -----
  Total                                                     557.7           468.6
                                                            -----           -----
TOTAL DEFERRED INCOME TAXES                                 504.9           431.5
                                                            -----           -----

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The source of these differences and tax effect of each is as follows:


At December 31 ($ in millions)                              1996*           1995
                                                            -----           -----
Property basis differences                                  584.0           610.5
Gas purchase costs                                           94.4            15.1
Transportation costs                                          -               2.0
Partnership deferrals                                        23.9            26.0
Deferred revenue                                             (5.5)           (0.9)
Estimated supplier obligations                              (60.8)          (59.6)
Estimated rate refunds                                      (25.0)          (13.1)
Postretirement benefits                                     (16.5)          (17.0)
Environmental liabilities                                     2.1           (17.2)
Capitalized inventory overheads                             (24.3)          (25.5)
Unbilled utility revenue                                    (23.9)          (12.5)
Net operating loss carryforward                               -             (19.9)
Alternative minimum tax                                     (46.9)          (91.0)
Debt forgiveness                                             47.5            50.7
Restructuring costs                                         (18.5)           (5.2)
Other                                                       (25.6)          (10.9)
                                                            -----           -----
TOTAL DEFERRED INCOME TAXES                                 504.9           431.5
                                                            -----           -----

* At December 31, 1996, Columbia had state income tax net operating loss carryforwards (net of federal taxes) of approximately $40,100,000. The realization of such state income tax carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these carryforwards may expire unused and, therefore, an asset has not been recorded for such future benefits. The expiration of the state tax loss carryforward benefits, net of federal taxes, in 1997 is $0.4 million, in 1988 is $0.5 million, in 1999 is $2.8 million, in 2000 is $1.6 million, in 2001 is $0.6 million, and beyond is $34.2 million.

    8. PENSION AND OTHER POSTRETIREMENT BENEFITS

       A. PENSION PLANS. Columbia has a noncontributory, qualified defined benefit pension plan covering essentially all employees. Benefits are based primarily on years of credited service and employees' highest three-year average annual compensation in the final five years of service. Columbia's funding policy complies with Federal law and tax regulations.

       Columbia also has a nonqualified pension plan that provides benefits to some employees in excess of the qualified plan's Federal tax limits.

       Effective 1996, Columbia is reflecting the information presented below as of September 30, rather than December 31. The effect of this change is not material.

       The following table shows the components of net pension expense for the qualified and nonqualified plans and the annual contributions for each of the three years:


PENSION COSTS ($ in millions)                    1996          1995         1994
                                                 -----        ------        -----
Service cost                                      35.0          26.7         34.2
Interest cost                                     70.7          69.9         68.8
Actual return on assets                          (81.9)       (202.5)       (11.3)
Net amortization (deferral)                       (5.1)        124.8        (66.1)
                                                 -----        ------        -----
NET PENSION EXPENSE                               18.7          18.9         25.6
                                                 -----        ------        -----
CONTRIBUTIONS                                      0.0           1.2          7.0
                                                 -----        ------        -----

The following table provides a reconciliation of the plans' funded status and amounts reflected in columbia's balance sheet at December 31:


PLAN ASSETS AND OBLIGATIONS ($ in millions)                  1996         1995
                                                            -------      -------
Plan assets at fair value                                   1,033.9      1,034.6
                                                            -------      -------
Actuarial present value of benefit obligations:
   Vested benefits                                            660.6        760.2
   Nonvested benefits                                          48.7         56.1
                                                            -------      -------
Accumulated benefit obligation                                709.3        816.3
Effect of projected future salary increases                   160.6        190.8
                                                            -------      -------
PROJECTED BENEFIT OBLIGATION                                  869.9      1,007.1
                                                            -------      -------
Plan assets in excess of projected benefit obligation         164.0         27.5
Unrecognized net gain                                        (281.5)      (131.8)
Unrecognized prior service cost                                52.6         56.5
Unrecognized transition obligation                              7.0          8.1
                                                            -------      -------
ACCRUED PENSION COST                                          (57.9)       (39.7)
                                                            -------      -------
DISCOUNT RATE ASSUMPTION                                        8.0%         7.0%
                                                            -------      -------
COMPENSATION GROWTH RATE ASSUMPTION                             5.0%         5.0%
                                                            -------      -------
ASSET EARNINGS RATE ASSUMPTION                                  9.0%         9.0%
                                                            -------      -------

Plan assets consist of primarily equity (international and domestic) and fixed income securities.

As of December 31, 1996, the discount rate assumption was revised upward to 8.0%. The net effect of this change was to decrease the accumulated benefit obligation and the projected benefit obligation by $88.3 million and $127.5 million, respectively.

        B. OTHER POSTRETIREMENT BENEFITS. Columbia also provides medical coverage and life insurance to retirees. Essentially all active employees are eligible for these benefits upon retirement after completing ten consecutive years of service after age 45. Normally, spouses and dependents of retirees are also eligible for medical benefits.

        Effective 1996, Columbia is reflecting the information presented below as of September 30 rather than December 31. The effect of this change is not material.

        The following table shows components of other postretirement costs for each of the three years:


OTHER POSTRETIREMENT COSTS ($ in millions)          1996        1995         1994
                                                    -----       -----        ----
Service cost                                         13.8        11.3        15.3
Interest cost                                        22.4        24.1        24.6
Actual return on assets                             (12.5)      (30.0)       (2.1)
Other, net amortization (deferral)                   (5.4)       16.0        (4.9)
                                                    -----       -----        ----
OTHER POSTRETIREMENT COSTS, NET                      18.3        21.4        32.9
                                                    -----       -----        ----
CONTRIBUTIONS                                        36.2        41.8        20.7
                                                    -----       -----        ----


The following table provides a reconciliation of other postretirement plans' funded status and amounts reflected on Columbia's balance sheet at December 31:


PLAN ASSETS AND OBLIGATIONS ($ in millions)                    1996       1995
                                                              ------     -------
Accumulated postretirement benefit obligation:
Retirees                                                       151.0       172.1
Fully eligible active plan participants                         54.5        60.5
Other participants                                              81.7        83.2
                                                              ------     -------
Total accumulated postretirement benefit obligation            287.2       315.8
Plan assets at fair value                                     (179.6)     (149.1)
                                                              ------     -------
Accumulated postretirement benefit obligation
    in excess of plan assets                                   107.6       166.7
Unrecognized actuarial net gain                                117.5        72.8
Less: Fourth quarter contributions                               6.6         -
                                                              ------     -------
ACCRUED POSTRETIREMENT BENEFIT COST                            218.5       239.5
                                                              ------     -------
DISCOUNT RATE ASSUMPTION                                         8.0%        7.0%
                                                              ------     -------
MEDICAL COST TREND                                               5.5%    8.0-5.5%
                                                              ------     -------
COMPENSATION GROWTH RATE ASSUMPTION                              5.0%        5.0%
                                                              ------     -------
ASSET EARNINGS RATE ASSUMPTION*                                  9.0%        9.0%
                                                              ------     -------

*One of the several established medical trusts is subject to taxation which results in an after-tax asset earnings rate that is less than 9%.

Plan assets consist of shares in various equity (international and domestic) and fixed income mutual funds. The assets are held in three trust accounts and one 401(h) account.

As of December 31, 1996, the discount rate assumption was revised upward to 8.0% from 7.0%. The medical cost trend rate at December 31, 1996 was 5.5%, a change from the December 31, 1995 rate which started at 8.0% and decreased to 5.5% after six years. The net effect of these changes was a $50.9 million decrease in the accumulated postretirement benefit obligation. A one percent increase in medical inflation trend rates for each future year would have increased the accumulated postretirement benefit obligation by another $16.2 million and other postretirement costs by $3.0 million in 1996.

All of Columbia's subsidiaries participate in funding for retiree life insurance benefits, using a voluntary employee beneficiary association (VEBA) trust. Columbia's funding policy is to make annual contributions to this trust, subject to the maximum tax-deductible limit. Contributions of approximately $3.3 million, and $3.8 million were made to the retiree life insurance VEBA trust in 1996 and 1995, respectively.

        9. LONG-TERM INCENTIVE PLAN

        On April 26, 1996, shareholders approved a new Long-Term Incentive Plan (New LTIP). The New LTIP which is effective for ten years, beginning February 21, 1996, provides for the granting of nonqualified stock options and incentive stock options, contingent stock awards, stock appreciation rights and restricted stock awards to officers and key employees. The New LTIP also provides for the granting of nonqualified stock options to outside directors. A total of 3,000,000 shares of Columbia's authorized common stock is available under the New LTIP's provisions.

        On April 26, 1996, shareholders approved an incentive compensation plan for outside directors under which they may receive benefits in lieu of a retirement plan and defer current compensation in the form of phantom stock units, which equates the amounts granted to the directors with the performance of Columbia's stock.

        Columbia's Long-Term Incentive Plan (LTIP), in effect from 1985 through 1995, provided for the granting of nonqualified stock options, stock appreciation rights and contingent stock awards as determined by the Compensation Committee of the Board of Directors. That committee also had the right to modify any outstanding award. A total of 1,500,000 shares of Columbia's authorized common stock was initially reserved for issuance under the LTIP's provisions.

        Stock appreciation rights, which were granted in connection with certain nonqualified stock options, entitle the holders to receive stock, cash or a combination thereof equal to the excess market value over the grant price. Stock options and related stock appreciation rights granted under the LTIP generally have a maximum term of ten years and vest over two to four years.


        Transactions for the three years ended December 31, 1996, are as follows:

                                           Options
                                 ---------------------------
                                 Without Stock   With Stock           Option
                                 Appreciation   Appreciation          Price
                                    Rights         Rights             Range
                                   --------        -------       ---------------
Outstanding 12/31/93                505,620        156,150       $  34.30-$46.68
                                   --------        -------       ---------------
  1994
  Cancelled                         (20,655)             -       $  34.30-$46.68
  Outstanding 12/31/94              484,965        156,150       $  34.30-$46.68
                                   --------        -------       ---------------
  1995
  Granted                            93,000              -       $  28.99-$31.05
  Exercised                         (33,245)        (6,100)      $  28.99-$38.30
  Cancelled                         (20,400)             -       $  34.30-$46.68
  Outstanding 12/31/95              524,320        150,050       $  28.99-$46.68
                                   --------        -------       ---------------
  1996
  Granted                           100,000              -       $       48.6875
  Exercised                        (209,625)       (66,860)      $  28.99-$46.68
  Forfeited                          (9,020)        (7,260)      $  34.30-$46.68
                                   --------        -------       ---------------
OUTSTANDING 12/31/96                405,675         75,930       $28.99-$48.6875
                                   --------        -------       ---------------
EXERCISABLE 12/31/96                355,675         75,930       $28.99-$48.6875
                                   --------        -------       ---------------

The following table shows the weighted average option exercise price information for the two years ended December 31:

                                                           1996           1995
                                                         -------        -------
Outstanding at January 1                                 $ 41.31        $ 42.69
Granted during the year                                    48.69          29.10
Exercised during the year                                  41.07          35.36
Forfeited during the year                                  44.15              -
Cancelled during the year                                      -          40.61
OUTSTANDING AT DECEMBER 31                                 42.88          41.31
EXERCISABLE AT DECEMBER 31                                 42.21          41.31
                                                         -------        -------


        In addition to the options, contingent stock awards totaling 27,500 shares were issued to two key executives in 1995. As of December 31, 1996, the equivalent of 22,500 of these shares have vested, 20,160 shares have been issued (net of amounts withheld to pay taxes), and 5,000 shares remain outstanding. During 1996, contingent stock awards totaling 1,500 shares were issued to one key executive. As of December 31, 1996, all 1,500 shares have vested and been issued. Restricted stock awards totaling 29,785 shares were issued to one key executive in 1996. As of December 31, 1996, all 29,785 shares remain outstanding.

        During 1996 and 1995, $1.5 million and $1.1 million were expensed for the Long-Term Incentive Plan, respectively. There were de minimus amounts expensed for the Long-Term Incentive Plan in 1994.

        Had compensation cost been determined consistent with the provisions of the SFAS No. 123 fair value method (See Note 1N), the effect on Columbia's net income and earnings per share for both 1996 and 1995 would have been immaterial. Regarding the stock options issued in 1995, 100% of such options vested in 1995. Regarding the stock options issued in 1996, 50% of such options vested in 1996 and the other 50% will vest in 1997. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted assumptions used for grants in 1995 and 1996: dividend yield of 1.18%; expected volatility of 20.12%; risk free interest rate of 6.39% and 5.93% for 1995 and 6.58% for 1996; and expected lives of seven years.


    10. PREFERRED STOCK

        Columbia has authorized 40,000,000 shares of preferred stock with a par value of $10 per share. As of December 31, 1995, Columbia had outstanding 7,999,494 shares of 7.89% Series A-Preferred Stock and 4,898,946 shares of 5.22% Series B-DECS. The Series A - Preferred Stock was issued at $25 per share and with an aggregate liquidation value of $199,987,350. The Series B - DECS was issued at $40.82 per share with an aggregate liquidation value of $199,974,975.

        On February 26, 1996, Columbia redeemed all outstanding shares of its two series of preferred stock at the liquidating value. As a result, no dividends were paid on preferred stock during 1996.

    11. LONG-TERM DEBT

    The long-term debt (exclusive of current maturities) of Columbia and its subsidiaries is as follows:

At December 31 ($ in millions)                                1996          1995
                                                             -------       -------
The Columbia Gas System, Inc.
Debentures
      6.39% Series A due November 28, 2000                     311.0         311.0
      6.61% Series B due November 28, 2002                     281.5         281.5
      6.80% Series C due November 28, 2005                     281.5         281.5
      7.05% Series D due November 28, 2007                     281.5         281.5
      7.32% Series E due November 28, 2010                     281.5         281.5
      7.42% Series F due November 28, 2015                     281.5         281.5
      7.62% Series G due November 28, 2025                     281.5         281.5
                                                             -------       -------
Total Debentures                                             2,000.0       2,000.0

Subsidiary Debt:
Capitalized lease obligations                                    2.5           2.9
Other                                                            1.3           1.6
                                                             -------       -------
TOTAL LONG-TERM DEBT                                         2,003.8       2,004.5
                                                             -------       -------

The aggregate maturities of long-term debt and capitalized lease obligations during the next five years are as follows:


($ in millions)
1997                                                                           0.9
1998                                                                           0.5
1999                                                                           0.5
2000                                                                         311.4
2001                                                                           0.6

    12. SHORT-TERM DEBT AND CREDIT FACILITIES

        Effective November 1995, Columbia entered into an unsecured bank revolving credit agreement (Credit Facility). The Credit Facility consists of a five year revolving credit agreement maturing November 2000. The Credit Facility has an initial commitment amount of $1 billion with scheduled quarterly commitment reductions of $25 million beginning on December 31, 1997. Interest rates on borrowings are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. Compensating balances are not required. Columbia is required to pay a facility fee on the commitment amount at a rate which is based on Columbia's public debt rating. The facility fee rate as of December 31, 1996 is 0.14%. The Credit Facility contains certain covenants that must be met to borrow funds including restrictions on the incurrence of liens, a maximum leverage ratio, and a minimum consolidated net worth. At December 31, 1996, Columbia had outstanding $250 million under the Credit Facility at an average rate of 6.44%. At December 31, 1995, Columbia had outstanding $338.9 million under the Credit Facility at an average rate of 6.46%. The maximum indebtedness outstanding during the year occurred on March 5, 1996 in the amount of $652.1 million at an interest rate of 5.88%.

        The Credit Facility provides for the issuance of up to $100 million of standby letters of credit. In addition, at the option of Columbia, an additional $50 million of the credit facility can be utilized for letters of credit or borrowings. As of December 31, 1996, Columbia had $86.8 million of letters of credit outstanding under the

        Credit Facility. Fees for letters of credit issued are calculated at rates that are based on Columbia's public debt rating plus a commission of 0.125% to the issuing bank. At December 31, 1996, fees for letters of credit issued in connection with certain financial obligations were at a rate of 0.2775%.

    13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Long-term investments

        Long-term investments include loans receivable ($4.0 million for 1996 and $3.9 million for 1995) whose estimated fair values are based on the present value of estimated future cash flows using an estimated rate for similar loans. Also, included in 1995 was an income tax refund receivable with associated interest of $80.1 million whose carrying amount approximated fair value. The financial instruments included in long-term investments are primarily reflected in Investments and Other Assets in the consolidated balance sheets.

        Long-term debt

        The estimated fair value of Columbia's debentures, including accrued interest, is based on estimates provided by brokers.


                                                               1996                  1995
                                                        ------------------    ------------------
                                                       CARRYING     FAIR     CARRYING     FAIR
AT DECEMBER 31 ($ IN MILLIONS)                          AMOUNT      VALUE     AMOUNT      VALUE
                                                        -------    -------    -------    -------
LONG-TERM INVESTMENTS FOR WHICH IT IS:
      PRACTICABLE TO ESTIMATE FAIR VALUE                    4.0        3.6       84.0       83.6
            NOT PRACTICABLE TO ESTIMATE FAIR VALUE          4.2          -        6.6        -
LONG-TERM DEBT                                          2,012.9    1,948.1    2,012.9    2,044.7
                                                        -------    -------    -------    -------

As cash and temporary cash investments, current receivables, current payables, and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.

    14. OTHER COMMITMENTS AND CONTINGENCIES

        A. CAPITAL EXPENDITURES. Capital expenditures for 1997 are currently estimated at $490 million. Of this amount, $267 million is for transmission and storage operations, $160 million for distribution operations, $39 million for exploration and production operations, $10 million for marketing, propane and power generation operations and $14 million for Corporate.

        B. OTHER LEGAL PROCEEDINGS. Columbia and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on Columbia's consolidated financial position or results of operations.

        C. ASSETS UNDER LIEN. Substantially all of Columbia Transmission's properties have been pledged to Columbia as security for debt owed by Columbia Transmission to Columbia.

            TriStar Ventures Corporation (TriStar), a wholly-owned subsidiary of Columbia, is a general partner in the Binghamton, Pedericktown, and Vineland Cogeneration partnerships. All monies paid and to be paid by the partners are assigned as collateral for loans to various banks (or in the case of Vineland, to the Indenture Trustee). TriStar's investment in the partnerships, as of December 31, 1996, amounted to $29.1 million.

        D. INTERNAL REVENUE SERVICE (IRS) AUDIT. A review by the IRS of Columbia's 1991 through 1994 federal income tax returns has been concluded. The major unresolved issues are included in the Revenue Agents Report, the resolution of which is currently being pursued with the Appeals Division of the IRS. Management believes that these same items will also be issues in the 1995 tax return. Based on the facts known at this time, management believes adequate reserves have been established for these issues.

        E. OPERATING LEASES. Payments made in connection with operating leases are charged to operation and maintenance expense as incurred. Such amounts were $60.9 million in 1996, $61.6 million in 1995 and $56.6 million in 1994.

            Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are:


($ in millions)
1997                                                                          26.3
1998                                                                          25.7
1999                                                                          24.8
2000                                                                          19.2
2001                                                                          17.4
After                                                                        208.5

        F. ENVIRONMENTAL MATTERS. Columbia's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations, which are constantly changing, require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices that have subsequently become subject to environmental regulation.

            A subsidiary has received notice from the United States Environmental Protection Agency (EPA) that they are among several parties responsible under federal law for placing wastes at Superfund sites and may be required to share in the cost for remediation of these sites. However, considering known facts, existing laws and possible insurance and rate recoveries, management does not believe the identified Superfund matters will have a material adverse effect on future annual income or on Columbia's financial position.

            Columbia's transmission subsidiaries have implemented programs to continually review compliance with existing environmental standards. In addition, Columbia Transmission continues to review past operational activities and to formulate remediation programs where necessary. Columbia Transmission is currently conducting assessment, characterization and remediation activity of specific sites under a 1995 EPA Administrative Order by Consent (AOC).

            In 1995, Columbia Transmission estimated that the cost of its environmental program under the AOC may range between $204 million and $319 million over the life of the program. This estimate was based on a limited amount of actual data available and utilized a variety of assumptions, including: the number of sites to be investigated, characterized and remediated; the location, nature and levels of wastes that will be treated at or disposed of from each site; the amount of time and nature of equipment required for such activities; the appropriate remediation levels and the technology to be utilized; and the frequency with which groundwater contamination might be discovered at sites requiring remediation. The estimate did not include previously identified costs for certain specific activities, aggregating approximately $50 million, for which Columbia Transmission already had reasonable estimates.

            Following an extensive review of assumptions utilized in arriving at the estimate, management has concluded that only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5). This conclusion was based upon the fact that the actual characterization and remediation experience of Columbia Transmission was extremely limited and information on environmental conditions at many of the sites or former sites of operations is not yet available. The nature and condition of such sites varies greatly, and any change in any of the numerous assumptions used in the estimate may materially alter the estimated range of costs, with no assurance that actual costs will not exceed amounts specified in the range. Columbia Transmission is unable, at this time, to accurately estimate the time frame and potential costs of all site screening, characterization and remediation. As Columbia Transmission continues its program pursuant to the AOC and additional costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. Moreover, in time, management expects that, as additional work is performed and more facts become available, it will then be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with U. S. Securities and Exchange Commission's Staff Accounting Bulletin No. 92, SFAS No. 5 and American Institute of Certified Public Accountants Statement of Position 96-1.

            Activities under the AOC in 1996 were focused on obtaining EPA approval to begin the assessment and characterization of certain major facilities, some select liquid removal points, and other select mercury measurement stations. In 1996, the EPA authorized Columbia Transmission to begin characterization of twelve major facilities. Columbia Transmission expects EPA approval to begin characterization of an additional 60 major facilities in 1997.

            Columbia Transmission also continued to conduct assessment and remediation of impacted soils at locations prior to normal construction and maintenance activities under its EPA approved Construction and Operation Work Plan (COWP). In 1996, Columbia Transmission conducted assessments at 216 sites and based on these assessment results, performed remedial activities in varying degrees at approximately 100 locations.

            As a result of these 1996 activities, Columbia Transmission recorded an additional liability of $3.3 million in the fourth quarter of this year and $2.5 million in the second quarter of this year. Actual expenditures of approximately $17 million during 1996 charged to the liability plus additions of nearly $6 million mentioned above resulted in a remaining overall liability of $126 million. Columbia Transmission's environmental cash expenditures are expected to be approximately $18 million in 1997 and continue annually at that level for the foreseeable future. These expenditures will be charged against Columbia Transmission's previously recorded liability. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations and the long period over which expenditures will be made. In addition, as a result of reapplying SFAS No. 71 in 1995, a regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Columbia Transmission is also currently involved in pursuing recovery of environmental expenditures from its insurance carriers. At this time, management is unable to determine the extent, if any, of recovery.

            In addition, predecessor companies of Columbia Transmission may have been involved in the operation of manufactured gas plants. When such plants were abandoned, material used and created in the process was sometimes buried at the site. From its investigations, Columbia Transmission is unable at this time to determine if it will become liable for any characterization or remediation costs at such sites.

            The distribution subsidiaries' (Distribution) primary environmental issues relate to 15 former manufactured gas plant sites. Investigations or remedial activities are currently underway at six sites and additional site investigations may be required at some of the remaining sites. To the extent Distribution site investigations have been conducted, remediation plans developed and any responsibility for remediation action established, the appropriate liabilities have been recorded. Regulatory assets have also been recorded for a majority of these identified liabilities as rate recovery has been allowed or is anticipated.

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

            The eventual total cost of full future environmental compliance for Columbia is difficult to estimate due to, among other things: (1) the possibility of as yet unknown contamination, (2) the possible effect of future legislation and new environmental agency rules, (3) the possibility of future litigation, (4) the possibility of future designations as a potential responsible party by the EPA and the difficulty of determining liability, if any, in proportion to other responsible parties, (5) possible insurance and rate recoveries, and
            (6) the effect of possible technological changes relating to future remediation. However, reserves have been established based on information currently available which resulted in a total recorded net liability of approximately $129 million for Columbia at December 31, 1996. As new issues are identified, additional liabilities will be recorded.

            It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects most environmental assessment and remediation costs to be recoverable through rates.

    15. INTEREST INCOME AND OTHER, NET


Year Ended December 31 ($ in millions)               1996       1995          1994
                                                     ----       -----         ----
Interest income                                      13.4        22.8         31.8
Sale of Columbia Development                          6.9       (77.8)         -
Miscellaneous                                         5.8        (3.2)         3.4
                                                     ----       -----         ----
TOTAL                                                26.1       (58.2)        35.2
                                                     ----       -----         ----

    16. INTEREST EXPENSE AND RELATED CHARGES

Year Ended December 31 ($ in millions)                    1996       1995      1994
                                                          -----      -----     ----
Interest on emergence, including amortization of
   discounts on long-term debt                                -      982.9        -
Interest on long-term debt                                140.4          -        -
Interest on short-term debt                                11.7       15.1      0.2
Interest on rate refunds                                    3.9       17.7      9.0
Interest on prior years' taxes                              8.3       17.6     (8.8)
Allowance for borrowed funds used and interest
   during construction                                      2.5      (52.4)       -
Other interest charges                                        -        7.5     14.4
                                                          -----      -----     ----
TOTAL                                                     166.8      988.4     14.8
                                                          -----      -----     ----


    17. BUSINESS SEGMENT INFORMATION

        Columbia is a registered holding company under the Public Utility Holding Company Act of 1935, as amended and derives substantially all of its revenues and earnings from the operating results of its 18 direct subsidiaries. Columbia's subsidiaries are divided into four primary business segments. The transmission and storage segment offers transportation, storage and gas peaking services for local distribution companies and industrial and commercial customers located in northeastern, middle Atlantic, midwestern, and southern states and the District of Columbia. The distribution segment provides natural gas for service for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The exploration and production segment explores for, develops, produces, and markets gas and oil in the United States. The marketing, propane and power generation segment includes the sale of propane at wholesale and retail to customers in eight states, participation in natural gas fueled cogeneration projects and the marketing of natural gas and services to distribution companies, independent power producers and other large end users.

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

($ in millions)                                              1996           1995        1994
                                                            -------        -------     -------
REVENUES
     Transmission and Storage          - Unaffiliated         456.2          436.0       475.9
                                       - Intersegment         354.6          324.3       282.8
                                                            -------        -------     -------
                                       TOTAL                  810.8          760.3       758.7
                                                            -------        -------     -------

     Distribution                      - Unaffiliated       2,120.4        1,780.6     1,830.7
                                       - Intersegment           7.3            2.5           -
                                                            -------        -------     -------
                                       TOTAL                2,127.7        1,783.1     1,830.7
                                                            -------        -------     -------

     Exploration and Production        - Unaffiliated          45.5          111.5       121.7
                                       - Intersegment          59.0           69.1        83.6
                                                            -------        -------     -------
                                       TOTAL                  104.5          180.6       205.3
                                                            -------        -------     -------

     Marketing, Propane                - Unaffiliated         731.5          307.1       304.1
     and Power Generation              - Intersegment          84.9            6.2         1.6
                                                            -------        -------     -------
                                       TOTAL                  816.4          313.3       305.7
                                                            -------        -------     -------

     Adjustments                       - Unaffiliated           0.4              -        14.7
     and eliminations                  - Intersegment        (505.8)        (402.1)     (368.0)
                                                            -------        -------     -------
                                       TOTAL                 (505.4)        (402.1)     (353.3)
                                                            -------        -------     -------
CONSOLIDATED                                                3,354.0        2,635.2     2,747.1
                                                            -------        -------     -------

($ in millions)                                     1996        1995        1994
                                                   -------     -------     -------
OPERATING INCOME (LOSS)
      Transmission and Storage                       207.8       213.0       209.7
      Distribution                                   226.0       163.6       128.3
      Exploration and Production                      30.0         3.7        30.6
      Marketing, Propane and Power Generation         12.5        12.2        14.8
      Corporate                                        1.9        (2.3)        0.7
                                                   -------     -------     -------
      CONSOLIDATED                                   478.2       390.2       384.1
                                                   -------     -------     -------
DEPRECIATION & DEPLETION
      Transmission and Storage                       102.6       103.8       103.9
      Distribution                                    74.4        70.9        64.5
      Exploration and Production                      28.8        86.9        86.2
      Marketing, Propane and Power Generation          3.1         2.6         2.3
      Adjustments and eliminations                     6.3         5.8         4.8
                                                   -------     -------     -------
      CONSOLIDATED                                   215.2       270.0       261.7
                                                   -------     -------     -------
IDENTIFIABLE ASSETS
      Transmission and Storage                     2,761.2     2,978.9     4,150.0
      Distribution                                 2,648.3     2,295.7     2,168.9
      Exploration and Production                     421.7       412.4       746.4
      Marketing, Propane and Power Generation        289.0       125.8        97.5
      Adjustments and eliminations                  (620.2)     (360.4)     (441.3)
      Corporate and unallocated                      504.6       604.6       443.4
                                                   -------     -------     -------
      CONSOLIDATED                                 6,004.6     6,057.0     7,164.9
                                                   -------     -------     -------
CAPITAL EXPENDITURES
      Transmission and Storage                       142.7       172.5       179.1
      Distribution                                   148.4       151.8       151.4
      Exploration and Production                      12.1        86.8       101.6
      Marketing, Propane and Power Generation          6.3         6.6         4.7
      Corporate                                        5.3         4.1        10.4
                                                   -------     -------     -------
      CONSOLIDATED                                   314.8       421.8       447.2
                                                   -------     -------     -------

    18. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Quarterly financial data does not always reveal the trend of the System's business operations due to bankruptcy matters, nonrecurring items and seasonal weather patterns which affect earnings and related components of operating revenues and expenses.

                                                 First       Second        Third          Fourth
($ in millions except per share data)           Quarter     Quarter       Quarter        Quarter
                                                -------      -----         -----           -----
1996
Operating Revenues                              1,203.0      582.4         450.8         1,117.8
Operating Income                                  278.2       36.0          20.9           143.1
Net Income (Loss)                                 151.3        8.2(a)       (6.1)(b)        68.2(c)
Per Share Amounts
Earnings (Loss) on Common Stock                    2.99       0.15         (0.11)           1.24
                                                -------      -----         -----           -----
1995
Operating Revenues                              1,030.7      454.6         366.3           783.6
Operating Income                                  199.9       26.9          14.3           149.1
Income (Loss) before
      Extraordinary Item                          128.8       30.9          19.3          (611.3)
Extraordinary Item                                    -          -             -            71.6
Net Income (Loss)                                 128.8(d)    30.9(e)       19.3(f)       (539.7)(g)
Per Share Amounts
Earnings (Loss) before Extraordinary Item          2.55       0.61          0.38          (12.17)
Extraordinary Item                                    -          -             -            1.43
Earnings (Loss) on Common Stock                    2.55       0.61          0.38          (10.74)
                                                -------      -----         -----           -----

(a) Includes a decrease in net income of $18.6 million to reflect severance and benefit costs associated with ongoing reengineering activities, partially offset by an increase in net income of $5.6 million for an adjustment to the loss on the sale of Columbia Development.
(b) Includes a decrease in net income of $2.5 million to reflect severance and benefit costs associated with ongoing reengineering activities.
(c) Includes a decrease in net income of $11.1 million to reflect severance and benefit costs associated with ongoing reengineering activities.
(d) Includes a decrease in net income of $5.3 million for professional fees and related expenses resulting from bankruptcy. Net income benefited $42.1 million from not recording estimated interest expense on prepetition debt.
(e) Includes a decrease in net income of $6.1 million for professional fees and related expenses resulting from bankruptcy. Net income benefited $43.7 million from not recording estimated interest expense on prepetition debt.
(f) Includes a decrease in net income of $6.7 million for professional fees and related expenses resulting from bankruptcy. Net income benefited $43.7 million from not recording estimated interest expense on prepetition debt.
(g) Includes a decrease for the impact of emergence from bankruptcy and customer settlement of $649.4 million, the estimated loss on the proposed sale of Columbia Development of $54.8 million and an improvement of $71.6 million for the reapplication of SFAS No. 71.

    19. EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

        INTRODUCTION. On April 30, 1996, Columbia sold Columbia Development, its wholly-owned Southwest exploration and production subsidiary, effective December 31, 1995. The information contained in the following tables includes amounts attributable to the operations and reserves of Columbia Development for 1995 and 1994.

        Reserve information contained in the following tables for the U.S. properties is management's estimate, which was reviewed by the independent consulting firm of Ryder Scott Company Petroleum Engineers. Reserves are reported as net working interest. Gross revenues are reported after deduction of royalty interest payments.


CAPITALIZED COSTS ($ in millions)                 1996            1995               1994
--------------------------------------------------------------------------------------------
CAPITALIZED COSTS AT YEAR END
     Proved properties                            475.4           486.2              1,185.8
     Unproved properties(a)                        27.4            30.1                 76.1
                                                 ------           -----              -------

Total capitalized costs                           502.8           516.3              1,261.9
Accumulated depletion                            (146.4)         (141.1)              (637.6)
                                                 ------          ------              -------

NET CAPITALIZED COSTS                             356.4           375.2                624.3
                                                 ------          ------              -------

COSTS CAPITALIZED DURING YEAR(b)
     Acquisition - Unproved properties              0.7             1.1                  7.5
      Exploration                                   2.7             4.3                 24.3
      Development                                   8.7            15.5                 69.0
                                                 ------          ------              -------
COSTS CAPITALIZED                                  12.1            20.9(c)             100.8
                                                 ------          ------              -------

(a) Represents expenditures associated with properties on which evaluations have not been completed.
(b) Includes internal costs capitalized pursuant to the accounting policy described in Note 1 to Consolidated Financial Statements of $0.9 million in 1996, $1.7 million in 1995 and $6.4 million in 1994.
(c) Excludes capital expenditures for properties held for sale.



HISTORICAL RESULTS
OF OPERATIONS                      APPALACHIA             SOUTHWEST                    TOTAL
------------------------    ----------------------   ---------------------     ------------------------

($ in millions)             1996     1995     1994   1996    1995     1994     1996     1995      1994
------------------------    ----     ----     ----   ----    ----     ----     ----     -----     -----
Gross revenues
      Unaffiliated          43.1     46.6     56.6      -    60.1     74.3     43.1     106.7     130.9
      Affiliated            58.8     32.8     29.5      -    35.9     39.2     58.8      68.7      68.7
Production costs            21.7     21.2     23.0      -    26.7     29.0     21.7      47.9      52.0
Depletion                   28.8     39.5     37.4      -    47.0     48.4     28.8      86.5      85.8
Income tax expense          15.1      6.5      9.0      -     7.8     12.6     15.1      14.3      21.6
                            ----     ----     ----   ----    ----     ----     ----     -----     -----
RESULTS OF OPERATIONS       36.3     12.2     16.7      -    14.5     23.5     36.3      26.7      40.2
                            ----     ----     ----   ----    ----     ----     ----     -----     -----

Results of operations for exploration and production activities exclude administrative and general costs, corporate overhead and interest expense. Income tax expense is expressed at statutory rates less Section 29 credits.

  OTHER EXPLORATION AND PRODUCTION DATA                              1996      1995      1994
----------------------------------------------------------------     -----     -----     -----

  AVERAGE SALES PRICE PER MCF OF GAS ($)*                             2.84      1.96      2.18
  AVERAGE SALES PRICE PER BARREL OF OIL AND OTHER LIQUIDS ($)        19.07     16.17     15.09
  PRODUCTION (LIFTING) COST PER DOLLAR OF GROSS REVENUE ($)           0.22      0.27      0.26
  DEPLETION RATE PER DOLLAR OF GROSS REVENUE ($)                      0.29      0.49      0.43
                                                                     -----     -----     -----

  *INCLUDES THE EFFECT OF HEDGING ACTIVITIES




  RESERVE QUANTITY INFORMATION
-----------------------------------------------------------------------------------------------------
                                                                                            Oil and Other
                                                                                     Gas      Liquids
  Proved Reserves                                                                   (Bcf)    (000 Bbls)
  ---------------                                                                   -----    ----------

  Reserves as of December 31, 1993                                                  697.0     12,792
        Revisions of previous estimate                                              (31.3)     1,650
        Extensions, discoveries and other additions                                  81.7      1,386
        Production                                                                  (66.7)    (3,611)
        Purchase of reserves-in-place                                                 3.6         38
        Sale of reserves-in-place                                                    (0.5)         -
-----------------------------------------------------------------------------     -------    -------
  Reserves as of December 31, 1994                                                  683.8     12,255
        Revisions of previous estimate                                               72.4       (522)
        Extensions, discoveries and other additions                                  53.6      2,668
        Production                                                                  (65.4)    (2,849)
        Sale of reserves-in-place(a)                                               (144.9)    (9,901)
-----------------------------------------------------------------------------     -------    -------
  Reserves as of December 31, 1995                                                  599.5      1,651
        Revisions of previous estimate                                               78.9       (169)
        Extensions, discoveries and other additions                                   5.5        161
        Production                                                                  (33.6)      (281)
        Sale of reserves-in-place                                                    (5.8)      (588)
-----------------------------------------------------------------------------     -------    -------
  RESERVES AS OF DECEMBER 31, 1996                                                  644.5        774
-----------------------------------------------------------------------------     -------    -------
  Proved developed reserves as of December 31,
        1994                                                                        543.3     11,504
        1995                                                                        471.6      1,608
        1996                                                                        518.3        730
-----------------------------------------------------------------------------     -------     ------

  (a) Includes the sale of Columbia Development

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
---------------------------------------------------------------------------------------------------------------------



                                    APPALACHIA                     SOUTHWEST                        TOTAL
-------------------------------------------------------  ----------------------------  ------------------------------

($ in millions)              1996      1995      1994      1996      1995      1994      1996      1995     1994
--------------------------------------------------------------------------------------------------------------------

Future cash inflows          2,389.1   1,793.8   1,274.8      -         -       392.5    2,389.1   1,793.8   1,667.3
Future production costs       (715.5)   (606.7)   (380.9)     -         -      (111.1)    (715.5)   (606.7)   (492.0)
Future development costs      (165.8)   (166.3)   (124.5)     -         -       (43.5)    (165.8)   (166.3)   (168.0)
Future income tax expense     (499.7)   (327.1)   (233.8)     -         -       (46.8)    (499.7)   (327.1)   (280.6)
--------------------------------------------------------------------------------------------------------------------

Future net cash flows        1,008.1     693.7     535.6      -         -       191.1    1,008.1     693.7     726.7
Less 10% discount              574.4     377.7     285.4      -         -        35.0      574.4     377.7     320.4
--------------------------------------------------------------------------------------------------------------------

STANDARDIZED MEASURE OF
  DISCOUNTED FUTURE
  NET CASH FLOW                433.7     316.0     250.2      -         -       156.1      433.7     316.0     406.3
--------------------------------------------------------------------------------------------------------------------


    Future cash inflows are computed by applying year-end prices to estimated future production of proved gas and oil reserves. Future expenditures (based on year-end costs) represent those costs to be incurred in developing and producing the reserves. Discounted future net cash flows are derived by applying a 10 percent discount rate, as required by the Financial Accounting Standards Board, to the future net cash flows. This data is not intended to reflect the actual economic value of Columbia's gas and oil producing properties or the true present value of estimated future cash flows since many arbitrary assumptions are used. The data does provide a means of comparison among companies through the use of standardized measurement techniques.

        A reconciliation of the components resulting in changes in the standardized measure of discounted cash flows attributable to proved gas and oil reserves for the three years ending December 31 follows:

-------------------------------------------------------------------------------

($ in millions)                           1996            1995            1994
                                         ------          ------          ------

Beginning of year                         316.0           406.3           551.4
                                         ------          ------          ------

Gas and oil sales,
   net of production
   costs                                  (80.2)         (124.3)         (147.6)

Net changes in prices
   and production costs                   170.4           132.7          (236.5)

Change in future
   development costs                        0.5           (49.7)            4.1

Extensions, discoveries
   and other additions,
   net of related costs                     9.4           106.5            68.2

Revisions of previous
   estimates, net of
   related costs                           90.1            72.5           (17.3)

Sales of reserves-in-place                (18.4)         (195.6)           (0.5)

Purchases of reserves-in-place              -               -               1.0

Accretion of discount                      46.0            55.2            77.8

Net change in income taxes                (65.3)          (64.9)           80.8

Timing of production
   and other changes                      (34.8)          (22.7)           24.9
                                          -----          ------           -----

            END OF YEAR                   433.7           316.0           406.3
                                          -----          ------           -----


    The estimated discounted future net cash flows increased during 1996 primarily due to net changes in prices and production costs, extensions, discoveries and other additions, as well as revisions to the economic feasibility of producing certain wells.

                                                                     Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS
                 The Columbia Gas System, Inc. and Subsidiaries
                             Year Ended December 31,
                                 ($ in Millions)


                                                            Additions - Charged to
                                                            ----------------------
                                              Beginning                    Other        Deductions     Ending
  Description                                 Balance       Income     Accounts (a)         (b)        Balance
  -----------                                 ---------     ------     ------------     ----------     -------

  Reserves deducted in the balance sheet
    from the assets to which they apply:

          Allowance for doubtful accounts

             1996                                12.3       25.6          17.7             39.4          16.2

             1995                                11.6       31.6          11.3             42.2          12.3

             1994                                11.8       21.5          15.8             37.5          11.6





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


                                    PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   Certain information required by this item is contained in Columbia's Proxy Statement related to the 1996 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

   Information regarding Columbia's current executive officers, is as follows:

   OLIVER G. RICHARD III, 44, Chairman, Chief Executive Officer and President of The Columbia Gas System, Inc. (effective April 28, 1995). Chairman of New Jersey Resources Corporation from 1992 to 1995; President and Chief Executive Officer from 1991 to 1995. President and Chief Executive Officer of Northern Natural Gas Company from 1989 to 1991. Senior Vice President of Enron Gas Pipeline Group from 1987 to 1989. Vice President and subsequently Executive Vice President of Enron Gas Pipeline Group from 1987 to 1989. Vice President and General Counsel of Tenngasco, a subsidiary of Tenneco Corporation, from 1985 to 1987. Federal Energy Regulatory Commission Commissioner from 1982 to 1985.

   PETER M. SCHWOLSKY, 50, Senior Vice President and Chief Legal Officer of Columbia and Columbia Gas System Service Corporation since August 1995. Senior Vice President of Columbia and the Columbia Gas System Service Corporation from June 1995 to August 1995. Executive Vice President, Law and Corporate Development, for New Jersey Resources Corporation from 1991 to 1995. Of counsel and then Partner with Steptoe & Johnson from 1986 to 1991.

   MICHAEL W. O'DONNELL, 52, Senior Vice President and Chief Financial Officer of Columbia since October 1993. Senior Vice President and Assistant Chief Financial Officer of the Columbia Gas System Service Corporation since 1989.

   CATHERINE GOOD ABBOTT, 46, Chief Executive Officer of Columbia Transmission and Columbia Gulf Transmission Company since January 1996. Principal with Gem Energy Consulting, Inc. from 1995 to January 1996. Vice president for various business units of Enron Corporation from 1985 to 1995.

   STEPHEN J. HARVEY, 36, Vice President of Columbia since January 1996. Principal with Gem Energy Consulting, Inc., from 1995 to January 1996. President of NJR Energy, a subsidiary of New Jersey Resources, from 1993 to 1995.

   Information regarding Columbia's former executive officers is as follows:

   C. RONALD TILLEY, 61, former Chairman and Chief Executive Officer of Columbia Distribution Companies from January 1987 to January 1996.

   JAMES P. HOLLAND, 48, former Chairman and Chief Executive Officer of Columbia Transmission and Columbia Gulf from September 1990 to January 1996.

   ITEM 11. EXECUTIVE COMPENSATION

   Information required by this item is contained in Columbia's Proxy Statement related to the 1997 Annual Meeting of Stockholders, to be filed pursuant to
   Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information required by this item is contained in Columbia's Proxy Statement related to the 1997 Annual Meeting of Stockholders, to be filed pursuant to
   Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information required by this item is contained in Columbia's Proxy Statement related to the 1997 Annual Meeting of Stockholders, to be filed pursuant to
   Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   Exhibits
   Reference is made to pages 78 through 80 for the list of exhibits filed as a part of this Annual Report on Form 10-K.

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

   Reports on Form 8-K
   A report on Form 8-K was filed on January 28, 1997, containing a Press Release published on January 27, 1997, regarding the financial and operating results for the year ended December 31, 1996.

   Undertaking made in Connection with 1933 Act Compliance on Form S-8
   For purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, Columbia undertakes the following, which is incorporated by reference into the registration statements on Form S-8, Nos. 33-03869 (filed May 16, 1996) and 33-42776 (filed September 13, 1991):

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

                                            THE COLUMBIA GAS SYSTEM, INC.
                                                 (Registrant)
  Dated:         March 14, 1997
                                            By: /s/ Oliver G. Richard III
                                               -------------------------------
                                                   (Oliver G. Richard III)
                                                      Director (Principal
                                                      Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Mar. 14, 1997     /s/Oliver G. Richard III          Mar. 14, 1997     /s/Jeffrey W. Grossman
                  -----------------------------                       -----------------------
                  Director (Principal                                 Vice President & Controller
                  Executive Officer)                                  (Principal Accounting Officer)

Mar. 14, 1997     /s/Richard F. Albosta             Mar. 14, 1997     /s/Robert H. Beeby
                  -----------------------------                       -----------------------
                  Richard F. Albosta                                  Robert H. Beeby
                  Director                                            Director

Mar. 14, 1997     /s/Wilson K. Cadman               Mar. 14, 1997     /s/Malcolm T. Hopkins
                  -----------------------------                       -----------------------
                  Wilson K. Cadman                                    Malcolm T. Hopkins
                  Director                                            Director

Mar. 14, 1997                                       Mar. 14, 1997     /s/William E. Lavery
                  -----------------------------                       -----------------------
                  James Heffernan                                     William E. Lavery
                  Director                                            Director

Mar. 14, 1997     /s/Donald P. Hodel                Mar. 14, 1997     /s/Michael W. O'Donnell
                  -----------------------------                       -----------------------
                  Donald P. Hodel                                     Michael W. O'Donnell
                  Director                                            Senior Vice President
                                                                      (Chief Financial Officer)

Mar. 14, 1997     /s/Malcolm Jozoff                 Mar. 14, 1997     /s/Douglas E. Olesen
                  -----------------------------                       -----------------------
                  Malcolm Jozoff                                      Douglas E. Olesen
                  Director                                            Director

Mar. 14, 1997     /s/Gerald E. Mayo                 Mar. 14, 1997     /s/James R. Thomas, II
                  -----------------------------                       -----------------------
                  Gerald E. Mayo                                      James R. Thomas, II
                  Director                                            Director

Mar. 14, 1997     /s/Ernesta G. Procope             Mar. 14, 1997     /s/William R. Wilson
                  -----------------------------                       -----------------------
                  Ernesta G. Procope                                  William R. Wilson
                  Director                                            Director

Mar. 14, 1997
                  -----------------------------
                  J. Bennett Johnston
                  Director

                                  EXHIBIT INDEX

                 Reference is made in the two right-hand columns below to those exhibits which have heretofore been filed with the U.S. Securities and Exchange Commission. Exhibits so referred to are incorporated herein by reference.

                                                                                      Reference
                                                                                ---------------------
                                                                                File No.      Exhibit
                                                                                ---------     -------
  3-A       -   Restated Certificate of Incorporation of The Columbia           1-1098         3-A
                Gas System, Inc., dated as of November 28, 1995.
  3-B       -   By-Laws of The Columbia Gas System, Inc., as amended dated      1-1098         3-B
                November 18, 1987.
  4-A       -   Indenture between The Columbia Gas System, Inc.                 33-64555       4-S
                and Marine Midland Bank, N.A. Trustee, dated as of
                November 28, 1995.
  4-B       -   First Supplemental Indenture, between The Columbia Gas          33-64555       4-T
                System, Inc. and Marine Midland Bank, N.A. Trustee,
                dated as of November 28, 1995.
  4-C       -   Second Supplemental Indenture, between The Columbia Gas         33-64555       4-U
                System, Inc., and Marine Midland Bank, N.A. Trustee,
                dated as of November 28, 1995.
  4-D       -   Third Supplemental Indenture, between The Columbia Gas          33-64555       4-V
                System, Inc. and Marine Midland Bank, N.A. Trustee,
                dated as of November 28, 1995.
  4-E       -   Fourth Supplemental Indenture, between The Columbia Gas         33-64555       4-W
                System, Inc. and Marine Midland Bank, N.A. Trustee,
                dated as of November 28, 1995.
  4-F       -   Fifth Supplemental Indenture, between The Columbia Gas          33-64555       4-X
                System, Inc. and Marine Midland Bank, N.A. Trustee,
                dated as of November 28, 1995.
  4-G       -   Sixth Supplemental Indenture, between The Columbia Gas          33-64555       4-Y
                System, Inc. and Marine Midland Bank, N.A. Trustee, dated
                as of November 28, 1995.
  4-H       -   Seventh Supplemental Indenture, between The Columbia            33-64555       4-Z
                Gas System, Inc. and Marine Midland Bank, N.A., Trustee,
                dated as of November 28, 1995.
  10-P(a)   -   Pension Restoration Plan of The Columbia Gas                    1-1098         10-P
                System, Inc., amended October 9, 1991.
  10-Q(a)   -   Thrift Restoration Plan of The Columbia Gas                     1-1098         10-Q
                System, Inc. dated January 1, 1989.
  10-T      -   Agreement and Bridge Agreement dated                            1-1098         10-T
                December 1, 1993, between Columbia Gas
                Transmission Corporation and Consol
                Pennsylvania Coal Company.
  10-AE     -   U.S. Environmental Protection Agency Administrative             1-1098         10-AE
                Order by Consent for Removal Actions for Columbia Gas
                Transmission Corporation dated September 22,1994.
  10-AF     -   Amended and Restated Indenture of Mortgage and                  1-1098         10-AF
                Deed of Trust by Columbia Gas Transmission
                Corporation to Wilmington Trust Company,
                dated as of November 28, 1995

----------
(a) Executive Compensation arrangements filed pursuant to Item 14 of Form 10-K.

                                                                                          Reference
                                                                                     ---------------------
                                                                                     File No.      Exhibit
                                                                                     ---------------------
  10-BB(a)  -   Annual Incentive Compensation Plan of The Columbia Gas               1-1098          10-BB
                System, Inc., dated November 16, 1988.
  10-BC(a)  -   Employment Agreement between Oliver G. Richard III                   1-1098          10-BC
                and The Columbia Gas System, Inc., dated March 15, 1995.
  10-BE(a)  -   Employment Agreement between Peter M. Schwolsky                      1-1098          10-BE
                and The Columbia Gas System, Inc., dated May 30, 1995.
  10-BF(a)  -   Employment Agreement between Catherine Good Abbott
                and The Columbia Gas System, Inc., dated January 17, 1996.
  10-BU     -   Share Sale and Purchase Agreement between The                        1-1098          10-BU
                Columbia Gas System, Inc. and Anderson Exploration
                Ltd. dated November 25, 1991.
  10-BV     -   Security Agreement dated as of January 15, 1992,                     1-1098          10-BV
                between The Columbia Gas System, Inc. and
                Anderson Exploration Ltd. and Montreal Trust
                Company of Canada.
  10-BW     -   Kotaneelee Litigation Indemnity Agreement dated                      1-1098          10-BW
                as of December 31, 1991, among The Columbia
                Gas System, Inc. and Columbia Gas Development
                of Canada Ltd. and Anderson Exploration Ltd.
  10-BX     -   Specified Litigation Indemnity Agreement made                        1-1098          10-BX
                as of December 31, 1991, among The Columbia
                Gas System, Inc. and Columbia Gas Development
                of Canada Ltd. and Anderson Exploration Ltd.
  10-BY(a)  -   Columbia Gas Restoration Security Trust                              1-1098          10-BY
                Agreement dated June 1, 1991 with Dauphin
                Deposit Bank and Trust Company.
  10-CA(a)  -   The Columbia Gas System, Inc. Retirement Plan                        1-1098          10-CA
                for Outside Directors, as amended, August 21, 1991.
  10-CB     -   Credit Agreement, dated as of                                        1-1098          10-CB
                November 28, 1995, among The Columbia Gas System,
                Inc., certain banks party thereto and Citibank, N.A.
  10-CC     -   First Amendment and Supplement to Credit                             1-1098          10-CC
                Agreement, dated December 6, 1995
  10-CJ     -   Amended and Restated Agreement of Cove Point                         1-1098          10-CJ
                LNG Limited Partnership between Columbia LNG and
                PEPCO Energy Company, Inc. dated January 27, 1994.
  10-CM     -   Plan of Reorganization for Columbia Gas Transmission Corporation     1-1098          10-CM
                as filed with the United States Bankruptcy Court for the District of Delaware on January 18, 1994.
  11*       -   Statements Re: Computation of Per Share Earnings.
  12*       -   Statements of Ratio of Earnings to Fixed Charges
                and Preferred Stock Dividends.
  21*       -   Subsidiaries of The Columbia Gas System, Inc.
  23-A*     -   Letter report, dated January 21, 1997, and the written
                consent to the filing and use of information contained in
                such letter report, Reports and Registration Statements
                filed during 1997, of Ryder Scott Company Petroleum
                Engineers, independent petroleum and natural gas
                consultants.

----------
(a) Executive Compensation arrangements filed pursuant to Item 14 of Form 10-K.
 *  Filed herewith.

                                                                                      Reference
                                                                                ---------------------
                                                                                File No.      Exhibit
                                                                                --------      -------

  23-B*     -   Written consent of Arthur Andersen LLP,
                independent public accountants, to the
                incorporation by reference of their report
                included in the 1996 Annual Report on Form
                10-K of The Columbia Gas System, Inc. and
                their report included in The Columbia Gas
                System, Inc.'s 1996 Annual Report to Shareholders
                in the registration statements on Form S-8
                (File No. 33-03869), and Form S-8
                (File No. 33-42776).
  27*       -   Financial Data Schedule for the period ended
                December 31, 1996.




----------
  *Filed herewith.