Form 10-Q
period 1997-03-31
COLUMBIA GAS SYSTEM INC
filed 1997-05-09
CIK 22099

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended MARCH 31, 1997
                                               --------------


 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Transition period from        to
                                               ------    ------

                         Commission file number 1-1098
                                                ------


                         THE COLUMBIA GAS SYSTEM, INC.
                         -----------------------------
             (Exact Name of Registrant as Specified in its Charter)


                  Delaware                       13-1594808
       ---------------------------------------------------------
       (State or other jurisdiction of         (IRS Employer
        incorporation or organization)       Identification No.)


    12355 Sunrise Valley Drive, Suite 300, Reston, VA      20191-3420
    -----------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)



       Registrant's telephone number, including area code (703) 295-0300
                                                          --------------



               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $10 Par Value: 55,349,562 shares outstanding at March 31, 1997.

                 THE COLUMBIA GAS SYSTEM, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                  TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I         FINANCIAL INFORMATION
------         ---------------------

Item 1         Financial Statements

                  Statements of Consolidated Income                                                         3

                  Condensed Consolidated Balance Sheets                                                     4

                  Consolidated Statements of Cash Flows                                                     5

                  Consolidated Statements of Common Stock Equity                                            6

                  Notes                                                                                     7


Item 2         Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                          9


PART II        OTHER INFORMATION
-------        -----------------

Item 1         Legal Proceedings                                                                           25

Item 2         Changes in Securities                                                                       27

Item 3         Defaults Upon Senior Securities                                                             27

Item 4         Submission of Matters to a Vote of Security Holders                                         27

Item 5         Other Information                                                                           27

Item 6         Exhibits and Reports on Form 8-K                                                            27

               Signature                                                                                   28

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS



The Columbia Gas System, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)
                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                    ---------------------------------------
                                                                                         1997                       1996
                                                                                        ------                     ------
                                                                                       (millions, except per share amounts)
OPERATING REVENUES
   Gas sales                                                                         $  1,308.4               $  1,002.3
   Transportation                                                                         151.4                    142.6
   Other                                                                                   67.9                     58.1
                                                                                     -----------              ----------
Total Operating Revenues                                                                1,527.7                  1,203.0
                                                                                     -----------              ----------

OPERATING EXPENSES
   Products purchased                                                                     899.6                    551.8
   Operation                                                                              198.9                    206.8
   Maintenance                                                                             24.6                     23.9
   Depreciation and depletion                                                              71.2                     68.1
   Other taxes                                                                             76.8                     74.2
                                                                                     -----------              ----------
Total Operating Expenses                                                                1,271.1                    924.8
                                                                                     -----------              ----------

OPERATING INCOME                                                                          256.6                    278.2
                                                                                     -----------              ----------

OTHER INCOME (DEDUCTIONS)
   Interest income and other, net                                                          14.3                      3.1
   Interest expense and related charges                                                   (40.3)                   (43.7)
                                                                                     -----------              -----------
Total Other Income (Deductions)                                                           (26.0)                   (40.6)
                                                                                     -----------              -----------
INCOME BEFORE INCOME TAXES                                                                230.6                    237.6
Income Taxes                                                                               67.9                     86.3
                                                                                     -----------              ----------

NET INCOME                                                                           $    162.7               $    151.3
                                                                                     ===========              ==========

EARNINGS PER SHARE OF COMMON STOCK                                                   $     2.94               $     2.99
                                                                                     ===========              ==========

DIVIDENDS PAID PER SHARE OF COMMON STOCK                                             $     0.15               $     0.15

AVERAGE COMMON SHARES OUTSTANDING (thousands)                                            55,327                   50,662


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                                   As of
                                                                                  -----------------------------------------
                                                                                  March 31, 1997          December 31, 1996
                                                                                  --------------          -----------------
                                                                                     (Unaudited)
ASSETS                                                                                            (millions)
PROPERTY, PLANT AND EQUIPMENT
   Gas utility and other plant, at original cost                                      $ 7,018.6                 $ 6,994.4
   Accumulated depreciation and depletion                                              (3,387.4)                 (3,344.5)
                                                                                      ----------                ----------
   Net Gas Utility and Other Plant                                                      3,631.2                   3,649.9
                                                                                      ----------                ----------
   Gas and oil producing properties, full cost method                                     502.7                     502.8
   Accumulated depletion                                                                 (150.8)                   (146.4)
                                                                                      ----------                ----------
   Net Gas and Oil Producing Properties                                                   351.9                     356.4
                                                                                      ----------                ----------
Net Property, Plant and Equipment                                                       3,983.1                   4,006.3
                                                                                      ----------                ----------
INVESTMENTS AND OTHER ASSETS                                                               95.8                     103.3
                                                                                      ----------                ----------
CURRENT ASSETS
   Cash and temporary cash investments                                                     65.3                      49.8
   Accounts receivable, net                                                               728.5                     597.6
   Gas inventory                                                                            5.6                     237.8
   Other inventories - at average cost                                                     47.7                      45.1
   Prepayments                                                                             65.7                      73.8
   Regulatory assets                                                                       66.7                      63.4
   Underrecovered gas costs                                                                21.6                     104.7
   Prepaid property tax                                                                    54.1                      81.1
   Exchange gas receivable                                                                171.1                     114.6
   Other                                                                                   71.7                      68.0
                                                                                      ----------                ----------
Total Current Assets                                                                    1,298.0                   1,435.9
                                                                                      ----------                ----------
REGULATORY ASSETS                                                                         400.9                     410.1
DEFERRED CHARGES                                                                           65.2                      49.0
                                                                                      ----------                ----------
TOTAL ASSETS                                                                          $ 5,843.0                 $ 6,004.6
                                                                                      ==========                ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
   Common stock equity                                                                $ 1,712.1                 $ 1,553.6
   Long-term debt                                                                       2,003.2                   2,003.8
                                                                                      ----------                ----------
Total Capitalization                                                                    3,715.3                   3,557.4
                                                                                      ----------                ----------
CURRENT LIABILITIES
   Short-term debt                                                                           -                      250.0
   Accounts and drafts payable                                                            192.1                     348.6
   Accrued taxes                                                                          193.9                     142.6
   Accrued interest                                                                        49.5                      14.8
   Estimated rate refunds                                                                 111.9                     114.0
   Estimated supplier obligations                                                          78.0                     115.1
   Transportation and exchange gas payable                                                 94.8                      95.4
   Overrecovered gas costs                                                                 89.0                        -
   Retirement income plan                                                                  57.7                      57.4
   Other                                                                                  286.5                     313.7
                                                                                      ----------                ----------
Total Current Liabilities                                                               1,153.4                   1,451.6
                                                                                      ----------                ----------
OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes, noncurrent                                                      558.0                     557.7
   Investment tax credits                                                                  36.7                      37.1
   Postretirement benefits other than pensions                                            162.4                     172.3
   Regulatory liabilities                                                                  43.6                      44.5
   Other                                                                                  173.6                     184.0
                                                                                      ----------                ----------
Total Other Liabilities and Deferred Credits                                              974.3                     995.6
                                                                                      ----------                ----------
TOTAL CAPITALIZATION AND LIABILITIES                                                  $ 5,843.0                 $ 6,004.6
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

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                       -----------------------
                                                                                       1997               1996
                                                                                       ----               ----
                                                                                              (millions)
OPERATING ACTIVITIES
   Net income                                                                      $   162.7         $    151.3
   Adjustments for items not requiring (providing) cash:
      Depreciation and depletion                                                        71.2               68.1
      Deferred income taxes                                                            (14.1)              23.6
      Other - net                                                                      (10.1)             (29.2)
   Change in components of working capital:
      Accounts receivable                                                             (128.3)            (142.7)
      Income tax refunds                                                                   -              (38.8)
      Gas inventory                                                                    232.2              168.7
      Prepayments                                                                        8.8               45.7
      Accounts payable                                                                (142.2)              33.1
      Accrued taxes                                                                     51.3               71.3
      Accrued interest                                                                  36.0               37.6
      Estimated rate refunds                                                            (2.0)              (7.1)
      Estimated supplier obligations                                                   (37.1)             (13.9)
      Under/Overrecovered gas costs                                                    172.2              (40.0)
      Exchange gas payable                                                              (1.9)              25.8
      Other working capital                                                            (49.0)             (53.3)
                                                                                   ----------        -----------
Net Cash From Operations                                                               349.7              300.2
                                                                                   ----------        -----------

INVESTMENT ACTIVITIES
   Capital expenditures                                                                (60.2)             (53.5)
   Deposit received on the sale of Columbia Development                                    -                9.7
   Other investments - net                                                              (4.2)              18.7
                                                                                   ----------        -----------
Net Investment Activities                                                              (64.4)             (25.1)
                                                                                   ----------        -----------

FINANCING ACTIVITIES
   Retirement of preferred stock                                                           -             (400.0)
   Retirement of long-term debt                                                         (0.5)              (0.4)
   Dividends paid                                                                       (8.3)              (7.4)
   Issuance of common stock                                                              4.2              241.6
   Net decrease in revolving credit facility                                          (250.0)             (23.8)
   Other financing activities                                                          (15.2)             (62.1)
                                                                                   ----------        -----------
Net Financing Activities                                                              (269.8)            (252.1)
                                                                                   ----------        -----------
Increase in Cash and Temporary Cash Investments                                         15.5               23.0
Cash and temporary cash investments at beginning of year                                49.8                8.0
                                                                                   ----------        -----------
Cash and temporary cash investments at March 31*                                   $    65.3         $     31.0
                                                                                   ==========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                                                3.0                6.5
   Cash paid for income taxes (net of refunds)                                          (9.6)              (1.2)


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* The Corporation considers all highly liquid debt instruments to be cash equivalents.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY



                                                                                                 As of
                                                                               ---------------------------------------
                                                                                    March 31,             December 31,
                                                                                      1997                    1996
                                                                               ----------------           ------------
                                                                                  (unaudited)
                                                                                               (millions)

COMMON STOCK EQUITY

Common stock, $10 par value, authorized
   100,000,000 shares, issued 55,349,562
   and 55,263,659 shares, respectively                                          $  553.5                    $  552.6

Additional paid in capital                                                         746.1                       743.2

Retained earnings                                                                  413.6                       259.3

Unearned employee compensation                                                      (1.1)                       (1.5)
                                                                                ---------                   ---------

TOTAL COMMON STOCK EQUITY                                                       $1,712.1                    $1,553.6
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

         The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Columbia's 1996 Annual Report on Form 10-K. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

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

                       Producer Claims Estimation Process
         In 1992, the Bankruptcy Court approved the appointment of a claims mediator and the implementation of a claims estimation procedure for the quantification of claims arising from the rejection of above-market gas purchase contracts and other claims by producers related to gas purchase contracts with Columbia Transmission. In late 1994 and early 1995, the claims mediator issued Initial and Supplemental Reports On Generic Issues for Natural Gas Contract Claims and directed producer claimants to submit recalculated claims consistent with those reports. In mid-1995, most producers with which Columbia Transmission had not yet negotiated settlements submitted recalculated claims to the claims mediator. Those recalculated claims amounted to over $2 billion. Since that time, several recalculated claims have been amended by producer claimants. Since mid-1995, numerous additional producers have settled their claims.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

         Some of those settlements became final with the confirmation of Columbia Transmission's Plan while others were approved subsequent to confirmation and have become final. In addition, several claims have been resolved by settlement following litigation within the claims estimation process. The recommendations and instructions set out in those claims mediator's reports have not been considered by the Bankruptcy Court.

         The claims estimation procedures remain in place for the liquidation of producer claims that still remain unresolved. The claims mediator continues to schedule and hold evidentiary hearings with respect to individual producer claims, including claim-specific issues not addressed by the original reports.

         Absent settlement by agreement, recommendations made by the claims mediator would be submitted to the Bankruptcy Court, and all parties then have rights of appellate review with respect to any rulings by that court. When claims are allowed by the Bankruptcy Court and the allowances become final, Columbia Transmission will make distributions with respect to those claims pursuant to the Plan. The timing of completion of the claims liquidation is impossible to predict.

         Based on the information received and evaluated to date, Columbia believes adequate reserves have been established for resolution of the remaining producer claims and the payment of any amounts ultimately due to producers with respect to the 5% holdback.

3.       Statement of Financial Accounting Standards No. 128, "Earnings per
         Share"
         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share (EPS). Primary EPS is replaced with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In addition, fully diluted EPS is replaced with diluted EPS. Diluted EPS reflects the potential dilution if certain securities are converted. This statement requires dual presentation of basic and diluted EPS by entities with complex capital structures and also requires restatement of all prior-period EPS data presented. SFAS No. 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997, and Columbia plans to adopt the statement for year-end 1997. Columbia does not expect the effect of adopting SFAS No. 128 to have a material impact on its EPS calculation. If adopted currently, SFAS No. 128 would not have a material impact on Columbia's reported EPS.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                                OPERATING INCOME (LOSS) BY SEGMENT
                                                ----------------------------------

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                  ---------------------------------
                                                                                  1997                         1996
                                                                                  ----                         ----
                                                                                             (millions)


       Transmission and Storage                                              $    92.9                     $    85.5

       Distribution                                                              140.6                         168.0

       Exploration and Production                                                 11.7                          10.8

       Marketing, Propane and Power Generation                                     9.9                          14.7

       Corporate                                                                   1.5                          (0.8)
                                                                             ----------                    ----------

            TOTAL                                                            $   256.6                     $   278.2
                                                                             ==========                    ==========


                                           DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)
                                           --------------------------------------------

       Actual                                                                    2,693                         3,102

       Normal                                                                    2,947                         2,979

       % Colder (warmer) than normal                                                (9)                            4

       % Colder (warmer) than prior period                                         (13)                           13


                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


Management's Discussion and Analysis contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Shareholders and prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include statements concerning Columbia's plans, objectives and expected performance, expenditures and recovery of expenditures through rates, including any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. These forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, competition, weather, regulatory and legislative changes as well as changes in general economic and capital market conditions, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by segment may change over time due to changes in the market place.

Net Income
Despite unseasonably mild temperatures, Columbia reported record 1997 first quarter net income of $162.7 million, an increase of $11.4 million over the same period last year. First quarter earnings of $2.94 per share decreased $0.05 from the first quarter of 1996. This decrease included the effect of additional shares of common stock that were issued in early 1996 that resulted in an increase of 4.7 million in the average number of shares outstanding.

Improvements for the first three months of 1997 included: a $12.8 million reduction to tax expense resulting from benefits gained through consolidated state tax filings; $4.7 million for lower operation and maintenance expense reflecting the implementation of reengineering initiatives; $5.5 million gain for a payment received from the deactivation of a storage field; proceeds from the assignment of a transportation agreement and a gas purchase contract buyout by a cogeneration facility and reduced interest costs on short-term borrowings. Also improving 1997's first quarter results was the full period effect of higher rates for Columbia Transmission and Columbia Gas of Kentucky, Inc. (Columbia of Kentucky). Tempering these improvements was 13% warmer weather compared to the same period last year that depressed net income $21 million, or $0.41 per share.

Revenues
For the first three months of 1997, operating revenues of $1,527.7 million, were up $324.7 million over the same period last year, primarily reflecting higher rates in effect for the distribution subsidiaries to recover increased gas costs and additional sales for the gas marketing affiliate. Sales of 106.7 Bcf for the marketing affiliate more than doubled from last year's level of
46.5 Bcf. Also increasing revenues was $4.1 million received by Columbia Natural Resources, Inc. (Columbia Resources) for a gas purchase contract buyout by the Binghamton Cogeneration Partnership (Binghamton Partnership) project that ceased operations in early 1997. The facility had a contract to purchase natural gas for its operations from Columbia Resources. This cogeneration project was a partnership between a Columbia affiliate, TriStar Ventures Corporation (TriStar), and third parties. In addition, TriStar received $3.2 million from the Binghamton Partnership for accepting the assignment of a transportation agreement. Tempering

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

these increases was the effect of the unseasonably warm weather in the current period that resulted in lower sales volumes for the distribution subsidiaries and lower wellhead prices for gas production.

Expenses
Operating expenses of $1,271.1 million increased $346.3 million over last year due to increased products purchased expense of $347.8 million reflecting higher gas prices and additional volumes purchased to meet the sales requirements of the gas marketing operations. Operation and maintenance expense decreased $7.2 million from the first quarter of 1996 primarily as a result of implementing restructuring initiatives. Additional plant in service for the distribution subsidiaries led to $3.1 million higher depreciation expense while the $2.6 million increase in other taxes was largely due to higher property and gross receipts taxes.

Other Income (Deductions)
For the first three months of 1997, Other Income (Deductions) decreased income $26 million, whereas for the same period last year income was reduced $40.6 million. Interest income and other, net, of $14.3 million, increased $11.2 million over the same period last year. This improvement was due in large part to recording a $8.5 million gain for the payment received from the deactivation of a storage field that will allow the owner of the coal reserves to mine the property. Total interest expense and related charges of $40.3 million, decreased $3.4 million from last year due primarily to lower interest costs on short-term debt balances.

Liquidity and Capital Resources
A significant portion of Columbia's operations is subject to seasonal fluctuations in cash flow. During the heating season, which is essentially from November through March, cash receipts from sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand, together with external financing as needed, is used to purchase gas to place in storage for heating season deliveries, make capital improvements in plant, perform necessary maintenance of the facilities, and expand service into new areas.

For the first quarter of 1997, net cash from operations was $349.7 million, an increase of $49.5 million over the same period last year. The improvement was largely due to revenues associated with the recovery of gas costs by the distribution subsidiaries in the current period. The higher level of recovery reflected the rise in prices experienced in 1996 that resulted in an increase in the commodity portion of the distribution subsidiaries' rates. The recovery level will be reduced over the next several months through future adjustments as provided for under the regulatory process. Previously the distribution subsidiaries were in an underrecovered position because the rapid increase in the cost of gas exceeded the recovery levels that were allowed at that time. In addition, the full period effect of higher base rates for Columbia Transmission and Columbia of Kentucky also improved cash from operations. Partially offsetting these improvements was the effect of lower sales volumes for the distribution subsidiaries due to the warmer weather. Reduced natural gas purchases caused by the lower weather-related sales, together with lower prices for gas purchases, resulted in a reduction in accounts payable.

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

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

Columbia's $1 billion Credit Facility provides for scheduled quarterly reductions of $25 million of the aggregate committed amount starting December 31, 1997, that will reduce the Credit Facility commitments to $700 million by September 30, 2000. The Credit Facility also provides for the issuance of up to $150 million of letters of credit. As of March 31, 1997, Columbia had no borrowings and approximately $87.6 million of letters of credit outstanding under the Credit Facility. During the first quarter, Columbia was able to repay its remaining short-term borrowings which at year-end 1996 were $250 million.

Interest rates on borrowings are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. The facility fee on the commitment amount is based on Columbia's public debt rating. Earlier in 1997, Fitch Investor Service upgraded Columbia's long-term debt rating to BBB+, and more recently Moody's Investors Service and Standard & Poors upgraded their debt ratings for Columbia to Baa1 and BBB+, respectively. These higher ratings will result in lower interest rates on any borrowings that Columbia makes under the facility.

Columbia has an effective shelf registration statement on file with the U. S. Securities and Exchange Commission for the issuance of up to $1 billion in aggregate of debentures, common stock or preferred stock in one or more series. In March 1996, Columbia issued 5,750,000 shares of common stock under the shelf registration and used the proceeds to reduce borrowings incurred under the Credit Facility. No further issuances of the remaining $750 million available under the shelf registration are scheduled at this time.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION AND STORAGE OPERATIONS


                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                             -------------------------
                                                                                             1997                 1996
                                                                                             ----                 ----
                                                                                                     (millions)
OPERATING REVENUES
   Transportation revenues                                                                 $ 180.2              $ 183.0
   Storage revenues                                                                           43.5                 38.7
   Other revenues                                                                              9.7                  4.9
                                                                                           -------              -------
Total Operating Revenues                                                                     233.4                226.6
                                                                                           -------              -------

OPERATING EXPENSES
   Operation and maintenance                                                                 100.1                 98.5
   Depreciation                                                                               26.3                 27.0
   Other taxes                                                                                14.1                 15.6
                                                                                           -------              -------
Total Operating Expenses                                                                     140.5                141.1
                                                                                           -------              -------

OPERATING INCOME                                                                           $  92.9              $  85.5
                                                                                           =======              =======


THROUGHPUT (Bcf)
Transportation
   Columbia Transmission
      Market area                                                                            377.8                429.5
   Columbia Gulf
      Main-line                                                                              151.0                170.2
      Short-haul                                                                              62.0                 69.3
      Intrasegment eliminations                                                             (144.8)              (166.5)
                                                                                           --------             --------
Total Throughput                                                                             446.0                502.5
                                                                                           ========             ========

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Marketing Initiatives

                      Proposed Millennium Pipeline Project
On April 3, 1997, Columbia Transmission announced its participation in the proposed Millennium Pipeline Project. Additional parties include CMS Energy Corporation (CMS), WestCoast Energy, Inc. (WestCoast Energy) and MCN Energy Group, Inc. Additional strategic partners may be added, with Columbia Transmission maintaining a minimum 40% ownership position. The pipeline will bring western gas supplies directly to east coast markets via TransCanada's recently announced expansion project and indirectly from Chicago through agreements with CMS and Union Gas (a subsidiary of WestCoast Energy). The 380-mile pipeline will link with TransCanada Pipelines Limited at a new Lake Erie export/import point and transport up to 650,000 Mcf per day to eastern markets utilizing existing Columbia Transmission rights-of-way for the majority of the route. The proposed in-service date is late-1999. Columbia Transmission is taking the lead role in the development, construction and operation of the proposed $600 million project. A 45-day "open season" began in early May 1997 to provide an opportunity for third parties to bid for the capacity. A filing with the Federal Energy Regulatory Commission (FERC), requesting approval for this project, is expected to be submitted later this year.

                            Market Expansion Project
In January 1997, the FERC issued a preliminary determination approving the non-environmental aspects of Columbia Transmission's expansion of its pipeline and storage systems. As discussed in Columbia's 1996 Annual Report on Form 10-K, the expansion will add approximately 500,000 Mcf per day of firm service to 23 customers. The expansion will be phased in over a three-year period commencing November 1, 1997. The FERC on March 24, 1997, issued for public comment, its favorable environmental assessment report on the proposed facilities for the project. Final approval of Columbia Transmission's market expansion application is anticipated during the second quarter of 1997.

Regulatory Matters

                      Columbia Transmission's Rate Filing
In April 1997, the FERC approved Columbia Transmission's rate case settlement, its first general rate filing since 1991. In addition to an increase in revenues to recover higher costs, the approved settlement will allow for the recovery of Columbia Transmission's net investment in gathering and certain gas processing facilities.

The settlement, which was supported by all parties to the proceeding, resolved virtually all issues, including rate design, cost of service, and the unbundling of gathering and products extraction costs from Columbia Transmission's transportation rates. The settlement also provides customers with rate certainty through February 1, 2000, and allows Columbia Transmission to recognize the proceeds from the 1996 sale of base gas from the Majorsville-Heard storage field. An after-tax improvement of approximately $12 million will be recorded in the second quarter of 1997 to reflect the terms of the settlement, including the base gas sale.

Excluded from the settlement is the environmental cost recovery issue which will be addressed in a second phase of the proceeding. A hearing is currently scheduled for the third quarter of 1998 to address this second phase.

       Recovery of Columbia Gulf's Pre-November 1994 Transportation Costs
In March 1995, Columbia Transmission filed with the FERC to recover $69 million of annual projected

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

transportation costs and $39 million of unrecovered transportation costs that were billed to Columbia Transmission by Columbia Gulf Transmission Company (Columbia Gulf). Several parties filed protests with the FERC regarding the Columbia Gulf charges. The FERC subsequently ruled that approximately $19 million of the charges were recoverable by Columbia Transmission, subject to a general FERC audit, which has been completed. The remaining $20 million of costs are associated with environmental issues. The FERC scheduled a hearing to address the recovery of such costs; however, Columbia Transmission and the parties to the case recently reached a settlement in principle which is anticipated to be filed with the FERC in the second quarter of 1997.

                          Columbia Gulf's Rate Filing
On October 31, 1996, Columbia Gulf filed a general rate case with the FERC. A prior rate case settlement required Columbia Gulf to file the new general rate case at this time. The filing reflects a proposed increase in revenues of approximately $9.6 million and addresses several rate design and cost allocation issues. On November 27, 1996, the FERC accepted the filing subject to refund and certain minor conditions. On April 29, 1997, Columbia Gulf filed revised rates to be effective May 1, 1997, subject to refund, which reflected changes required by the FERC's November 27, 1996 order. The April filing reflects a revised proposed increase in revenues of approximately $8.1 million. The case has been assigned to an administrative law judge for a hearing scheduled for December 15, 1997.

Restructuring Activities
Columbia Transmission and Columbia Gulf began a restructuring project in early 1996 to streamline the business functions and improve productivity by focusing on all processes within the transmission companies. In 1996, the implementation of key recommendations began as well as $24.6 million of expense was recorded, primarily for severance and benefits programs applicable to staff level reductions. Implementation is continuing throughout 1997 and additional charges associated with these restructuring activities will be incurred during the year.

Columbia Transmission also began the process of selling portions of its gathering facilities as a result of FERC's Order No. 636, which requires natural gas pipelines to unbundle their gathering costs and services from other transportation costs. In mid-1997, approximately 3,000 miles of gas gathering lines in Kentucky and West Virginia will be sold to Columbia Resources at Columbia Transmission's net book value. An agreement in principle has been reached with a third party for the sale of approximately 1,700 miles of gas gathering lines in Ohio to occur in late 1997. Columbia Transmission has completed an open-bidding process for the remaining 1,900 miles of gathering lines. Subsequent negotiations have resulted in letters of intent to sell to various parties certain of the remaining gathering systems located in Ohio, Pennsylvania, West Virginia and Maryland. It is anticipated that the facilities will be sold before year-end 1997.

Environmental Matters
Columbia's transmission subsidiaries have implemented programs to continually review compliance with existing environmental standards. Columbia Transmission is currently conducting assessment, characterization and remediation activities at specific sites under a 1995 EPA Administrative Order by Consent.

Expenditures of approximately $1.7 million in the first quarter of 1997 have been charged against the liability previously established resulting in a remaining overall liability of $124.1 million. Additional

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

charges during the course of 1997 will also be charged against the previously recorded liability. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations and the long period over which expenditures will be made. In addition, as a result of reapplying Statement of Financial Accounting Standards No. 71 in 1995, a regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Columbia Transmission is also currently involved in pursuing recovery of environmental expenditures from its insurance carriers; at this time, management is unable to determine the extent, if any, of recovery.

Volumes
Columbia Transmission's throughput consists of transportation and storage services for local distribution companies and other customers within its market area. Throughput is recorded for market-area storage services as gas is withdrawn from storage. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana to West Virginia and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana.

Total throughput for the transmission and storage segment totaled 446 Bcf for the first quarter of 1997, a decrease of 56.5 Bcf from the same period last year due largely to warmer weather. Under Order 636, a significant portion of the transmission and storage segment's fixed costs are being recovered through a monthly demand charge. As a result, variations in throughput do not have a significant impact on income.

Operating Revenues
Total operating revenues for the first quarter of 1997 of $233.4 million have increased $6.8 million over the previous period. After adjusting for revenues related to the recovery of upstream transportation costs and certain other costs that are fully offset in operating expenses, current period operating revenues increased $5.3 million. The full period effect of new rates for Columbia Transmission initiated February 1, 1996, subject to refund, together with additional revenues generated by the Cove Point liquefied natural gas peaking service, were the primary reasons for the increase in revenues.

Operating Income
Operating income of $92.9 million increased $7.4 million over last year. This increase is attributable to the increase in revenues discussed above as well as to a small decrease in operating expenses.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                              DISTRIBUTION OPERATIONS

                                                                                                    Three Months
                                                                                                   Ended March 31,
                                                                                              ------------------------
                                                                                              1997                1996
                                                                                              ----                ----
                                                                                                     (millions)

NET REVENUES
    Sales revenues                                                                        $ 1,025.2            $   856.7
    Less:  Cost of gas sold                                                                   719.1                518.7
                                                                                          ----------           ----------
    Net Sales Revenues                                                                        306.1                338.0
                                                                                          ----------           ----------

    Transportation revenues                                                                    42.1                 35.9
    Less: Associated gas costs                                                                  2.9                  3.2
                                                                                          ----------           ----------
    Net Transportation Revenues                                                                39.2                 32.7
                                                                                          ----------           ----------

Net Revenue                                                                                   345.3                370.7
                                                                                          ----------           ----------

OPERATING EXPENSES
    Operation and maintenance                                                                 110.2                116.5
    Depreciation                                                                               35.6                 31.6
    Other taxes                                                                                58.9                 54.6
                                                                                          ----------           ----------
Total Operating Expenses                                                                      204.7                202.7
                                                                                          ----------           ----------

OPERATING INCOME                                                                          $   140.6            $   168.0
                                                                                          ==========           ==========


THROUGHPUT (Bcf)
    Sales
      Residential                                                                              88.4                102.7
      Commercial                                                                               34.1                 42.3
      Industrial and other                                                                      0.3                  3.5
                                                                                          ----------           ----------
    Total Sales                                                                               122.8                148.5
    Transportation                                                                             72.0                 71.7
                                                                                          ----------           ----------
Total Throughput                                                                              194.8                220.2
                                                                                          ----------           ----------
Off-System Sales                                                                               31.3                  4.4
                                                                                          ----------           ----------
Total Sold or Transported                                                                     226.1                224.6
                                                                                          ==========           ==========

SOURCES OF GAS FOR THROUGHPUT (Bcf)
    Sources of Gas Sold
       Spot Market*                                                                            61.6                 79.0
       Producers                                                                               11.5                 16.2
       Storage withdrawals                                                                     82.7                 68.5
       Other                                                                                   (1.7)               (10.8)
                                                                                          ----------           ----------
    Total Sources of Gas Sold                                                                 154.1                152.9
                                                                                          ----------           ----------
    Transportation received for delivery to customers                                          72.0                 71.7
                                                                                          ----------           ----------
Total Sources                                                                                 226.1                224.6
                                                                                          ==========           ==========


*Purchase contracts of less than one year.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

Market Conditions
During the first quarter of 1997 weather in the market area served by Columbia's distribution subsidiaries (Distribution) was 13% warmer than 1996 and 9% warmer than normal. This resulted in a 22 Bcf decline from 1996 in Distribution's weather-sensitive deliveries. While January and March 1997 were 3% and 6% warmer than normal, respectively, the month of February was 18% warmer than normal, the fifth warmest February since 1950.

Regulatory Matters
Columbia Gas of Ohio Inc.'s (Columbia of Ohio) "Customer Choice" transportation pilot program began April 1, 1997, in the Toledo market. The Public Utilities Commission of Ohio (PUCO) approved the initial program for a one-year period. After a year, the PUCO will review the program before considering a more permanent program. The Toledo market includes approximately 159,000 residential customers and 11,200 small commercial customers. So far there are 13,600 customers participating of which 12,000 are residential. There are currently eight active marketers in the program out of a total of 16 approved for participation. The program provides for the automatic enrollment of some 40,000 economically disadvantaged customers statewide who are enrolled in Columbia of Ohio's Percentage of Income Plan program. If the pilot program is successful, Columbia of Ohio expects to expand "Customer Choice" to all of its nearly 1.3 million customers.

As reported in Columbia's 1996 Annual Report on Form 10-K, legislation was enacted in Ohio that revised state laws governing natural gas to allow for more competition among suppliers and more choices for customers. In March 1997, the PUCO adopted final regulations implementing the legislation. The regulations adopted by the PUCO deal only with the procedures used to process the new applications filed by local distribution companies (LDCs). The adopted procedures incorporated many of the recommendations of the LDCs. Columbia of Ohio and the LDCs filed a joint application for rehearing in April 1997 to convince the PUCO to adopt certain changes to the procedures including the requirement that LDCs make social commitments as part of any application.

In Pennsylvania, the city of Pittsburgh and Allegheny County filed a petition for a pilot program to establish retail natural gas customer choice in Allegheny County. Under the pilot, the natural gas utilities authorized to serve Allegheny County would be directed to provide open access transportation service. In March 1997, the Pennsylvania Public Utility Commission (PPUC) tentatively approved the pilot program. The PPUC will consider final approval once guidelines are developed by the city, the county and the utilities. The program is proposed to begin September 1, 1997. Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) has about 100,000 residential and small commercial and industrial customers in Allegheny County. Columbia of Pennsylvania's two-year pilot program which began November 1, 1996, in Washington County has about 5,200 customers participating.

In Virginia, Commonwealth Gas Services, Inc.'s (Commonwealth Services) 1996 rate case settlement provided for a separate proceeding to consider capacity release and off-system sales incentive proposals. A hearing on these issues was held in September 1996. The Hearing Examiner issued a report in March 1997, recommending approval of the incentive proposals. Comments on the Hearing Examiner's report have been filed and the parties are now awaiting an order from the Virginia State Corporation Commission.

Commonwealth Services will file for an increase in revenue in May 1997 proposing new rates to be effective October 1, 1997, under recently passed legislation for performance-based ratemaking. In its filing,

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

Commonwealth Services will propose a residential/small commercial transportation program called "Commonwealth Choice Program". The pilot program would commence October 1, 1997, in the Gainesville market area. Additionally, the filing will include future annual revenue increases, to be effective on October 1, 1998 and October 1, 1999, that are needed to recover non-revenue producing plant additions such as those required to replace facilities due to age and condition. The revenue increases would be contingent upon achieving performance benchmarks in the area of pipeline safety.

Gas Supply
Distribution's gas supply portfolio, with its large storage component, has the reliability and flexibility to accommodate the impact of weather variations on traditional customer demand as well as provide opportunities to increase revenues through off-system sales and other incentive programs. Off-system sales are sales or other transactions conducted outside of Distribution's traditional market. Distribution had off-system sales in the first quarter of 1997 of 31.3 Bcf. This was an increase of 26.9 Bcf over last year due indirectly to the mild first quarter weather as Distribution aggressively marketed its storage volumes in March 1997.

Proceeds from the release of temporarily unused capacity totaled $5.2 million during the first quarter of 1997, essentially unchanged from the same period in 1996. Where capacity release incentive program benchmarks are established, a portion of the proceeds generated in excess of the benchmark provides income for Distribution. The majority of the proceeds are recorded as a reduction to gas costs. In the first quarter of 1997, both Columbia of Pennsylvania and Columbia of Maryland were able to retain a small amount of capacity release proceeds. As residential and small commercial transportation programs develop into widespread practice and marketers take assignment of the local distribution company's pipeline capacity contracts, non-traditional earnings may decline.

Volumes
First quarter 1997 throughput of 194.8 Bcf decreased 25.4 Bcf from the same period last year largely reflecting lower sales due to warmer weather in the current period. The effect of the mild first quarter weather was tempered by increased overall demand for transportation services reflecting competitive natural gas spot prices, favorable economic conditions and decreased interruptions by upstream suppliers. Industrial throughput was negatively affected by a decrease of approximately 3 Bcf primarily caused by a production shutdown at Wheeling-Pittsburgh Steel Corp. due to a labor strike.

Net Revenues
Net revenues for the first quarter of 1997 were $345.3 million, down $25.4 million from the first quarter of 1996. Weather that was 13% warmer than last year reduced net revenues by approximately $32 million. The adverse impact of the warm weather was partially offset by Columbia of Ohio's retention in the current period of $8.1 million for certain off-system sales revenues resulting from a 1996 rate settlement.

Operating Income
Operating income for the current quarter of $140.6 million was down $27.4 million from the same period last year primarily due to the $25.4 million decline in net revenues. Higher operating expenses of $2 million also contributed to the decline in operating income as other taxes were up $4.3 million due to higher property and gross receipts taxes and depreciation expense increased $4 million due to plant additions. Partially offsetting these increases were reduced operation and maintenance costs of $6.3 million reflecting lower labor costs primarily as a result of the recently implemented restructuring initiatives and cost containment measures.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                               EXPLORATION AND PRODUCTION OPERATIONS

                                                                                               Three Months
                                                                                              Ended March 31,
                                                                                      ------------------------------
                                                                                      1997                      1996
                                                                                      ----                      ----
                                                                                               (millions)

OPERATING REVENUES
    Gas                                                                             $  27.9                   $   27.7
    Oil and liquids                                                                     1.1                        1.2
                                                                                    -------                   --------
Total Operating Revenues                                                               29.0                       28.9
                                                                                    -------                   --------

OPERATING EXPENSES
    Operation and maintenance                                                           8.7                        8.9
    Depreciation and depletion                                                          6.8                        6.9
    Other taxes                                                                         1.8                        2.3
                                                                                    -------                   --------
Total Operating Expenses                                                               17.3                       18.1
                                                                                    -------                   --------

OPERATING INCOME                                                                    $  11.7                   $   10.8
                                                                                    =======                   ========


GAS PRODUCTION STATISTICS
Production (Bcf)                                                                        8.3                        8.5

Average Price (per Mcf)                                                             $  2.76                   $   3.14

OIL AND LIQUIDS PRODUCTION STATISTICS
Production (000Bbls)                                                                     52                         70

Average Price (per Bbl)                                                             $ 21.07                   $  16.71


                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

               EXPLORATION AND PRODUCTION OPERATIONS (CONTINUED)


Drilling Activity
Through the first quarter of 1997, Columbia Resources participated in 11 gross wells (4.5 net) of which 9 wells (3 net) have been successful. Drilling activity is up from 1996 due to a more favorable outlook for natural gas and the implementation of new processes that provide for more concerted development activities designed to lower average finding and development costs.

Volumes
Gas production for the three months ended March 31, 1997, of 8.3 Bcf reflected a small decrease of 3%. Oil and liquids production during the current quarter was approximately 52,000 barrels, a decrease of 18,000 barrels from the first quarter of 1996, primarily due to Columbia Resources' sale of the Granny's Creek production field in December 1996.

Revenues
Revenues of $29 million for the first quarter of 1997 were relatively unchanged from the same period last year. Revenues increased $4.1 million due to a contract buyout by the Binghamton Partnership; however, this increase was offset by lower gas prices due in part to warmer than normal weather. In January 1997, gas deliveries averaged approximately $4.79 per Mcf in the Appalachian area, but deteriorated significantly in the latter part of the quarter with March deliveries averaging $2.13 per Mcf. Including the results of hedging activities, Columbia Resources' average gas sales price for the quarter of $2.76 per Mcf was down $0.38 per Mcf, or 12%, from the first quarter of 1996.

Operating Income
Operating income for the current quarter was $11.7 million, an increase of $900,000 over 1996 first quarter results. The revenue improvement resulting from the contract buyout was largely offset by lower prices received for natural gas production, as mentioned above. The primary reasons for the operating income improvement was lower other taxes principally reflecting reduced franchise taxes, a decrease in operating and maintenance expense due to last year's restructuring and a small reduction in depletion expense.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                        MARKETING, PROPANE AND POWER GENERATION OPERATIONS


                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                    --------------------------
                                                                                    1997                  1996
                                                                                    ----                  ----
                                                                                            (millions)
NET REVENUES
    Gas marketing revenues                                                      $  305.7                $ 158.1
    Less: Products purchased                                                       300.4                  149.9
                                                                                ---------               --------
    Net Gas Marketing Revenues                                                       5.3                    8.2
                                                                                ---------               --------

    Propane revenues                                                                28.5                   32.3
    Less: Products purchased                                                        16.2                   17.9
                                                                                ---------               --------
    Net Propane Revenues                                                            12.3                   14.4
                                                                                ---------               --------

    Other Revenues                                                                   5.9                    3.0
                                                                                ---------               --------

Net Revenues                                                                        23.5                   25.6
                                                                                ---------               --------

OPERATING EXPENSES
    Operation and maintenance                                                       11.9                    9.3
    Depreciation and depletion                                                       0.9                    0.8
    Other taxes                                                                      0.8                    0.8
                                                                                ---------               --------
Total Operating Expenses                                                            13.6                   10.9
                                                                                ---------               --------

OPERATING INCOME                                                                $    9.9                $  14.7
                                                                                =========               ========


PROPANE SALES (MILLIONS OF GALLONS)
    Retail                                                                          21.1                   24.8
    Wholesale and Other                                                              3.7                    6.4
                                                                                ---------               --------
Total Propane Sales                                                                 24.8                   31.2
                                                                                =========               ========


MARKETING SALES (Bcf)                                                              106.7                   46.5

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         MARKETING, PROPANE AND POWER GENERATION OPERATIONS (CONTINUED)

Power Generation
On January 10, 1997, the Binghamton Partnership, in which TriStar had a 50% partnership interest, terminated operations and sold the power agreement. The Binghamton Partnership is currently evaluating various options to dispose of the equipment. In addition, TriStar assumed the obligation of a Binghamton Partnership fuel transportation contract for $3.2 million which was paid to TriStar in January 1997. The termination of the Binghamton Partnership also resulted in the buyout of its gas purchase contract with Columbia Resources that improved first quarter revenues by $4.1 million for the exploration and production segment.

Marketing Initiatives
Columbia Energy Services Corporation (Columbia Energy) is Columbia's nonregulated natural gas marketing company. It provides gas supply, fuel management and transportation-related services to a diverse customer base, including cogenerators, local distribution companies, industrial plants, commercial businesses, joint marketing partners and residences. In 1997, Columbia Energy continues to increase the number of residential customers it serves by participating in a fourth residential pilot program in Toledo, Ohio. This program has increased Columbia Energy's residential customer base by 10,000 homeowners.

During the first quarter of 1997, Columbia Energy entered into an agreement with Kerr-McGee Corporation (Kerr-McGee), a major natural resources company headquartered in Oklahoma City, Oklahoma, to purchase and market Kerr-McGee's North American offshore natural gas production of about 250 million cubic feet per day, or 90 billion cubic feet a year. The marketing alliance will become effective on May 1, 1997, and will continue for three years. Columbia Energy will manage all of Kerr-McGee's domestic natural gas marketing activities, including scheduling, nominating and balancing pipeline transportation, as well as provide financial risk management services.

Propane
Commonwealth Propane, Inc. (Commonwealth Propane) and Columbia Propane Corporation serve approximately 93,000 customers in parts of 10 eastern states and the District of Columbia. To increase profitability, the propane operations continually seek opportunities to maximize competitiveness and expand services. The effect of significantly warmer weather in the first quarter of 1997, compared to the same period last year, and reduced spot sales were the primary reasons that propane sales of 24.8 million gallons decreased 6.4 million gallons from last year.

On March 31, 1997, Commonwealth Propane purchased the assets of Supertane Gas Corporation of Ranson, West Virginia. This acquisition adds 7,700 customers and approximately 3.9 million gallons annually.

Net Revenues
Net revenues for the first quarter of 1997 decreased $2.1 million from the same period last year to $23.5 million. While Columbia Energy's volumes more than doubled to 106.7 Bcf, margins were down from the first quarter of 1996 resulting in $2.9 million lower net revenues for the marketing operations. The colder than normal weather experienced in the first quarter of 1996 provided Columbia Energy the opportunity to earn significantly higher margins in the first quarter of 1996. Propane net revenues for the first quarter of 1997 were down $2.1 million due to lower weather-related sales, only partially offset by an increase in net margins of 7% to nearly $0.50 per gallon. TriStar's $3.2 million received from the assumption of the Binghamton Partnership fuel transportation contract and $1 million in management

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         MARKETING, PROPANE AND POWER GENERATION OPERATIONS (CONTINUED)

service revenues mitigated these decreases in net revenues.

Operating Income
Operating income totaled $9.9 million, a decrease of $4.8 million from last year due in part to lower net revenues discussed above and $2.7 million higher operating expenses. Costs associated with Columbia Energy's business expansion increased operating expense $1.3 million. Operating expense for TriStar also increased $1.3 million primarily reflecting a $900,000 increase in fuel management costs; however, these costs were offset by the $1 million management service revenues mentioned above.

                          PART I1 - OTHER INFORMATION
                           ITEM L - LEGAL PROCEEDINGS

No new reportable matters have arisen and there have been no material developments in any legal proceedings reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1996, except as follows:

I.       Regulatory Matters

         A. Columbia Gas Transmission Corp., Docket No. RP95-196 and UGI Utilities, Inc. v. Columbia Gulf Transmission Co. and Columbia Gas Transmission Corp., Docket No. RP95-392. A hearing was scheduled on this matter for March 24, 1997 to determine if certain environmental costs billed by Columbia Gulf Transmission Company ("Columbia Gulf") to Columbia Gas Transmission Corporation ("Columbia Transmission") under the T-1 rate schedule were prudently incurred. Columbia Transmission and the parties in this case have reached a settlement in principle, which is anticipated to be filed with the FERC in the second quarter of 1997. The hearing has been suspended by the administrative law judge subject to documentation and filing of the settlement.

         B. Columbia Gas Transmission Corp. v. FERC, C.A. No. 94-1727 (U.S. Ct. of App., D.C. Circuit). On March 31, 1997, Transcontinental Gas Pipeline Corporation ("Transco") filed a request for rehearing of FERC's February 28, 1997 order granting Columbia Transmission a stay of the payment obligation to Transco in connection with a settlement of Order 94 billings pending action by the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court").

II.      Bankruptcy Matters

         New Bremen Corp. v. Columbia Gas Transmission Corp. and Columbia Gulf Transmission Co., C.A. No. 88-V-631 (155th Jud. Dist. Ct. of Austin County, Texas) (November 16, 1988). This action, initially filed in Texas state court, was removed to the U.S. District Court for the Southern District of Texas, Houston District (the "Texas District Court") on January 10, 1989 (Civ. Action No. H-89-0072). The action concerns the interpretation of a producer contract subject to the estimation proceedings in the Bankruptcy Court. On March 12, 1996, the Texas District Court entered an order granting Columbia Transmission's motion for partial summary judgment on the issue of contract interpretation. New Bremen appealed the Texas District Court's ruling to the U.S. Court of Appeals for the Fifth Circuit (AFifth Circuit").

          On February 10, 1997, the Fifth Circuit denied New Bremen's appeal and upheld the Texas District Court's grant of partial summary judgment in favor of Columbia Transmission on the issue of contract pricing. On February 25, 1997, Columbia Transmission filed a motion with the Bankruptcy Court seeking to have New Bremen's claim allowed in accordance with the Fifth Circuit decision and the claims mediator's report and recommendations issued in the claims estimation proceedings (resolving issues not covered by the Fifth Circuit decision). The Bankruptcy Court has taken Columbia Transmission's motion under consideration and will advise the parties whether it desires to hear oral arguments.

III.     Other Matters

         LG&E Natural Marketing Inc. v. Columbia Gulf Transmission Co. and Columbia Gas Transmission Corp., Case No. 1:96CV02238 (U.S. Dist. Ct. for the District of Columbia) and C.A. No. 96-CA07745 (Sup. Ct. of the District of Columbia). On September 27, 1996, LG&E Natural Marketing Inc. ("LG&E") filed two similar complaints in the United States District Court for the District of Columbia and in the Superior Court of the District of Columbia (Civil Division). The complaints alleged that Columbia Transmission and Columbia Gulf breached purported obligations to make certain pipeline

                          PART I1 - OTHER INFORMATION
                     ITEM L - LEGAL PROCEEDINGS (CONTINUED)


transportation capacity available to LG&E. The complaints sought $10 million under each of a number of different counts and punitive and treble damages under some of them. Both cases were dismissed without prejudice in order to allow the parties to pursue settlement negotiations. A settlement has been reached in this matter. Management believes that the terms of the settlement will not have a material effect on Columbia.

                                             PART II - OTHER INFORMATION

  Item 2.      Changes in Securities

               None.


  Item 3.      Defaults Upon Senior Securities

               None.


  Item 4.      Submission of Matters to a Vote of Security Holders

               None


   Item 5.     Other Information

                None


   Item 6.      Exhibits and Reports on Form 8-K

                  Exhibit
                  Number
                  -------
                  10-BD    Amendment to Employment Agreement for Oliver G. Richard III

                  10-BG    Letter of Employment for Raymond R. Kaskel

                  10-BH    Form of Letter regarding Deferral of Portion of Bonus for Certain Executives

                     11    Statement re Computation of Per Share Earnings

                     12    Statements of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

                     27    Financial Data Schedule

                  The following reports on Form 8-K were filed during the first quarter of 1997.

                                       Financial
                       Item           Statements             Date of
                     Reported          Included               Event               Date Filed
                     --------         ----------          ----------------     ----------------
                         5               Yes*             January 27, 1997     January 28, 1997


                       *  Summary of Financial and Operational Data for 12 months and 3 months ended December 31, 1996.

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






                                               The Columbia Gas System, Inc.
                                               -----------------------------
                                                        (Registrant)







Date: May 8, 1997                              By:   /s/ Jeffrey W. Grossman
                                                  -----------------------------
                                                       Jeffrey W. Grossman
                                                 Vice President, Controller and
                                                   Vice President & Controller
                                                 (Principal Accounting Officer
                                                  and Duly Authorized Officer)