Form 10-Q
period 1997-06-30
COLUMBIA GAS SYSTEM INC
filed 1997-08-14
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended JUNE 30, 1997



[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Transition period from ______ to ______

                          Commission file number 1-1098


                          THE COLUMBIA GAS SYSTEM, INC.
             (Exact Name of Registrant as Specified in its Charter)


                      Delaware                       13-1594808
               (State or other jurisdiction of     (IRS Employer
             incorporation or organization)    Identification No.)


       12355 Sunrise Valley Drive, Suite 300, Reston, VA      20191-3420
           (Address of principal executive offices)           (Zip Code)



        Registrant's telephone number, including area code (703) 295-0300



          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $10 Par Value: 55,382,267 shares outstanding at June 30, 1997.

                 THE COLUMBIA GAS SYSTEM, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

            Statements of Consolidated Income                                  3

            Condensed Consolidated Balance Sheets                              4

            Consolidated Statements of Cash Flows                              6

            Consolidated Statements of Common Stock Equity                     7

            Notes                                                              8


Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     11


PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                   30

Item 2    Changes in Securities                                               30

Item 3    Defaults Upon Senior Securities                                     30

Item 4    Submission of Matters to a Vote of Security Holders                 31

Item 5    Other Information                                                   31

Item 6    Exhibits and Reports on Form 8-K                                    31

          Signature                                                           33

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

The Columbia Gas System, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                        Three Months                   Six Months
                                                       Ended June 30,                Ended June 30,
                                                 -------------------------     -------------------------
                                                    1997           1996           1997           1996
                                                 ----------     ----------     ----------     ----------
                                                          (millions, except per share amounts)
OPERATING REVENUES
    Gas sales                                    $    625.3     $    432.0     $  1,933.7     $  1,434.3
    Transportation                                    123.6          113.3          275.0          255.9
    Other                                              61.8           37.1          129.7           95.2
                                                 ----------     ----------     ----------     ----------
Total Operating Revenues                              810.7          582.4        2,338.4        1,785.4
                                                 ----------     ----------     ----------     ----------
OPERATING EXPENSES
    Products purchased                                403.6          205.9        1,303.2          757.7
    Operation                                         200.6          214.6          399.5          421.4
    Maintenance                                        26.8           27.4           51.4           51.3
    Depreciation and depletion                         49.2           50.9          120.4          119.0
    Other taxes                                        46.2           47.6          123.0          121.8
                                                 ----------     ----------     ----------     ----------
Total Operating Expenses                              726.4          546.4        1,997.5        1,471.2
                                                 ----------     ----------     ----------     ----------
OPERATING INCOME                                       84.3           36.0          340.9          314.2
                                                 ----------     ----------     ----------     ----------
OTHER INCOME (DEDUCTIONS)
    Interest income and other, net                      6.1           13.7           20.4           16.8
    Interest expense and related charges              (38.0)         (39.2)         (78.3)         (82.9)
                                                 ----------     ----------     ----------     ----------
Total Other Income (Deductions)                       (31.9)         (25.5)         (57.9)         (66.1)
                                                 ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                             52.4           10.5          283.0          248.1
Income Taxes                                           17.5            2.3           85.4           88.6
                                                 ----------     ----------     ----------     ----------
NET INCOME                                       $     34.9     $      8.2     $    197.6     $    159.5
                                                 ==========     ==========     ==========     ==========
EARNINGS PER SHARE OF COMMON STOCK               $     0.63     $     0.15     $     3.57     $     3.04

DIVIDENDS PAID PER SHARE OF COMMON STOCK         $     0.25     $     0.15     $     0.40     $     0.30

AVERAGE COMMON SHARES OUTSTANDING (thousands)        55,367         55,044         55,346         52,544

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    As of
                                                          -----------------------
                                                          June 30,   December 31,
                                                            1997         1996
                                                          --------   ------------
                                                        (unaudited)
ASSETS                                                         (millions)
PROPERTY, PLANT AND EQUIPMENT
    Gas utility and other plant, at original cost         $7,091.8     $6,994.4
    Accumulated depreciation and depletion                (3,413.7)    (3,344.5)
                                                          --------     --------
    Net Gas Utility and Other Plant                        3,678.1      3,649.9
                                                          --------     --------
    Gas and oil producing properties, full cost method       504.7        502.8
    Accumulated depletion                                   (156.9)      (146.4)
                                                          --------     --------
    Net Gas and Oil Producing Properties                     347.8        356.4
                                                          --------     --------
Net Property, Plant and Equipment                          4,025.9      4,006.3
                                                          --------     --------
INVESTMENTS AND OTHER ASSETS                                 101.8        103.3
                                                          --------     --------
CURRENT ASSETS
    Cash and temporary cash investments                      190.2         49.8
    Accounts receivable, net                                 593.8        597.6
    Gas inventory                                            153.2        237.8
    Other inventories - at average cost                       42.6         45.1
    Prepayments                                              105.5         73.8
    Regulatory assets                                         68.8         63.4
    Underrecovered gas costs                                  15.8        104.7
    Prepaid property tax                                      35.5         81.1
    Exchange gas receivable                                  104.7        114.6
    Deferred taxes                                            75.1         52.8
    Other                                                      6.6         15.2
                                                          --------     --------
Total Current Assets                                       1,391.8      1,435.9
                                                          --------     --------
REGULATORY ASSETS                                            396.9        410.1
DEFERRED CHARGES                                              66.9         49.0
                                                          --------     --------
TOTAL ASSETS                                              $5,983.3     $6,004.6
                                                          ========     ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             As of
                                                   ----------------------
                                                   June 30,  December 31,
                                                     1997        1996
                                                   --------  ------------
                                                 (unaudited)
CAPITALIZATION AND LIABILITIES                          (millions)
CAPITALIZATION
    Common stock equity                            $1,734.5    $1,553.6
    Long-term debt                                  2,003.7     2,003.8
                                                   --------    --------
Total Capitalization                                3,738.2     3,557.4
                                                   --------    --------
CURRENT LIABILITIES
    Short-term debt                                      --       250.0
    Accounts and drafts payable                       387.8       348.6
    Accrued taxes                                     175.9       142.6
    Accrued interest                                   14.8        14.8
    Estimated rate refunds                             86.9       114.0
    Estimated supplier obligations                     78.0       115.1
    Transportation and exchange gas payable            74.3        95.4
    Overrecovered gas costs                           118.4          --
    Retirement income plan                             57.9        57.4
    Other                                             274.0       313.7
                                                   --------    --------
Total Current Liabilities                           1,268.0     1,451.6
                                                   --------    --------
OTHER LIABILITIES AND DEFERRED CREDITS
    Deferred income taxes, noncurrent                 576.1       557.7
    Investment tax credits                             36.4        37.1
    Postretirement benefits other than pensions       157.4       172.3
    Regulatory liabilities                             43.0        44.5
    Other                                             164.2       184.0
                                                   --------    --------
Total Other Liabilities and Deferred Credits          977.1       995.6
                                                   --------    --------
TOTAL CAPITALIZATION AND LIABILITIES               $5,983.3    $6,004.6
                                                   ========    ========

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                Six Months
                                                              Ended June 30,
                                                            -----------------
                                                             1997       1996
                                                            ------     ------
                                                               (millions)
OPERATING ACTIVITIES
   Net income                                               $197.6     $159.5
   Adjustments for items not requiring (providing) cash:
      Depreciation and depletion                             120.4      119.0
      Deferred income taxes                                   (6.5)      33.1
      Other - net                                            (34.9)     (19.5)
   Change in components of working capital:
      Accounts receivable                                      2.8      172.9
      Income tax refunds                                        --      271.5
      Gas inventory                                           84.6       23.2
      Prepayments                                            (31.4)      (4.5)
      Accounts payable                                        54.4       16.1
      Accrued taxes                                           33.3      (26.4)
      Accrued interest                                         2.5      (71.1)
      Estimated rate refunds                                 (27.1)      (1.3)
      Estimated supplier obligations                         (37.1)     (49.1)
      Under/Overrecovered gas costs                          207.3      (83.9)
      Exchange gas payable                                   (20.9)      (5.5)
      Other working capital                                   20.8       20.2
                                                            ------     ------
Net Cash from Operations                                     565.8      554.2
                                                            ------     ------
INVESTMENT ACTIVITIES
   Capital expenditures                                     (141.4)    (112.9)
   Proceeds received on the sale of Columbia Development        --      188.9
   Other investments - net                                    (2.3)      14.7
                                                            ------     ------
Net Investment Activities                                   (143.7)      90.7
                                                            ------     ------
FINANCING ACTIVITIES
   Retirement of preferred stock                                --     (400.0)
   Retirement of long-term debt                               (0.5)      (0.5)
   Dividends paid                                            (22.1)     (15.6)
   Issuance of common stock                                    5.5      242.5
   Net decrease in short-term debt                          (250.0)    (338.9)
   Other financing activities                                (14.6)     (65.0)
                                                            ------     ------
Net Financing Activities                                    (281.7)    (577.5)
                                                            ------     ------
Increase in Cash and Temporary Cash Investments              140.4       67.4
Cash and temporary cash investments at beginning of year      49.8        8.0
                                                            ------     ------
Cash and temporary cash investments at June 30 *            $190.2     $ 75.4
                                                            ======     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                     71.6       79.1
   Cash paid for income taxes (net of refunds)                34.7     (175.7)

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

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

                                                                   As of
                                                       -----------------------------
                                                       June 30,         December 31,
                                                         1997               1996
                                                       --------         ------------
                                                     (unaudited)
                                                              (millions)
COMMON STOCK EQUITY

Common stock, $10 par value, authorized
   100,000,000 shares, outstanding 55,382,267
   and 55,263,659 shares, respectively                 $  553.8           $  552.6

Additional paid in capital                                747.1              743.2

Retained earnings                                         434.7              259.3

Unearned employee compensation                             (1.1)              (1.5)
                                                       --------           --------
TOTAL COMMON STOCK EQUITY                              $1,734.5           $1,553.6
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

      The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Columbia's 1996 Annual Report on Form 10-K and First Quarter 1997 Quarterly Report on Form 10-Q. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

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

                       Producer Claims Estimation Process

      In 1992, the Bankruptcy Court approved the appointment of a claims mediator and the implementation of a claims estimation procedure for the quantification of claims arising from the rejection of above-market gas purchase contracts and other claims by producers related to gas purchase contracts with Columbia Transmission. In late 1994 and early 1995, the claims mediator issued Initial and Supplemental Reports On Generic Issues for Natural Gas Contract Claims and directed producer claimants to submit recalculated claims. The recommendations and instructions set out in the reports have not been considered by the Bankruptcy Court. In mid-1995, most producers with which Columbia Transmission had not yet negotiated settlements submitted recalculated claims to the claims mediator. Those recalculated claims amounted to over $2 billion. Since mid-1995, numerous additional producers have settled their claims. Some of those settlements became final with the confirmation of Columbia Transmission's Plan while others were approved subsequent to confirmation and have become final. In addition, several recalculated claims have been amended by producer claimants, and several claims have been resolved by means of litigation within the claims estimation process.

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

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

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

4.    Accounting for Commodity Hedging Activities

      In accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts" a futures contract qualifies as a hedge if the commodity to be hedged is exposed to price risk and the futures contract reduces that exposure and is designated as a hedge. Subsidiaries in Columbia's production, marketing and propane operations engage in commodity hedging activities to minimize the risk of market fluctuations associated with the price of natural gas production, propane inventories and commitments for natural gas purchases and sales. The hedging objectives include assurance of stable and known minimum cash flows, fixing favorable prices and margins when they become available and participation in any long-term increases in value. Under internal guidelines, speculative positions are prohibited.

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

      Premiums paid for option and swap agreements are included as current assets in the consolidated balance sheet until they are exercised or expire. Margin requirements for natural gas and propane futures are also recorded as current assets. Unrealized gains and losses on all futures contracts are deferred on the consolidated balance sheet as either current assets or other deferred credits. Realized gains and losses from the settlement of natural gas futures, options and swaps are included in revenues or products purchased as appropriate concurrent with the associated physical transaction. Realized gains and losses from the settlement of propane futures contracts are included in products purchased. The cash flows from commodity hedging are included in operating activities in the consolidated statement of cash flows.

      Columbia and its subsidiaries are exposed to credit losses in the event of nonperformance by the counterparties to its various hedging contracts. Management has evaluated such risk and believes that overall business risk is minimized as a result of these hedging contracts which are primarily with major investment grade financial institutions or their affiliates.

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       OPERATING INCOME (LOSS) BY SEGMENT


                                             Three Months          Six Months
                                            Ended June 30,       Ended June 30,
                                           ----------------    -----------------
                                            1997      1996      1997       1996
                                           ------    ------    ------     ------
                                                        (millions)
Transmission and Storage                   $ 66.0    $ 39.0    $158.9     $124.5

Distribution                                 21.3      (3.0)    161.9      165.0

Exploration and Production                    5.4       6.4      17.1       17.2

Marketing, Propane and Power Generation      (1.8)     (1.2)      8.1       13.5

Corporate                                    (6.6)     (5.2)     (5.1)      (6.0)
                                           ------    ------    ------     ------
   TOTAL                                   $ 84.3    $ 36.0    $340.9     $314.2
                                           ======    ======    ======     ======

                  DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)

                                               Three Months                 Six Months
                                              Ended June 30,               Ended June 30,
                                            -----------------           ---------------------
                                            1997         1996            1997            1996
                                            ----         ----           -----           -----
Actual                                       837          705           3,530           3,807

Normal                                       580          580           3,527           3,559

% Colder (warmer) than normal                 44           22              --               7

% Colder (warmer) than prior period           19           13              (7)             13

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

Management's Discussion and Analysis contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors and prospective investors should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include statements concerning Columbia's plans, objectives and expected performance, expenditures and recovery of expenditures through rates, including any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, competition, weather, regulatory and legislative changes as well as changes in general economic and capital market conditions, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by segment may change over time due to changes in the market place.

With respect to any references made to ratings assigned to Columbia's debt securities, there can be no assurance that Columbia will be successful at maintaining its credit quality or that such credit ratings will continue for any given period of time or that they will not be revised downward or withdrawn entirely by these rating agencies. Credit ratings reflect only the views of the rating agencies, whose methodology and the significance of their ratings may be obtained from them.

THREE MONTH RESULTS

                                   Net Income

Columbia's second quarter 1997 net income of $34.9 million, or $0.63 per share, was up sharply over the same period last year, increasing $26.7 million, or $0.48 per share. This increase included a $12.4 million improvement for Columbia Transmission's sale of base gas from a deactivated storage field, as provided for by its rate settlement, together with colder weather experienced early in the current quarter. Also contributing to the increase was a lower level of restructuring costs in the current period -- $7.7 million in the current quarter compared to $18.6 million last year. Restructuring initiatives implemented over the past several months have allowed Columbia to improve operating efficiencies. In the second quarter of 1996, an improvement of $5.6 million was recorded to reflect an adjustment from the sale of Columbia Gas Development Corporation (Columbia Development). The sale was effective year-end 1995.

                                    Revenues

Operating revenues for the second quarter of 1997 were $810.7 million, a $228.3 million improvement over the same period last year, due mainly to increased gas marketing activity and increased sales for the distribution subsidiaries, resulting from 19% colder weather. Sales volumes for the gas marketing operations of 121.7 Bcf, more than doubled last year's level. Also contributing to the increase in revenues was $18.8 million from the effect of recording Columbia Transmission's rate settlement as discussed later in the Transmission and Storage Operations section.

                                    Expenses

For the three months ended June 30, 1997, operating expenses of $726.4 million were $180 million higher than the prior period, primarily reflecting a $197.7 million increase in products purchased that resulted from higher natural gas sales requirements primarily for gas marketing activities. In the current period, $11.9 million of restructuring expense was recorded for severance and benefit costs, whereas in the second quarter last year $28.6 million of this type of expense was incurred.

                            Other Income (Deductions)

Other Income (Deductions) reduced income $31.9 million in the current quarter compared to a reduction to income of $25.5 million in the same period last year. This change largely reflected recording an $8.6 million pre-tax favorable adjustment in 1996 to the sale of Columbia Development. Second quarter income benefited from not having any short-term debt outstanding, whereas last year Columbia had $1.5 million of interest expense on short-term borrowings, which was paid off in the first quarter of 1997.

                           PART 1 - FINANCIAL INFORMATION
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                          CONSOLIDATED RESULTS (CONTINUED)

SIX MONTH RESULTS

                                   Net Income

Columbia's net income for the first half of 1997 of $197.6 million, or $3.57 per share, increased $38.1 million, or $0.53 per share, over the same period last year despite unseasonably mild temperatures during the first quarter.

More than offsetting the impact of mild first quarter weather were several items that included recording the terms of Columbia Transmission's rate settlement mentioned previously, a $12.8 million reduction to tax expense resulting from benefits gained through the filing of a consolidated state tax return, $5.5 million from a gain on the temporary deactivation of a storage field, the full period effect of higher rates for Columbia Transmission and Columbia Gas of Kentucky, Inc. and reduced interest costs because Columbia paid-off its short-term borrowings. Also, as mentioned previously, last year's net income included a reduction of $18.6 million for restructuring activities, compared to $7.7 million this year. Last year's results also included a $5.6 million increase to 1996's net income as an adjustment for the Columbia Development sale.

                                    Revenues

For the first half of 1997, operating revenues were $2,338.4 million, an increase of $553 million over the previous year. The increase was principally due to increased sales for the gas marketing operations and higher rates in effect for the distribution subsidiaries that provided for the recovery of increased gas costs. Also improving revenues were increased transportation services, the beneficial effect of Columbia Transmission's rate settlement and $4.1 million received by Columbia Natural Resources, Inc. (Columbia Resources) for a gas purchase contract buyout by the Binghamton Cogeneration Partnership project (Binghamton Partnership) that ceased operations in early 1997. The facility had a contract to purchase natural gas for its operations from Columbia Resources. This cogeneration project was a partnership between a Columbia affiliate, TriStar Ventures Corporation (TriStar), and third parties. In addition, TriStar received $3.2 million from the Binghamton Partnership for accepting the assignment of a transportation agreement. Tempering these increases was the effect of the unseasonably warm weather in the first quarter that resulted in lower sales volumes for the distribution subsidiaries and lower wellhead prices for gas production.

                                    Expenses

Total operating expenses of $1,997.5 million for the first six months of 1997, increased $526.3 million over last year. This was primarily the result of $545.5 million higher product purchased expense attributable to the higher cost of gas purchased by the distribution subsidiaries and additional sales requirements for the gas marketing operations. After adjusting for the effect of the restructuring charges recorded in the second quarters of both years, operation and maintenance expense decreased reflecting the lower costs that resulted from implementing restructuring initiatives.

                            Other Income (Deductions)

Other Income (Deductions) reduced income $57.9 million in the first six months of 1997 and $66.1 million in the first six months of last year. Interest income and other, net, of $20.4 million, increased income $3.6 million compared to the prior year due in large part to recording a $8.5 million gain for the payment received from the deactivation of a storage field that will allow the owner of coal reserves in the area to mine the property as well as increased interest income on temporary cash investments. In the second quarter of 1996, an $8.6 million favorable adjustment was recorded for the sale of Columbia Development. Total interest expense and related charges of $78.3 million, decreased $4.6 million from last year due primarily to lower interest costs on short-term borrowings.

                         Liquidity and Capital Resources

A significant portion of Columbia's operations is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand, together with external financing as needed, is used to purchase gas to place in storage for heating season deliveries, make capital improvements in plant, perform necessary maintenance of the facilities, and expand service into new areas.

                           PART 1 - FINANCIAL INFORMATION
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                          CONSOLIDATED RESULTS (CONTINUED)

Net cash from operations for the first half of 1997 was $565.8 million, an increase of $11.6 million over the same period last year. This improvement primarily reflected a higher gas cost recovery level by the distribution subsidiaries in the current period. Tempering this increase were lower sales attributable to warmer weather for the first six months of 1997 compared to the same period last year. In 1996 cash from operations was improved approximately $213 million due to the net effect of income tax refunds.

The higher level of recovery reflected the rise in prices experienced in 1996 that resulted in an increase in the commodity portion of the distribution subsidiaries' rates as provided for under the current regulatory process. Previously, the distribution subsidiaries were in an underrecovered position because the rapid increase in the cost of gas exceeded the recovery levels that were allowed at that time. The improvement also reflected the full period effect of higher base rates for Columbia Transmission and Columbia of Kentucky. Partially offsetting these improvements was the effect of lower sales volumes for the distribution subsidiaries due to the warmer weather.

Columbia satisfies its liquidity requirements through internally generated funds and the use of its $1 billion unsecured bank revolving credit facility (Credit Facility). Columbia also may pursue obtaining additional short-term financing through the use of bid notes and the establishment of a commercial paper program.

Columbia's $1 billion Credit Facility provides for scheduled quarterly reductions of $25 million of the aggregate committed amount starting December 31, 1997, that will reduce the Credit Facility commitments to $700 million by September 30, 2000. The Credit Facility also provides for the issuance of up to $150 million of letters of credit. As of June 30, 1997, Columbia had no borrowings and approximately $139.1 million of letters of credit outstanding under the Credit Facility. During the first quarter, Columbia was able to repay its remaining short-term borrowings which at year-end 1996 was $250 million.

Interest rates on borrowings are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. The facility fee on the commitment amount is based on Columbia's public debt rating. In 1997, Fitch Investor Service, Moody's Investors Service and Standard & Poors upgraded Columbia's long-term debt rating to BBB+, Baa1 and BBB+, respectively. These higher ratings will result in lower interest rates on any borrowings that Columbia makes under the facility.

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

Recent Acquisitions

Columbia has as a strategic goal to increase its investment in generally non-rate regulated (nonregulated) businesses to a level that would provide for its nonregulated operations to contribute approximately 30% of Columbia's consolidated operating income by 2002. In 1996 this segment contributed approximately 9% toward Columbia's consolidated operating income. Consistent with this objective, Columbia Energy Services Corporation (Columbia Energy) recently purchased PennUnion Energy Services, L.L.C. (PennUnion), an energy-marketing affiliate of the Pennzoil Company (Pennzoil), for approximately $14.75 million, subject to certain purchase price adjustments. In addition, Columbia Resources recently acquired Alamco, Inc. (Alamco), an Appalachian oil and gas exploration and development company, for approximately $101 million including the assumption of approximately $24 million of Alamco debt. For additional information on the Alamco acquisition, see the Exploration and Production segment, and see the Marketing, Propane and Power Generation segment for a further discussion of PennUnion. Columbia continually evaluates acquisition and strategic alliance opportunities made available to it by the marketplace. However, it is Columbia's general policy not to comment on the specifics of any such opportunity.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       TRANSMISSION AND STORAGE OPERATIONS

                                        Three Months           Six Months
                                       Ended June 30,        Ended June 30,
                                     -----------------     -----------------
                                      1997       1996       1997       1996
                                     ------     ------     ------     ------
                                                   (millions)
OPERATING REVENUES
    Transportation revenues          $136.8     $137.6     $317.0     $320.6
    Storage revenues                   48.3       40.5       91.8       79.2
    Other revenues                     25.0        5.2       34.7       10.1
                                     ------     ------     ------     ------
Total Operating Revenues              210.1      183.3      443.5      409.9
                                     ------     ------     ------     ------
OPERATING EXPENSES
    Operation and maintenance         103.6      101.7      203.7      200.3
    Depreciation                       26.6       28.2       52.9       55.2
    Other taxes                        13.9       14.4       28.0       29.9
                                     ------     ------     ------     ------
Total Operating Expenses              144.1      144.3      284.6      285.4
                                     ------     ------     ------     ------
OPERATING INCOME                     $ 66.0     $ 39.0     $158.9     $124.5
                                     ======     ======     ======     ======
THROUGHPUT (BCF)
Transportation
    Columbia Transmission
        Market area                   196.4      197.6      574.2      627.1
    Columbia Gulf
        Main-line                     161.9      159.1      312.9      329.3
        Short-haul                     57.0       64.1      119.0      133.4
        Intrasegment eliminations    (160.6)    (158.2)    (305.4)    (324.7)
                                     ------     ------     ------     ------
Total Throughput                      254.7      262.6      700.7      765.1
                                     ======     ======     ======     ======

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Marketing Initiatives

                      Proposed Millennium Pipeline Project

As previously reported, the proposed Millennium Pipeline Project, in which Columbia Transmission is participating, and will serve as operator, will transport western gas supplies to east coast markets. The 380-mile pipeline will link with TransCanada Pipelines Limited at a new Lake Erie point and transport up to approximately 650,000 Mcf per day to eastern markets utilizing existing Columbia Transmission rights-of-way for the majority of the route. A 45-day "open season" that provided potential customers an opportunity to express interest in capacity, ended on June 16, 1997, and resulted in non-binding nominations for service that significantly exceeded the pipeline's anticipated operating capacity. Negotiations are proceeding for binding precedent agreements. A filing with the Federal Energy Regulatory Commission (FERC), requesting approval for this project is planned for later this year with an anticipated in-service date of late 1999.

On August 7, 1997, it was announced that TransCanada Pipelines and IPL Energy Inc. (IPL) would become project sponsors in the Millennium project. Also on August 7, 1997, Columbia Transmission announced its intention to become a sponsor of IPL's proposed Vector Pipeline project that will transport gas from the Chicago area to the Millennium pipeline.

                            Market Expansion Project

Final FERC approval for Columbia Transmission's market expansion project was received on May 14, 1997. Construction on the facilities required to provide the first phase of service commenced in late-May. The expansion will add approximately 500,000 Mcf per day of firm service to 23 customers. The first phase of service will begin on November 1, 1997. The New York State Electric & Gas Corporation (NYSEG) filed an appeal with the U. S. Court of Appeals for the District of Columbia Circuit. NYSEG has not requested a stay of Columbia Transmission's certificate order. Accordingly, construction is proceeding.

Regulatory Matters

                       Columbia Transmission's Rate Filing

Columbia Transmission's rate case settlement that went into effect, subject to refund, on February 1, 1996, became effective June 1, 1997. In addition to an increase in revenues to recover higher costs incurred since its last rate case in 1991, the settlement provides an opportunity for the recovery of Columbia Transmission's net investment in gathering and certain gas processing facilities. The settlement also provides customers with rate certainty through February 1, 2000, and allows Columbia Transmission to retain the gain from the 1996 sale of base gas from one of its storage fields, as well as certain future base gas sales. The settlement permits Columbia Transmission to retain approximately 95% of the initial $60 million pre-tax gain from base gas sales. After that level has been reached, Columbia Transmission would share equally with customers any gain from additional base gas sales. An after-tax improvement of $12.4 million was recorded in the second quarter of 1997 to reflect the terms of the settlement, including the base gas sale.

Excluded from the settlement is the environmental cost recovery issue which will be addressed in the second phase of the proceeding scheduled for hearings during the third quarter of 1998. Pursuant to a provision of the settlement, the New York Public Service Commission has the right to initiate a hearing challenging the appropriateness of the Straight Fixed Variable (SFV) rate design for Columbia Transmission, with any change from the current SFV methodology to be placed into effect no earlier than February 1, 2000.

       Recovery of Columbia Gulf's Pre-November 1994 Transportation Costs

In March 1995, Columbia Transmission filed with the FERC to recover $39 million of transportation costs that were billed to Columbia Transmission by Columbia Gulf Transmission Company (Columbia Gulf). Several parties filed protests with the FERC regarding the Columbia Gulf charges. The FERC subsequently ruled that approximately $19 million of the Columbia Gulf charges were recoverable by Columbia Transmission, subject to a general FERC audit, which has been completed with no adjustment to the amounts billed. The remaining $20 million of costs are associated with environmental issues.

Columbia Transmission and the parties to the case filed an uncontested offer of settlement in May 1997 that provides for the resolution of issues previously scheduled for hearing as well as other related issues including environmental. The proposed settlement provides for a refund of $4 million, inclusive of interest. Previously

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

established reserves are sufficient and the settlement does not have an effect on operating income. In addition, the settlement establishes a method for determining whether Columbia Gulf may seek recovery of future environmental costs incurred at specific sites and provides for the withdrawal of a number of related court appeals. On June 25, 1997, the FERC approved the settlement.

Columbia Gulf Show Cause Proceeding

As reported in Columbia's 1996 Annual Report on Form 10-K, the FERC directed Columbia Gulf to show cause as to why it had not filed for FERC abandonment authorization to reduce capacity on its mainline facilities. On August 8, 1997, the FERC issued an order approving a Stipulation and Consent Agreement that requires Columbia Gulf to conduct a 30-day open season during which it will make capacity available on its mainline pipeline system up to its certificated capacity. Prospective shippers desiring the capacity will be required to execute firm transportation agreements and will be responsible for securing necessary capacity on upstream and downstream pipelines.

Gathering Facilities

Columbia Transmission began the process of selling portions of its gathering facilities as a result of FERC's Order No. 636, which requires natural gas pipelines to unbundle their gathering costs and services from other transportation costs. During 1997, approximately 3,800 miles of gathering lines in Kentucky, West Virginia and Pennsylvania will be sold to Columbia Resources at Columbia Transmission's net book value. An agreement in principle has been reached with a third party for the sale of approximately 1,700 miles of gathering lines in Ohio, expected to occur in late 1997. Columbia Transmission has completed an open-bidding process for the remaining 800 miles of gathering lines. Subsequent negotiations have resulted in letters of intent to sell to various parties certain of the remaining gathering systems located in Ohio, Pennsylvania, West Virginia and Maryland. It is anticipated that the majority of these facilities will be sold before year-end 1997 and will not have a material effect on consolidated results.

Environmental Matters

Columbia's transmission subsidiaries have implemented programs to continually review compliance with existing environmental standards. Columbia Transmission is currently conducting assessment, characterization and remediation activities at specific sites under a 1995 EPA Administrative Order by Consent.

Expenditures of approximately $2.1 million in the second quarter of 1997 have been charged against the liability previously established resulting in a remaining overall liability of $121.9 million. Consistent with Statement of Financial Accounting Standards No. 71, a regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Columbia Transmission is also currently involved in pursuing recovery of environmental expenditures from its insurance carriers; however at this time, management is unable to determine the extent, if any, of recovery. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations and the long period over which expenditures will be made.

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

Total throughput for the transmission and storage segment totaled 254.7 Bcf for the second quarter of 1997, a decrease of 7.9 Bcf from the same period last year due largely to a reduction in short-haul deliveries. For the six month period ended June 1997, total throughput decreased 64.4 Bcf to 700.7 Bcf, primarily due to warmer weather.

Under Order 636, a significant portion of the transmission and storage segment's fixed costs are being recovered through a monthly demand charge. As a result, variations in throughput do not have a significant impact on income.

Operating Revenues

Total operating revenues for the second quarter of 1997 of $210.1 million increased $26.8 million over the same period last year. This increase is the result of a variety of factors, primarily the base gas sales that were part of Columbia Transmission's overall rate case settlement, and increased revenues from transportation and storage services. For the first six months of 1997, total operating revenues were $443.5 million, an increase of $33.6 million over the same period in 1996, primarily due to the full period effect of higher rates and the rate case settlement as well as revenues from transportation and storage services as mentioned previously.

Operating Income

Operating income for the second quarter and six months ended June 30, 1997 was $66 million and $158.9 million, respectively. This reflects an increase of $27 million and $34.4 million for the second quarter and year-to-date periods ended June 30, 1997, respectively, largely due to higher operating revenues as discussed above.

                           PART 1 - FINANCIAL INFORMATION
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             DISTRIBUTION OPERATIONS

                                                             Three Months           Six Months
                                                            Ended June 30,        Ended June 30,
                                                         -------------------   --------------------
                                                           1997       1996       1997        1996
                                                         --------   --------   --------    --------
                                                                        (millions)
NET REVENUES
    Sales revenues                                       $  342.8   $  299.9   $1,368.0    $1,156.6
    Less: Cost of gas sold                                  207.5      168.8      926.6       687.5
                                                         --------   --------   --------    --------
    Net Sales Revenues                                      135.3      131.1      441.4       469.1
                                                         --------   --------   --------    --------
    Transportation revenues                                  33.3       30.5       75.4        66.4
    Less: Associated gas costs                                3.3        4.2        6.2         7.4
                                                         --------   --------   --------    --------
    Net Transportation Revenues                              30.0       26.3       69.2        59.0
                                                         --------   --------   --------    --------
Net Revenues                                                165.3      157.4      510.6       528.1
                                                         --------   --------   --------    --------
OPERATING EXPENSES
    Operation and maintenance                               102.6      118.6      212.8       235.1
    Depreciation                                             12.4       12.2       48.0        43.8
    Other taxes                                              29.0       29.6       87.9        84.2
                                                         --------   --------   --------    --------
Total Operating Expenses                                    144.0      160.4      348.7       363.1
                                                         --------   --------   --------    --------
OPERATING INCOME (LOSS)                                  $   21.3   $   (3.0)  $  161.9    $  165.0
                                                         ========   ========   ========    ========
THROUGHPUT (BCF)
    Sales
        Residential                                          29.7       30.0      118.1       132.7
        Commercial                                           10.6       11.7       44.7        54.0
        Industrial and other                                  0.7        1.6        1.0         5.1
                                                         --------   --------   --------    --------
    Total Sales                                              41.0       43.3      163.8       191.8
    Transportation                                           61.0       60.0      133.0       131.7
                                                         --------   --------   --------    --------
Total Throughput                                            102.0      103.3      296.8       323.5
Off-System Sales                                             10.9        0.9       42.2         5.3
                                                         --------   --------   --------    --------
Total Sold or Transported                                   112.9      104.2      339.0       328.8
                                                         ========   ========   ========    ========
SOURCES OF GAS FOR THROUGHPUT (BCF)
    Sources of Gas Sold
        Spot market*                                         76.8       88.2      138.4       167.2
        Producers                                             8.1        9.4       19.6        25.6
        Storage withdrawals (injections)                    (50.7)     (60.6)      32.0         7.9
        Other                                                17.7        7.2       16.0        (3.6)
                                                         --------   --------   --------    --------
    Total Sources of Gas Sold                                51.9       44.2      206.0       197.1
    Transportation received for delivery to customers        61.0       60.0      133.0       131.7
                                                         --------   --------   --------    --------
Total Sources                                               112.9      104.2      339.0       328.8
                                                         ========   ========   ========    ========

* Purchase contracts of less than one year.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)


Market Conditions

The second quarter weather was 19% colder than 1996 and 44% colder than normal as April/May 1997 was the second-coldest April/May period since 1950. As a result, Columbia's distribution subsidiaries' (Distribution) weather-sensitive deliveries in the second quarter of 1997 increased approximately 5 Bcf from the same quarter last year. Weather in Distribution's market area through the first half of 1997 was 7 % warmer than 1996, but returned to essentially normal after the colder second quarter weather. For the first six months of 1997, Distribution's weather-sensitive deliveries were down 17 Bcf from last year.

Regulatory Matters

Distribution has been pursuing initiatives that give retail customers the opportunity to purchase natural gas directly from marketers and using Distribution's facilities for transportation service. Distribution has been pursuing these opportunities through regulatory initiatives in all of its jurisdictions which have resulted in pilot transportation programs being offered in three of its five service areas as discussed in the 1996 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the first quarter of 1997 and further updated below. Once fully implemented, these programs would reduce Distribution's merchant function and provide customers with the opportunity for reduced energy costs. Stranded costs and costs associated with providing gas if the marketing company cannot supply the gas that customers purchased, sometimes referred to as the supplier of last resort, are two threshold issues that must be addressed as these programs expand to all customers. The state commissions in Distribution's five jurisdictions are at various stages in addressing these issues. Distribution is currently recovering all stranded costs resulting from the unbundling of its services and believes that future stranded costs and costs resulting from being the supplier of last resort, will be fully recovered.

Columbia Gas of Ohio, Inc.'s (Columbia of Ohio) "Customer Choice" pilot transportation program continues to expand. There are over 36,000 customers participating, including 31,000 residential customers. There are 11 active marketers in the program out of a total of 17 approved for participation. The Public Utilities Commission of Ohio (PUCO) approved the initial program for a one-year period. If the pilot program is successful, Columbia of Ohio expects to expand the program to all of its nearly 1.3 million customers.

Columbia Gas of Pennsylvania, Inc.'s (Columbia of Pennsylvania) two-year pilot program, which began on November 1, 1996 in Washington County, has about 5,300 customers participating. In June 1997, Columbia of Pennsylvania received approval from the Pennsylvania Public Utility Commission (PPUC) to extend its pilot customer choice program into Allegheny County, including the city of Pittsburgh, beginning on November 1, 1997. As approved by the PPUC, the new program will give marketers the option of obtaining their own pipeline capacity, rather than taking assignment of capacity held by Columbia of Pennsylvania. The company has approximately 100,000 customers in Allegheny County who are eligible for the new program.

In Virginia, Commonwealth Gas Services, Inc. (Commonwealth Services) filed a rate case with the Virginia State Corporation Commission in May 1997 requesting a $10.1 million increase in annual revenue. The new rates would be effective on October 18, 1997, subject to refund. The filing was made under recently passed legislation providing for performance-based ratemaking. In its filing, Commonwealth Services also proposed a residential/small commercial transportation pilot program called "Commonwealth Choice Program." The pilot program would also commence on October 18, 1997, and would be open to approximately 26,000 customers in the Gainesville market area. Commonwealth Services is the first company in Virginia to file tariffs to support such a program. Additionally, as provided for by the new legislation and consistent with Columbia's strategy to avoid frequent rate cases, the filing included a request for future annual revenue increases of $1.9 million effective October 18, 1998 and $900,000 effective October 18, 1999. These increases are needed to recover plant additions, that would not represent new revenue producing additions, such as those required to replace facilities due to age and condition. The revenue increases will be contingent upon Commonwealth Services achieving performance benchmarks in the area of pipeline operations.

On August 1, 1997, the Maryland People's Counsel filed a petition with the Public Service Commission (PSC) seeking a $1.6 million reduction in Columbia Gas of Maryland, Inc.'s (Columbia of Maryland) annual revenues. Among the issues cited, the petition claimed that Columbia of Maryland's 12-month earnings through March 31, 1997, exceeded its authorized return on equity. Columbia of Maryland is currently reviewing this matter.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)

Gas Supply

Distribution's gas supply portfolio, with its large storage component, has the reliability and flexibility to accommodate the impact of weather variations on traditional customer demand as well as provide opportunities to increase revenues through off-system sales and other incentive programs. Off-system sales are sales or other transactions conducted outside of Distribution's traditional market. In the first half of 1997, Distribution had off-system sales of 42.2 Bcf. This was a significant increase of 36.9 Bcf over the first half of 1996 due indirectly to the mild first quarter weather this year as Distribution aggressively marketed its storage volumes in March 1997. Columbia of Pennsylvania, Columbia of Maryland and Columbia of Kentucky have incentive programs in place that have been approved by their respective regulatory commissions that provide for the sharing of the proceeds from off-system sales with customers.

As previously reported, Columbia of Ohio's 1996 rate agreement permitted the retainage of up to $51 million, from off-system sales, over three years subject to an earnings limitation. The revenues eligible for retention, $19.7 million in 1997, are primarily from off-system sales transactions completed or agreed to prior to August 31, 1996.

Proceeds from releasing unused pipeline capacity totaled $9.3 million in the first half of 1997, up $1.5 million from the prior year's first half total. Where capacity release incentive benchmarks are established, a portion of the proceeds generated in excess of the benchmark provides income for Distribution. The majority of the proceeds are recorded as a reduction to gas costs and the benefit passed through to customers. In the first half of 1997, both Columbia of Pennsylvania and Columbia of Maryland were able to retain a small amount of capacity release proceeds. As residential and small commercial transportation programs develop into widespread practice and marketers take assignment of the LDC's pipeline capacity contracts, earnings from these non-traditional services may decline.

Environmental Matters

As previously reported, Distribution's primary environmental issues relate to 15 former manufactured gas plant sites. In the second quarter, investigation activity began at one of these sites, bringing to seven the number of sites currently under remediation or being investigated. At this time, it is not possible to estimate the costs associated with this site.

To the extent Distribution's site investigations have been conducted, remediation plans developed and any responsibility for remediation action established, the appropriate liabilities have been recorded. Regulatory assets have been recorded for a majority of these costs as rate recovery has been allowed or is anticipated.

Volumes

Throughput for the second quarter of 1997 was 102 Bcf, a decrease of 1.3 Bcf from last year as the effect of colder weather was offset by a decline of approximately 3.8 Bcf due to a labor strike at Wheeling-Pittsburgh Steel Corp. as well as reduced usage from other customers.

For the first half of 1997, throughput of 296.8 Bcf decreased 26.7 Bcf from the same period last year reflecting reduced sales as a result of the mild first quarter of 1997. Partially offsetting the decrease in sales was an increased demand for transportation services reflecting competitive natural gas spot prices, favorable economic conditions and decreased interruptions by upstream suppliers. Industrial throughput was negatively impacted by a decrease of approximately 6 Bcf due to the strike at Wheeling-Pittsburgh Steel Corp.

Net Revenues

Net revenues for the second quarter of 1997 were $165.3 million, up $7.9 million from the second quarter of 1996. The 19% colder weather in the current quarter increased net revenues by $9 million. The effect of higher transportation revenues and Columbia of Ohio's retention in the current period of certain off-system sales revenues, resulting from a 1996 rate settlement, was tempered by decreased customer usage.

For the first six months of 1997, net revenues were $510.6 million, a decrease of $17.5 million from 1996. Weather that was 7% warmer than last year reduced net revenues by approximately $25 million. This decrease was tempered by Columbia of Ohio's retention in the current period of $11 million of off-system sales revenues.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)

Operating Income

Operating income for the second quarter of 1997 of $21.3 million reflected a $24.3 million improvement over the $3 million prior period loss due to the higher net revenues and a $16.4 million decline in operating expenses. The reduction in operating expenses primarily reflects a decrease of approximately $12.6 million for restructuring charges and the beneficial effect of recently implemented cost containment measures.

For the first six months of 1997, operating income of $161.9 million was down $3.1 million from 1996 due to the decline in net revenues partially offset by a decrease of $14.4 million in operating expenses reflecting lower restructuring charges as well as the favorable impact of cost containment measures. Increased plant additions contributed to the $4.2 million increase in depreciation expense while higher property taxes were responsible for the $3.7 million rise in taxes other than income.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      EXPLORATION AND PRODUCTION OPERATIONS


                                            Three Months         Six Months
                                           Ended June 30,      Ended June 30,
                                         -----------------   ------------------
                                           1997      1996      1997       1996
                                         -------   -------   -------    -------
                                                      (millions)
OPERATING REVENUES
    Gas                                  $  25.8   $  23.5   $  53.7    $  51.2
    Oil and liquids                          0.9       1.6       2.0        2.8
                                         -------   -------   -------    -------
Total Operating Revenues                    26.7      25.1      55.7       54.0
                                         -------   -------   -------    -------
OPERATING EXPENSES
    Operation and maintenance               11.4       9.1      20.1       18.0
    Depreciation and depletion               7.8       7.4      14.6       14.3
    Other taxes                              2.1       2.2       3.9        4.5
                                         -------   -------   -------    -------
Total Operating Expenses                    21.3      18.7      38.6       36.8
                                         -------   -------   -------    -------
OPERATING INCOME                         $   5.4   $   6.4   $  17.1    $  17.2
                                         =======   =======   =======    =======
GAS PRODUCTION STATISTICS
Production (Bcf)                             8.4       8.0      16.7       16.5

Average Price (per Mcf)                  $  2.67   $  2.81   $  2.72    $  2.98

OIL AND LIQUIDS PRODUCTION STATISTICS
Production (000Bbls)                          48        83       100        153

Average Price (per Bbl)                  $ 17.67   $ 19.10   $ 19.45    $ 18.00

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                EXPLORATION AND PRODUCTION OPERATIONS (CONTINUED)

Acquisition of Alamco

On August 7, 1997, Columbia Resources acquired Alamco, a gas and oil production company that operates in the Appalachian Basin, for $101 million including the assumption of $24 million of outstanding debt. Under the agreement, holders of Alamco received, on a fully diluted basis, $15.75 per share of common stock.

The combined companies will produce approximately 125 million cubic feet (Mmcf) of natural gas per day, making Columbia Resources one of the largest-volume natural gas and oil producers in the Appalachian Basin. This acquisition will provide contiguous assets that give Columbia Resources a major presence in north-central West Virginia, southern Kentucky and northern Tennessee with proved reserves of nearly 800 Bcf of gas equivalent.

Gathering Facilities

On April 26, 1996, Columbia Transmission filed a request with FERC for abandonment and transfer of certain gathering facilities to Columbia Resources. Final FERC approval for the abandonment and transfer of these assets was received May 19, 1997. Closing is scheduled to take place September 1, 1997.

Drilling Activity

During the first half of 1997, Columbia Resources participated in 17 gross wells, of which 14 were successful, and added 1.9 Bcfe to net reserves.

Volumes

Gas production for the current quarter of 8.4 Bcf increased nearly 5% over the second quarter of 1996. Production in last year's second quarter was reduced due to production shut-ins resulting from facility problems at Columbia Transmission's Kanawha Extraction Plant. For the six months ended June 30, 1997, gas production was relatively unchanged from last year.

Oil and liquids production for the three and six months ended June 30, 1997, was down 42% and 35%, respectively, primarily due to Columbia Resources' sale of the Granny's Creek production field in December 1996.

Revenues

Second quarter revenues increased $1.6 million from the same period last year to $26.7 million due to a reclassification in the recording of gathering costs. In order to appropriately report the results of Columbia Resources gathering activity, as discussed above, beginning in the second quarter of 1997 gas revenues are recorded before deducting any gathering costs. Gathering costs are included as an operating expense; therefore, the change in reporting has no impact on operating income. Previously, gas revenues were based on gas prices that had been reduced for gathering costs. After adjusting for the gathering costs in the current quarter, total operating revenues decreased $700,000 from the second quarter of 1996 reflecting reduced oil and liquids production and prices. In the current quarter, gas prices averaged $2.67 per Mcf, down 5% from the second quarter of 1996. The effect of lower gas prices was offset by a 0.4 Bcf increase in gas production.

Revenues for the first six months of 1997 increased $1.7 million to $55.7 million over the same period last year as of result of gas revenues being reflected before deducting gathering costs as mentioned above. After adjusting for these costs, revenues decreased $600,000 due to reduced oil and liquids production and lower natural gas prices. The weaker natural gas prices reflected the impact of warmer weather and ample storage inventory. Columbia Resources' average gas sales price for the first six months was $2.72 per Mcf, down nearly 9%, from the same period last year. The effect of lower prices was partially offset by a $4.1 million first quarter 1997 improvement for revenues related to a contract buyout by a cogeneration facility.

Operating Income

Operating income for the current quarter of $5.4 million decreased $1 million from the 1996 second quarter primarily due to reduced oil and liquids production and prices. Total operating expenses increased $2.6 million over the second quarter of 1996 primarily reflecting gathering expense. As discussed above, this expense offsets

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                EXPLORATION AND PRODUCTION OPERATIONS (CONTINUED)

a like increase in gas revenues and has no operating income effect.

Operating income of $17.1 million for the first six months of 1997 was essentially unchanged from the same period last year. The effect of lower natural gas prices in the current period was mitigated by revenues received from the buyout of a purchase contract by a cogeneration project.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

               MARKETING, PROPANE AND POWER GENERATION OPERATIONS


                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                       -----------------     ----------------
                                        1997       1996       1997      1996
                                       ------     ------     ------    ------
                                                     (millions)
NET REVENUES
    Gas marketing revenues             $296.4     $152.3     $602.1    $310.4
    Less: Products purchased            291.7      149.5      592.1     299.4
                                       ------     ------     ------    ------
    Net Gas Marketing Revenues            4.7        2.8       10.0      11.0
                                       ------     ------     ------    ------
    Propane revenues                     12.7       10.9       41.2      43.2
    Less: Products purchased              7.0        6.3       23.2      24.2
                                       ------     ------     ------    ------
    Net Propane Revenues                  5.7        4.6       18.0      19.0
                                       ------     ------     ------    ------
    Other Revenues                        2.5        2.3        8.4       5.3
                                       ------     ------     ------    ------
Net Revenues                             12.9        9.7       36.4      35.3
                                       ------     ------     ------    ------
OPERATING EXPENSES
    Operation and maintenance            13.0        9.5       24.9      18.8
    Depreciation                          1.0        0.7        1.9       1.5
    Other taxes                           0.7        0.7        1.5       1.5
                                       ------     ------     ------    ------
Total Operating Expenses                 14.7       10.9       28.3      21.8
                                       ------     ------     ------    ------
OPERATING INCOME (LOSS)                $ (1.8)    $ (1.2)    $  8.1    $ 13.5
                                       ======     ======     ======    ======
PROPANE SALES (MILLIONS OF GALLONS)
    Retail                                8.8        8.3       29.9      33.1
    Wholesale and Other                   3.3        2.5        7.0       8.9
                                       ------     ------     ------    ------
Total Propane Sales                      12.1       10.8       36.9      42.0
                                       ======     ======     ======    ======
MARKETING SALES (BCF)                   121.7       59.9      228.4     106.4

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         MARKETING, PROPANE AND POWER GENERATION OPERATIONS (CONTINUED)


Expansion of Energy Marketing Operations

On June 30, 1997, Columbia Energy purchased PennUnion, an energy-marketing subsidiary of Pennzoil, for approximately $14.75 million, subject to working capital and certain other adjustments. The PennUnion acquisition will add sales of 2.1 Bcf per day, increasing Columbia Energy's trading volumes to more than 3 Bcf per day. A significant portion of Columbia Energy's marketing volumes are represented by a contract committing Columbia Energy to purchase most, at certain index-priced prices, of Pennzoil's U.S. natural gas production of approximately 585 Mmcf per day. This contract is for a 4 year period. As a result of this transaction, Pennzoil will become Columbia Energy's largest single supplier and places Columbia Energy among the top 15 marketers in the United States.

Effective May 1, 1997, Columbia Energy began purchasing and marketing the offshore natural gas production for the Kerr-McGee Corporation (Kerr-McGee) of approximately 250 Mmcf per day or 90 Bcf a year. The marketing alliance will continue for three years. Columbia Energy will manage all of Kerr-McGee's United States natural gas marketing activities including scheduling, nominating and balancing pipeline transportation as well as providing financial risk management services.

Columbia Energy is Columbia's nonregulated natural gas marketing company. It provides gas supply, fuel management and transportation-related services to a diverse customer base, including cogenerators, local distribution companies, industrial plants, commercial businesses, joint marketing partners and residences.

Columbia Network Services Corporation (Columbia Network)

As previously discussed in the 1996 Annual Report on Form 10-K, Columbia Network, a wholly-owned subsidiary, entered into an agreement with The SABRE Group, Inc. (SABRE) to jointly develop an electronic energy information system. In the second quarter of 1997, Columbia Network and SABRE formed a limited liability company, Energy Net, L. L. C., that will operate under the name of The SABRE Energy Network. The SABRE Energy Network will serve as a central access point for the scheduling of natural gas transportation.

Net Revenues

Net revenues for the second quarter of 1997 increased $3.2 million over last year to $12.9 million primarily due to higher net revenues for both gas marketing and the propane operations. Gas marketing's net revenues increased $1.9 million as a result of higher sales volumes that more than doubled to 121.7 Bcf. The improvement attributable to increased sales was partially offset by lower margins. Propane sales increased 1.3 million gallons reflecting two new districts being added with the purchase of the assets of Supertane Gas Corporation in the first quarter of 1997. The higher propane sales coupled with nearly 30% higher margins led to an increase of $1.1 million in net revenues for the propane operations.

For the first six months of 1997, net revenues of $36.4 million increased $1.1 million over last year's results of $35.3 million primarily reflecting $3.1 million higher other revenues. This increase was largely due to revenues received by TriStar for assuming Binghamton Partnership's gas transportation contract with Columbia Transmission. This increase was offset partially by lower net revenues for both gas marketing and the propane operations. While gas marketing sales volumes increased from 106.4 Bcf to 228.4 Bcf, margins were down in the first six months of 1997 resulting in $1 million lower net revenues. The colder than normal weather experienced in the first quarter of 1996 provided gas marketing operations the opportunity to earn significantly higher margins. Propane net revenues were down $1 million due to lower weather-related sales in the first quarter of 1997 that were partially offset by 9% higher margins.


Operating Income (Loss)

An operating loss of $1.8 million for the second quarter of 1997 was $600,000 greater than the $1.2 million loss in last year's second quarter. Increased net revenues were more than offset by higher operating expense associated with business expansion, an additional loss on the sale of the Binghamton Partnership assets, and additional start-up costs incurred by Columbia Network. In the second quarter of 1996, operation and maintenance expense included $1.4 million of restructuring costs.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         MARKETING, PROPANE AND POWER GENERATION OPERATIONS (CONTINUED)

Operating income for the six months ended June 30, 1997, was $8.1 million, a decrease of $5.4 million from last year primarily due to lower margins and higher operating expense due to business expansion for Columbia Energy, as well as reduced propane sales in the first quarter of 1997. Additional startup costs for Columbia Network also negatively impacted operating income. The decrease in operating income was mitigated by the $2.6 million received from the termination of the Binghamton Partnership, higher gas marketing volumes and lower operation and maintenance expense due to the restructuring charges recorded in the second quarter of 1996.

Item l.   Legal Proceedings

          No new reportable matters have arisen and there have been no material developments in any legal proceedings reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1996, Quarterly Report on Form 10-Q for the first quarter of 1997 except as follows:

          I.       Purchase and Production Matters

            A. New Ulm v. Columbia Gas Transmission Corp., C.A. No. 88-V-655
               (155th Judicial Dist. Ct. of Austin County, TX). On October 18, 1996, the Texas Supreme Court affirmed, in part, the appellate Court's judgment by remanding New Ulm's fraud claim to the trial court for further proceedings. On July 31, 1997, the jury returned a verdict that awarded plaintiff $512,070 compensatory damages and $2,560,350 punitive damages. The court has not yet entered judgement on the verdict. No final order has been rendered. Furthermore, any final order will be subject to the terms of Columbia Transmission's plan of reorganization.

          II.  Regulatory Matters

            A. Columbia Gas Transmission Corp., Docket No. RP95-196 and UGI
               Utilities, Inc. v. Columbia Gulf Transmission Co. and Columbia Gas Transmission Corp., Docket No. RP95-392. The Form 10-Q for the First Quarter reported that Columbia Transmission and the parties in this case had reached a settlement in principle. The FERC approved the settlement on June 25, 1997. No requests for rehearing were filed, thereby concluding this proceeding.


  Item 2.Changes in Securities

             None.


  Item 3.Defaults Upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 21, 1997, the Annual Meeting of Stockholders of The Columbia Gas System, Inc. was held. On the record date, Columbia had outstanding 55,349,562 shares of common stock, each of which was entitled to one vote at the meeting. The election of four directors each to serve a term of three years and the election of Arthur Andersen LLP as independent public accountants were voted upon and approved by the requisite number of shares present in person or by proxy at the meeting.

         The following is a summary of the results of that meeting:

         A.  Election of Directors

         Name of Director           Votes For       Votes Withheld
         ----------------          ----------       --------------
         Wilson K. Cadman          43,827,165           416,325
         James P. Heffernan        43,942,789           386,656
         J. Bennett Johnston       43,844,644           421,207
         James R. Thomas, II       43,886,571           402,524

         B.  Election of Arthur Andersen LLP as independent public accountants:

              Votes For    Votes Against      Abstain
             ----------    -------------      -------
             43,783,538       391,712         106,720

  Item 5.  Other Information

             None


  Item 6.  Exhibits and Reports on Form 8-K

            Exhibit
            Number
            ------
            2-A*   Unit Purchase Agreement between Pennzoil Exploration and
                     Production Company, Pennzoil Gas Marketing Company, Pennzoil Energy Marketing Company and Columbia Energy Services Corporation dated June 2, 1997.

            2-B    Agreement and Plan of Merger between Columbia Natural
                     Resources, Inc. and Alamco, Inc. dated May 27, 1997.

            10-BG* Natural Gas Purchase Agreement between Columbia Energy
                     Services Corporation and Kerr-McGee Corporation dated March 31, 1997.

            10-BH* Gas Sales Agreement between Pennzoil Exploration and
                     Production Company and Columbia Energy Services Corporation dated June 2, 1997.

            11     Statement re Computation of Per Share Earnings

            12     Statements of Ratio of Earnings to Fixed Charges and
                         Preferred Stock Dividends

            27     Financial Data Schedule


            * A request for confidential treatment for certain sections of these documents has been filed with the Commission.






 The following reports on Form 8-K were filed during the second quarter of 1997.

                           Financial
                Item      Statements
               Reported    Included            Date of Event             Date Filed
               --------   ----------    ---------------------------    -------------
                  5          No         May, 21, 1997; May 27, 1997     May 28, 1997
                  5          No                        June 3, 1997     June 5, 1997
                  5          Yes **                   July 14, 1997    July 16, 1997

            ** Summary of Financial and Operational data for three and six months ended June 30, 1997

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           The Columbia Gas System, Inc.
                                      ---------------------------------------
                                                    (Registrant)









  Date:  August 14, 1997              By:          /s/ Jeffrey W. Grossman
                                         -------------------------------------
                                                     Jeffrey W. Grossman
                                               Vice President and Controller
                                               (Principal Accounting Officer
                                                and Duly Authorized Officer)