Form 10-Q
period 1997-09-30
COLUMBIA GAS SYSTEM INC
filed 1997-11-12
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended SEPTEMBER 30, 1997



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



          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $10 Par Value: 55,441,917 shares outstanding at September 30, 1997.

                 THE COLUMBIA GAS SYSTEM, INC. AND SUBSIDIARIES

                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

            Statements of Consolidated Income                                 3

            Condensed Consolidated Balance Sheets                             4

            Consolidated Statements of Cash Flows                             6

            Consolidated Statements of Common Stock Equity                    7

            Notes                                                             8


Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    10


PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                  27

Item 2    Changes in Securities                                              27

Item 3    Defaults Upon Senior Securities                                    28

Item 4    Submission of Matters to a Vote of Security Holders                28

Item 5    Other Information                                                  28

Item 6    Exhibits and Reports on Form 8-K                                   28

          Signature                                                          29

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

The Columbia Gas System, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (unaudited)

                                                       Three Months                    Nine Months
                                                    Ended September 30,            Ended September 30,
                                                 -------------------------     -------------------------
                                                    1997           1996           1997           1996
                                                 ----------     ----------     ----------     ----------
                                                                 (millions, except per
                                                                     share amounts)
OPERATING REVENUES
    Gas sales                                    $    842.5     $    315.3     $  2,776.2     $  1,749.6
    Transportation                                    107.4           99.6          382.4          355.5
    Other                                              45.1           35.9          174.8          131.1
                                                 ----------     ----------     ----------     ----------

Total Operating Revenues                              995.0          450.8        3,333.4        2,236.2
                                                 ----------     ----------     ----------     ----------

OPERATING EXPENSES
    Products purchased                                663.7          144.0        1,966.9          901.7
    Operation                                         202.0          182.2          601.5          603.6
    Maintenance                                        21.7           27.8           73.1           79.1
    Depreciation and depletion                         42.8           38.8          163.2          157.8
    Other taxes                                        35.1           37.1          158.1          158.9
                                                 ----------     ----------     ----------     ----------

Total Operating Expenses                              965.3          429.9        2,962.8        1,901.1
                                                 ----------     ----------     ----------     ----------

OPERATING INCOME                                       29.7           20.9          370.6          335.1
                                                 ----------     ----------     ----------     ----------

OTHER INCOME (DEDUCTIONS)
    Interest income and other, net                      7.5           22.2           27.9           39.0
    Interest expense and related charges              (37.0)         (51.8)        (115.3)        (134.7)
                                                 ----------     ----------     ----------     ----------

Total Other Income (Deductions)                       (29.5)         (29.6)         (87.4)         (95.7)
                                                 ----------     ----------     ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                       0.2           (8.7)         283.2          239.4
Income Taxes                                            0.1           (2.6)          85.5           86.0
                                                 ----------     ----------     ----------     ----------

NET INCOME (LOSS)                                $      0.1     $     (6.1)    $    197.7     $    153.4
                                                 ==========     ==========     ==========     ==========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK        $       --     $    (0.11)    $     3.57     $     2.88

DIVIDENDS PAID PER SHARE OF COMMON STOCK         $     0.25     $     0.15     $     0.65     $     0.45

AVERAGE COMMON SHARES OUTSTANDING (thousands)        55,420         55,165         55,372         53,340

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


The Columbia Gas System, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           As of
                                                             --------------------------------
                                                             September 30,       December 31,
                                                                 1997                1996
                                                             -------------       ------------
                                                              (unaudited)
ASSETS                                                                  (millions)
PROPERTY, PLANT AND EQUIPMENT
    Gas utility and other plant, at original cost               $7,224.8           $6,994.4
    Accumulated depreciation and depletion                      (3,437.9)          (3,344.5)
                                                                --------           --------

    Net Gas Utility and Other Plant                              3,786.9            3,649.9
                                                                --------           --------

    Gas and oil producing properties, full cost method             643.5              502.8
    Accumulated depletion                                         (188.6)            (146.4)
                                                                --------           --------

    Net Gas and Oil Producing Properties                           454.9              356.4
                                                                --------           --------

Net Property, Plant and Equipment                                4,241.8            4,006.3
                                                                --------           --------

INVESTMENTS AND OTHER ASSETS                                        95.2              103.3
                                                                --------           --------

CURRENT ASSETS
    Cash and temporary cash investments                             21.3               49.8
    Accounts receivable, net                                       444.6              597.6
    Gas inventory                                                  304.0              237.8
    Other inventories - at average cost                             39.9               45.1
    Prepayments                                                    100.5               73.8
    Regulatory assets                                               65.4               63.4
    Underrecovered gas costs                                        41.7              104.7
    Prepaid property tax                                            25.3               81.1
    Exchange gas receivable                                        112.6              114.6
    Deferred taxes                                                  86.7               52.8
    Other                                                            7.0               15.2
                                                                --------           --------

Total Current Assets                                             1,249.0            1,435.9
                                                                --------           --------

REGULATORY ASSETS                                                  391.2              410.1
DEFERRED CHARGES                                                    70.8               49.0
                                                                --------           --------

TOTAL ASSETS                                                    $6,048.0           $6,004.6
                                                                ========           ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         PART 1 - FINANCIAL INFORMATION

The Columbia Gas System, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    As of
                                                       ------------------------------
                                                       September 30,     December 31,
                                                           1997              1996
                                                       -------------     ------------
                                                        (unaudited)
CAPITALIZATION AND LIABILITIES                                   (millions)
CAPITALIZATION
    Common stock equity                                  $1,723.0          $1,553.6
    Long-term debt                                        2,003.6           2,003.8
                                                         --------          --------

Total Capitalization                                      3,726.6           3,557.4
                                                         --------          --------

CURRENT LIABILITIES
    Short-term debt                                          80.0             250.0
    Accounts and drafts payable                             399.2             348.6
    Accrued taxes                                           125.7             142.6
    Accrued interest                                         50.5              14.8
    Estimated rate refunds                                   86.3             114.0
    Estimated supplier obligations                           76.9             115.1
    Transportation and exchange gas payable                  84.3              95.4
    Overrecovered gas costs                                  84.9                --
    Retirement income plan                                   58.1              57.4
    Other                                                   268.1             313.7
                                                         --------          --------

Total Current Liabilities                                 1,314.0           1,451.6
                                                         --------          --------

OTHER LIABILITIES AND DEFERRED CREDITS
    Deferred income taxes, noncurrent                       607.5             557.7
    Investment tax credits                                   36.0              37.1
    Postretirement benefits other than pensions             153.7             172.3
    Regulatory liabilities                                   42.3              44.5
    Other                                                   167.9             184.0
                                                         --------          --------

Total Other Liabilities and Deferred Credits              1,007.4             995.6
                                                         --------          --------

TOTAL CAPITALIZATION AND LIABILITIES                     $6,048.0          $6,004.6
                                                         ========          ========

                         PART 1 - FINANCIAL INFORMATION

The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                 Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                               1997       1996
                                                              ------     ------
                                                                 (millions)
OPERATING ACTIVITIES
   Net income                                                 $197.7     $153.4
   Adjustments for items not requiring (providing) cash:
      Depreciation and depletion                               163.2      157.8
      Deferred income taxes                                    (15.7)      31.7
      Income from equity investment, net of distributions       (0.4)       8.9
      Other - net                                              (20.6)      43.2
   Change in components of working capital:
      Accounts receivable                                      155.1      270.3
      Income tax refunds                                          --      271.5
      Gas inventory                                            (66.2)    (144.2)
      Prepayments                                              (26.7)      (3.2)
      Accounts payable                                          79.5      (12.8)
      Accrued taxes                                            (16.9)    (125.5)
      Accrued interest                                          39.4      (39.7)
      Estimated rate refunds                                   (27.7)       8.3
      Estimated supplier obligations                           (38.2)     (57.1)
      Under/Overrecovered gas costs                            147.9     (128.9)
      Exchange gas payable                                     (12.6)      (7.8)
      Other working capital                                     24.3       64.1
                                                              ------     ------

Net Cash from Operations                                       582.1      490.0
                                                              ------     ------

INVESTMENT ACTIVITIES
   Capital expenditures                                       (295.3)    (202.6)
   Proceeds received on the sale of Columbia Development          --      190.9
   Purchase of Alamco, Inc.                                    (99.4)        --
   Other investments - net                                      (4.5)      (0.9)
                                                              ------     ------

Net Investment Activities                                     (399.2)     (12.6)
                                                              ------     ------

FINANCING ACTIVITIES
   Retirement of preferred stock                                  --     (400.0)
   Retirement of long-term debt                                 (0.6)      (0.8)
   Dividends paid                                              (36.1)     (23.9)
   Issuance of common stock                                      7.9      248.4
   Net decrease in short-term debt                            (170.0)    (228.9)
   Other financing activities                                  (12.6)     (61.1)
                                                              ------     ------
Net Financing Activities                                      (211.4)    (466.3)
                                                              ------     ------

Increase (decrease) in Cash and Temporary Cash Investments     (28.5)      11.1
Cash and temporary cash investments at beginning of year        49.8        8.0
                                                              ------     ------

Cash and temporary cash investments at September 30 *         $ 21.3     $ 19.1
                                                              ======     ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                       72.9       79.7
   Cash paid for income taxes (net of refunds)                  52.5     (158.6)

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

                           PART 1 - FINANCIAL INFORMATION
                      ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

The Columbia Gas System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY


                                                                  As of
                                                     -------------------------------
                                                     September 30,      December 31,
                                                         1997               1996
                                                     -------------      ------------
                                                      (unaudited)
                                                                (millions)
COMMON STOCK EQUITY

Common stock, $10 par value, authorized
   100,000,000 shares, outstanding 55,441,917
   and 55,263,659 shares, respectively                 $  554.4           $  552.6

Additional paid in capital                                748.8              743.2

Retained earnings                                         420.9              259.3

Unearned employee compensation                             (1.1)              (1.5)
                                                       --------           --------

TOTAL COMMON STOCK EQUITY                              $1,723.0           $1,553.6
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

      The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Columbia's 1996 Annual Report on Form 10-K and First and Second Quarter 1997 Quarterly Reports on Form 10-Q. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2.    Statement of Financial Accounting Standards No. 128, "Earnings per Share"

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share (EPS). Primary EPS is replaced with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In addition, fully diluted EPS is replaced with diluted EPS. Diluted EPS reflects the potential dilution if certain securities are converted into common stock. This statement requires dual presentation of basic and diluted EPS by entities with complex capital structures and also requires restatement of all prior-period EPS data presented. SFAS No. 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997, and Columbia plans to adopt the statement for year-end 1997. Columbia does not expect the effect of adopting SFAS No. 128 to have a material impact on its EPS calculation. If adopted currently, SFAS No. 128 would not have a material impact on Columbia's reported EPS.

3.    Accounting for Commodity Hedging Activities

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

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

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

4.    Bankruptcy Matters
      On November 28, 1995, Columbia and its wholly-owned subsidiary, Columbia Gas Transmission Corporation (Columbia Transmission), emerged from Chapter 11 protection of the Federal Bankruptcy Code under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). Both Columbia and Columbia Transmission had operated under Chapter 11 protection since July 31, 1991. Certain residual unresolved bankruptcy-related matters are still within the jurisdiction of the Bankruptcy Court.

                            Unsettled Producer Claims

      Columbia Transmission's approved plan of reorganization (Plan) provides that producers who rejected settlement offers contained in Columbia Transmission's Plan may continue to litigate their claims under the Bankruptcy Court-approved claims estimation procedures and receive the same percentage payout on their allowed claims, when and if ultimately allowed, as received by the settling producers. Columbia Transmission's Plan further provides that since the actual distribution percentage for all producer claims, which would not be less than 68.875% or greater than 72.5%, can not be determined until the total amount of contested producer claims is established, 5% of the maximum amount (based on a 72.5% payout) to be distributed to producer claimants for allowed claims and to Columbia for unsecured debt will be withheld until the total has been determined. Additional distributions, if any, will be made when the total amount of allowed producer claims has been determined.

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

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                       OPERATING INCOME (LOSS) BY SEGMENT


                                             Three Months        Nine Months
                                          Ended September 30, Ended September 30,
                                          ------------------- -------------------
                                            1997      1996      1997       1996
                                           ------    ------    ------     ------
                                                        (millions)
Transmission and Storage                   $ 39.6    $ 36.7    $198.5     $161.2

Distribution                                (11.4)    (19.3)    150.5      145.7

Exploration and Production                    5.6       5.4      22.7       22.6

Marketing, Propane and Power Generation      (3.1)     (2.2)      5.0       11.3

Corporate                                    (1.0)      0.3      (6.1)      (5.7)
                                           ------    ------    ------     ------

   TOTAL                                   $ 29.7    $ 20.9    $370.6     $335.1
                                           ======    ======    ======     ======




                  DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)


                                                  Three Months                     Nine Months
                                               Ended September 30,              Ended September 30,
                                             ----------------------          -----------------------
                                              1997            1996            1997             1996
                                             ------          ------          ------           ------
Actual                                          108             103           3,638            3,910

Normal                                           41              41           3,568            3,600

% Colder (warmer) than normal                   163             151               2                9

% Colder (warmer) than prior period               5               1              (7)              12

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


Forward Looking  Statements

The Management's Discussion and Analysis contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors and prospective investors should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include statements concerning Columbia's plans, objectives and expected performance, expenditures and recovery of expenditures through rates, including any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, competition, weather, regulatory and legislative changes as well as changes in general economic and capital market conditions, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by segment may change over time due to changes in the market place.

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

THREE MONTH RESULTS

                                   Net Income

Columbia reported third quarter net income of $100,000, an improvement of $6.2 million, or $0.11 per share, over the same period last year. Typically, Columbia reports a small loss in the third quarter due to the low level of sales during the summer months by the distribution operation, which derives most of its income in the first and fourth quarters. After adjusting for unusual items as discussed below, results for the third quarter of 1997 increased over the same period in 1996 primarily reflecting the after-tax benefit of efficiencies gained through the implementation of restructuring initiatives.

Third quarter net income was reduced $6.1 million by recording relocation costs and restructuring costs for Columbia Transmission and the establishment of a $6.6 million after-tax valuation reserve for the anticipated sale of certain of Columbia Transmission's pipeline facilities. Columbia Transmission's relocation and restructuring costs primarily reflected expense associated with relocating certain employees to northern Virginia and relocating employees in certain field operations. Columbia Transmission has signed a letter of intent with a third party for the sale of certain facilities located in New York and Pennsylvania; however, the sale is contingent upon the definitive documentation and Federal Energy Regulatory Commission (FERC) approval. Improving current quarter results was an after-tax increase of $3.5 million for a settlement of a FERC Order (Order 94) that was related to the allocation methodology for certain production-related costs that were being billed to pipelines in the 1980's. Recording the terms of the settlement in 1997 and a reserve established in 1996 for this issue resulted in a period-to-period pre-tax improvement of $5.4 million. In the third quarter of 1996 a $4.3 million pre-tax reserve was established; however, the settlement in the third quarter of 1997 was $1.1 million less than the reserve amount.

                                    Revenues

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


For the third quarter of 1997, operating revenues of $995 million increased $544.2 million reflecting a significant increase in gas marketing sales volumes. This was due in part to the recent acquisition of PennUnion Energy Services L.L.C. (PennUnion), a former energy-marketing affiliate of the Pennzoil Company. Sales volumes for the gas marketing operations of 323 Bcf were approximately 400 percent higher than last year's third quarter level.

                                    Expenses

Operating expense for the three months ended September 30, 1997, of $965.3 million was $535.4 million higher than the same period last year, primarily reflecting a $519.7 million increase in products purchased that resulted from the higher natural gas sales for gas marketing activities. Also increasing operating expense, as mentioned previously, were additional relocation and restructuring costs and the recording of a $10.1 million valuation reserve for the anticipated sale of certain pipeline facilities. In addition, higher costs related to the PennUnion acquisition and business expansion activities for the gas marketing operations also contributed to an increase in operating expense. Reducing expense was the beneficial effect of efficiencies gained from implementing restructuring initiatives during 1997. In addition, operating expense decreased compared to last year for the $5.4 million period-to-period improvement for the Order 94 issue, also mentioned previously.

                            Other Income (Deductions)

Other Income (Deductions) reduced income $29.5 million in the third quarter of 1997 and was essentially unchanged from the same period last year. Both periods included $35.1 million of interest expense on long-term debt as well as interest income on temporary investments and miscellaneous other items. The third quarter of 1996 included approximately $13.5 million in interest income and other, net, for Order 94 refunds that was offset in interest expense and related charges, with no effect on income.

NINE MONTH RESULTS

                                   Net Income

Columbia=s net income for the first nine months of 1997 of $197.7 million, or $3.57 per share, increased $44.3 million, or $0.69 per share, over the same period last year despite 7 percent warmer weather.

This increase included the net effect of lower operating costs and increased revenues from off-system sales, transportation and storage services, as well as higher rates in effect for the regulated subsidiaries and several unusual items. The unusual items included the reserve for the anticipated sale of certain pipeline facilities and the period-to-period effect of recording the Order 94 adjustments, both mentioned previously, a $12.4 million benefit from the sale of 9 Bcf of Columbia Transmission's base gas as provided for under its rate settlement, a $12.8 million reduction to tax expense resulting from benefits gained through the filing of a consolidated state tax return, a $5.5 million gain on the temporary deactivation of a storage field that is discussed below in Other Income (Deductions) as well as reduced interest expense on short-term debt. In addition, 1996's net income was reduced $21.9 million for restructuring activities, whereas in the current period net income was reduced by $14.4 million. Last year's results benefited from the effect of a $5.6 million increase for a favorable adjustment from the sale of Columbia's southwest gas and oil subsidiary.

                                    Revenues

Operating revenues for the first nine months of 1997 were $3,333.4 million, an increase of $1,097.2 million over the same period in 1996. The increase was principally due to increased sales for the gas marketing operations and higher rates in effect for the distribution subsidiaries that provided for the recovery of increased gas costs. Also improving revenues were increased off-system sales and transportation and storage services, the beneficial effect of Columbia Transmission's rate settlement and $4.1 million received by Columbia Natural Resources, Inc. (Columbia Resources) for a gas purchase contract buyout by the Binghamton Cogeneration Partnership

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


(Binghamton Partnership) project that ceased operations in early 1997. The facility had a contract to purchase natural gas for its operations from Columbia Resources. This cogeneration project was a partnership between a Columbia affiliate, TriStar Ventures Corporation (TriStar), and third parties. In addition, TriStar recorded $2.6 million of revenues from the Binghamton Partnership for accepting the assignment of a transportation agreement. Tempering these improvements were the effect of warmer weather compared to last year that resulted in lower sales volumes for the distribution subsidiaries and lower wellhead prices for gas production.

                                    Expenses

Total operating expenses through September 30, 1997 of $2,962.8 million, were $1,061.7 million higher than the same period in 1996. This increase included $1,065.2 million higher product purchased expense attributable to gas purchased by the marketing operations to meet sales requirements and the higher cost of gas purchased by the distribution subsidiaries. After adjusting for the effect of recording the reserve for the anticipated sale of certain pipeline facilities, the period-to-period effect of Order 94 adjustments and restructuring charges recorded in both years, operating expense decreased reflecting the beneficial effect of implementing restructuring initiatives.

                            Other Income (Deductions)

Other Income (Deductions) reduced income $87.4 million through the first nine months of 1997 and $95.7 million in the same period last year. The improvement was due in large part to reduced interest expense on short-term borrowings. In the first quarter of 1997, an $8.5 million pre-tax gain was recorded for the payment received from the deactivation of a storage field that would allow the owner of coal reserves in the area to mine the property, as well as increased interest income on temporary cash investments. Offsetting the effect of this increase was an $8.6 million pre-tax favorable adjustment recorded in 1996 for the sale of Columbia's southwest gas and oil subsidiary. Interest income and other, net in 1996 included approximately $13.5 million for Order 94 refunds that was offset in interest expense and related charges with no effect on income.

                         Liquidity and Capital Resources

A significant portion of Columbia's operations is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand, together with external short-term and long-term financing as needed, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

For the first nine months of 1997, net cash from operations was $582.1 million. This reflects an increase of $92.1 million over the same period last year primarily due to a higher recovery level of gas costs by the distribution subsidiaries in the current period. The improvement also reflected the full period effect of higher base rates for Columbia Transmission and Columbia Gas of Kentucky, Inc. Tempering these increases were lower sales attributable to warmer weather for the first nine months of 1997 compared to the same period last year. In 1996, cash from operations improved approximately $213 million due to the net effect of income tax refunds.

The rise in gas prices in 1996 resulted in an increase in the commodity portion of the distribution subsidiaries' rates as provided for under the current regulatory process, resulting in a higher recovery level of gas costs in the current period. Previously, the distribution subsidiaries were in an underrecovered position because the rapid increase in the cost of gas exceeded the recovery levels that were allowed.

Columbia satisfies its liquidity requirements through internally generated funds and the use of its $1 billion

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


unsecured bank revolving credit facility (Credit Facility). Columbia also utilizes additional short-term financing available to it through the use of bid notes and the recent establishment of a commercial paper program.

Columbia's $1 billion Credit Facility provides for scheduled quarterly reductions of $25 million of the aggregate committed amount starting December 31, 1997, that will reduce the Credit Facility commitments to $700 million by September 30, 2000. The Credit Facility also provides for the issuance of up to $150 million of letters of credit. As of September 30, 1997, Columbia had approximately $138 million of letters of credit outstanding under the Credit Facility. In addition, Columbia had $80 million of bid notes outstanding at the end of the third quarter of 1997. On November 3, 1997, Columbia issued $165 million of commercial paper, which was primarily used to repay its outstanding short-term borrowings under the Credit Facility and bid notes (including additional borrowings incurred after September 30, 1997) .

Interest rates on borrowings are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. The facility fee on the commitment amount is based on Columbia's public debt rating. In 1997, Fitch Investors Service (Fitch), Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Ratings Group (S&P) upgraded Columbia's long-term debt rating to BBB+, Baa1 and BBB+, respectively. These higher ratings will result in lower interest rates on any syndicated borrowings that Columbia makes under the Credit Facility. Columbia's commercial paper credit ratings are F-2 by Fitch, P-2 by Moody's and A-2 by S&P.

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

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                       TRANSMISSION AND STORAGE OPERATIONS


                                       Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                    -------------------   -------------------
                                      1997       1996       1997       1996
                                     ------     ------     ------     ------
                                                   (millions)
OPERATING REVENUES
    Transportation revenues          $131.8     $130.5     $448.8     $451.1
    Storage revenues                   45.2       40.2      137.0      119.4
    Other revenues                      6.5        4.8       41.2       14.9
                                     ------     ------     ------     ------
Total Operating Revenues              183.5      175.5      627.0      585.4
                                     ------     ------     ------     ------

OPERATING EXPENSES
    Operation and maintenance         105.1      103.6      308.8      303.9
    Depreciation                       25.8       20.9       78.7       76.1
    Other taxes                        13.0       14.3       41.0       44.2
                                     ------     ------     ------     ------
Total Operating Expenses              143.9      138.8      428.5      424.2
                                     ------     ------     ------     ------

OPERATING INCOME                     $ 39.6     $ 36.7     $198.5     $161.2
                                     ======     ======     ======     ======


THROUGHPUT (BCF)
Transportation
    Columbia Transmission
        Market area                   145.4      161.1      719.6      788.2
    Columbia Gulf
        Main-line                     145.4      145.9      458.3      475.2
        Short-haul                     66.1       69.3      185.1      202.7
        Intrasegment eliminations    (142.6)    (145.1)    (448.0)    (469.8)
                                     ------     ------     ------     ------
Total Throughput                      214.3      231.2      915.0      996.3
                                     ======     ======     ======     ======

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)


Marketing Initiatives

                      Proposed Millennium Pipeline Project

As previously reported, the proposed Millennium Pipeline Project, in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to Northeast and Mid-Atlantic markets. The 380-mile pipeline will connect with TransCanada Pipelines Limited at a new Lake Erie import point and transport up to approximately 650,000 Mcf per day to eastern markets. Negotiation of precedent agreements was completed in September 1997, and resulted in a total requested capacity well in excess of design levels. Discussions are now underway to allocate the pipeline capacity among the shippers who have signed agreements. Assuming satisfaction of various conditions contained in the precedent agreements, a filing with the FERC requesting approval of the Millennium project is expected to be made by year end 1997. The anticipated in-service date is November 1999.

The current sponsors of the proposed Millennium project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipelines Limited and MCN Energy Group, Inc.

                        Proposed Vector Pipeline Project

Columbia Transmission intends to become a sponsor of IPL Energy Inc.'s proposed Vector Pipeline project to transport western gas supplies from Chicago to the Ontario area. The 344-mile pipeline will link with Northern Border Pipeline System, the proposed Alliance Pipeline and the proposed Viking Voyageur Pipeline and transport approximately one Bcf per day, for delivery to eastern Canadian and U. S. markets. The proposed Vector Pipeline will provide an upstream link for Columbia Transmission's proposed Millennium Pipeline. An "open season" that provided potential customers an opportunity to express interest in capacity was concluded on September 30, 1997, and resulted in precedent agreements in excess of the anticipated capacity. An application for approval with the FERC for the
U. S. facilities and a companion filing with the National Energy Board for the Canadian facilities is expected to occur in December 1997. The anticipated in-service date for the proposed Vector project is November 1999.

Columbia Gulf Main-line Capacity Proceeding

The FERC issued an order on August 8, 1997, approving a Stipulation and Consent Agreement that requires Columbia Gulf to conduct a 30-day open season on additional firm mainline capacity up to its certificated design capacity within 60 days of the final order. Columbia Gulf intends to begin the open season on November 14, 1997. Requests for rehearing have been filed by various parties. Any ultimate change to pipeline capacity would be made prospectively.

Sale of Gathering Facilities

Effective September 1, 1997, Columbia Transmission sold approximately 3,800 miles of gathering lines to Columbia Resources. Effective October 31, 1997, approximately 1,800 miles of gathering lines and facilities in Ohio were sold to Gatherco, Inc. As previously reported in the Quarterly Report on Form 10-Q for the second quarter of 1997, the majority of the remaining gathering lines are expected to be sold to other parties over the next several months.

Additional Base Gas Sales

As provided in Columbia Transmission's recent rate settlement, Columbia Transmission is allowed to retain approximately 95% of the first $60 million pre-tax gain from any base gas sales and to share equally with customers any gain after that level has been reached. Columbia Transmission has an agreement to sell approximately 5 Bcf of base gas volumes in the first quarter of 1998 pursuant to the settlement agreement.

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

Expenditures of approximately $3.9 million in the third quarter of 1997 have been charged against the liability previously established resulting in a remaining overall liability of $118 million. Consistent with Statement of Financial Accounting Standards No. 71, a regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Columbia Transmission's recent rate settlement excluded the issue of environmental cost recovery which will be addressed in a hearing currently scheduled for the third quarter of 1998. Columbia Transmission is also currently involved in pursuing recovery of environmental expenditures from its insurance carriers; however at this time, management is unable to determine the extent, if any, of recovery. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations and the long period over which expenditures will be made.

Volumes

Columbia Transmission's throughput consists of transportation and storage service withdrawals for delivery to local distribution companies and other customers within its market area. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana to West Virginia and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana.

For the third quarter of 1997 the transmission and storage segment reported throughput of 214.3 Bcf, a decrease of 16.9 Bcf from the same period last year largely due to lower electric generation requirements during the summer of 1997. For the first nine months of 1997, throughput decreased 81.3 Bcf to 915 Bcf, primarily due to warmer weather in the first half of 1997.

Under Order 636, a significant portion of the transmission and storage segment's fixed costs are being recovered through a monthly demand charge. As a result, variations in throughput do not have a significant impact on income.

Operating Revenues

Total operating revenues for the three months ended September 30, 1997, of $183.5 million increased $8 million over the same quarter last year primarily reflecting increased transportation and storage revenues. For the first nine months of 1997, total operating revenues of $627 million increased $41.6 million over last year. This increase includes the sale of certain base gas volumes that were part of Columbia Transmission's overall rate case settlement, and higher effective rates for transportation and storage services.

Operating Income

Third quarter and nine-month 1997 operating income were $39.6 million and $198.5 million, respectively. The current year results reflect an increase over the same period last year of $2.9 million and $37.3 million for the third quarter and year-to-date periods, respectively. This improvement is attributable to higher operating revenues and, after adjusting for unusual items, lower operation and maintenance expense which reflects operating efficiencies achieved through the implementation of restructuring initiatives. These unusual items include restructuring costs recorded during the first half of 1997, $9.4 million of third quarter expense reflecting relocation costs and a $10.1 million valuation reserve for the anticipated sale of certain pipeline facilities.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            DISTRIBUTION OPERATIONS
                            -----------------------

                                Three Months         Nine Months
                             Ended September 30,  Ended September 30,
                             -------------------  -------------------
                               1997      1996       1997      1996
                              ------    ------    --------  --------
                                           (millions)
NET REVENUES
  Sales revenues              $166.5    $171.5    $1,534.5  $1,328.1
  Less: Cost of gas sold        77.6      84.0     1,004.2     771.5
                              ------    ------    --------  --------
  Net Sales Revenues            88.9      87.5       530.3     556.6
                              ------    ------    --------  --------

  Transportation revenues       22.4      21.6        97.8      88.0
  Less: Associated gas costs     1.7       3.2         7.9      10.6
                              ------    ------    --------  --------
  Net Transportation Revenues   20.7      18.4        89.9      77.4
                              ------    ------    --------  --------
Net Revenues                   109.6     105.9       620.2     634.0
                              ------    ------    --------  --------

OPERATING EXPENSES
  Operation and maintenance     94.8      97.5       307.6     332.6
  Depreciation                   7.8       7.9        55.8      51.7
  Other taxes                   18.4      19.8       106.3     104.0
                              ------    ------    --------  --------
Total Operating Expenses       121.0     125.2       496.7     488.3
                              ------    ------    --------  --------
OPERATING INCOME (LOSS)       $(11.4)   $(19.3)   $  150.5  $  145.7
                              ======    ======    ========  ========

THROUGHPUT (Bcf)
  Sales
    Residential                 11.1      11.5       129.2     144.1
    Commercial                   4.7       5.1        49.4      59.2
    Industrial and other         0.8       0.9         1.8       6.0
                              ------    ------    --------  --------
  Total Sales                   16.6      17.5       180.4     209.3
  Transportation                54.0      52.1       187.0     183.8
                              ------    ------    --------  --------
Total Throughput                70.6      69.6       367.4     393.1
Off-System Sales                 3.1       3.1        45.3       8.4
                              ------    ------    --------  --------
Total Sold or Transported       73.7      72.7       412.7     401.5
                              ======    ======    ========  ========

SOURCES OF GAS FOR
  THROUGHPUT (Bcf)
  Sources of Gas Sold
    Spot Market*                72.1      69.5       210.5     236.7
    Producers                    8.8       9.0        28.4      34.6
    Storage withdrawals
      (injections)             (56.1)    (54.9)      (24.1)    (47.0)
    Other                       (5.1)     (3.0)       10.9      (6.6)
                              ------    ------    --------  --------
  Total Sources of Gas Sold     19.7      20.6       225.7     217.7
  Transportation received
    for delivery to customers   54.0      52.1       187.0     183.8
                              ------    ------    --------  --------
Total Sources                   73.7      72.7       412.7     401.5
                              ======    ======    ========  ========

 * Purchase contracts of less than one year.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)


Market Conditions

Weather in Columbia's distribution subsidiaries (Distribution) market area through the first nine months of 1997 was 7% warmer than 1996 and as a result, Distribution's weather-sensitive deliveries during the period were down over 17 Bcf from last year. Although warmer than last year, this year's weather has been 2% colder than normal.

Regulatory Matters

Commonwealth Gas Services, Inc. (Commonwealth Services) filed a rate case with the Virginia State Corporation Commission (VSCC) in May 1997 requesting a $10.1 million increase in annual revenue. Approximately $8.5 million of the requested increase is to recover normal increases in the cost-of-service. Higher rates to recover these increased costs went into effect on October 18, 1997, subject to refund. The remaining $1.6 million of the requested increase is based upon recently passed legislation in Virginia providing for performance-based ratemaking (PBR). The PBR rules would allow Commonwealth Services to more timely recover the costs associated with its capital expenditure program if certain service quality benchmarks are attained. Commonwealth Services is the first Virginia gas utility to file a rate case seeking approval to utilize the PBR methodology.

On September 30, 1997, the VSCC approved Commonwealth Services' proposed two-year pilot transportation program for residential and small commercial customers called "Commonwealth Choice Program". The pilot program will be open to approximately 27,000 customers in the Gainesville market area. Commonwealth Services could expand the program and eventually make it available to all of its 165,000 customers depending on the results of the pilot program. Commonwealth Services is the first company in Virginia to file tariffs to support such a program. Additionally, as provided for by the new legislation, and consistent with Columbia's strategy to limit the frequency of rate cases, the filing included a request for future annual revenue increases of $1.9 million effective October 18, 1998, and $900,000 effective October 18, 1999. These increases are needed to recover plant additions to replace facilities due to age and condition. The revenue increases, including the $1.6 million mentioned above, will be contingent upon Commonwealth Services achieving performance benchmarks in the area of pipeline operations.

Commonwealth Services' previous rate case settlement provided for a separate proceeding to consider capacity release and off-system sales proposals. A hearing on these issues was held in September 1996 and the Hearing Examiner issued a report in March 1997 recommending approval of Commonwealth Services' capacity release and off-system sales pilot incentive programs. In October 1997, the VSCC issued an order which permits Commonwealth Services to retain a portion of capacity release proceeds once a benchmark has been reached, but disallowed any retention from off-system sales proceeds. Commonwealth Services filed a petition for rehearing and reconsideration. On November 4, 1997, the VSCC granted partial reconsideration of its order by extending the capacity release incentive pilot through the end of 1997 rather than ending it in October 1997 as provided for by the original order. All other aspects of the petition for rehearing were denied.

Columbia Gas of Ohio, Inc.'s (Columbia of Ohio) "Customer Choice" pilot transportation program continues to expand. Currently there are 39,000 customers participating of which nearly 35,000 are residential customers. Out of a total of 19 marketers approved for participation in the program, 13 are currently active.

In June 1997, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) received approval from the Pennsylvania Public Utility Commission (PPUC) to extend its pilot customer choice program into Allegheny County, including the city of Pittsburgh, beginning on November 1, 1997. There are nearly 37,000 customers and 9 marketers signed up to participate in this program for the coming winter. Columbia of Pennsylvania has

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)


over 100,000 customers in Allegheny County who are eligible for the program. As approved by the PPUC, the new program will give marketers the option of using their own pipeline capacity, rather than taking assignment of capacity held by Columbia of Pennsylvania. Columbia of Pennsylvania's two-year pilot program began on November 1, 1996 in Washington County with about 5,300 customers and four marketers participating.

Columbia Gas of Maryland, Inc. (Columbia of Maryland) is opposing a petition filed by the Maryland People's Counsel seeking a $1.6 million annual revenue reduction. As previously reported in the Quarterly Report on Form 10-Q for the second quarter of 1997, the petition claims, among the issues cited, that Columbia of Maryland's 12-month earnings through March 31, 1997, as adjusted by People's Counsel, exceeded its authorized return on equity. Hearings are scheduled through the first quarter of 1998 and a decision is expected in the second quarter of 1998. Any modification to rates would be prospective. On November 17, 1997, Columbia of Maryland intends to file a request for a rate increase.

Voluntary Severance Program

In September 1997, Columbia of Pennsylvania and Columbia of Maryland announced a voluntary severance program available to their 990 employees. The program is the result of a review of the two companies' operations which identified some efficiencies that should be implemented to better position the companies in their evolving business climate. Employees electing to participate in the program will leave the companies by the end of November 1997. It is estimated that as many as 8% of the employees will elect to participate in the program and would result in a charge to operating expense in the fourth quarter of 1997.

Volumes

For the quarter ended September 30, 1997, throughput of 70.6 Bcf was 1 Bcf higher than the same period last year as increases in transportation were partially offset by decreases in tariff sales. Increased throughput attributable to higher demand for natural gas by power generation facilities, favorable economic conditions, competitive natural gas prices and customer growth was largely offset by the labor strike at Wheeling-Pittsburgh Steel Corporation, which reduced throughput by approximately 2.4 Bcf. The ten-month strike was settled in August but the plants are not expected to resume full production until the fourth quarter of 1997.

For the first nine months of 1997, throughput of 367.4 Bcf decreased 25.7 Bcf from the same period last year reflecting reduced tariff sales as a result of the mild weather in the first quarter of 1997 and a decrease in industrial throughput of approximately 8.4 Bcf due to the ten-month strike at Wheeling-Pittsburgh Steel. The increase in transportation volumes of 3.2 Bcf reflected higher demand for power generation, favorable economic conditions and competitive natural gas prices.

Net Revenues

Net revenues for the quarter ended September 30, 1997 were $109.6 million, up $3.7 million from the third quarter of 1996 reflecting Columbia of Ohio's $1.4 million retention of certain off-system sales revenues in the current period and higher transportation revenues.

For the first nine months of 1997, net revenues were $620.2 million, a decrease of $13.8 million from 1996. Weather that was 7 % warmer than last year reduced net revenues by approximately $25 million. This decrease was partially offset by Columbia of Ohio's retention in the current period of $12.4 million of off-system sales revenues.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)


Operating Income (Loss)

Distribution experienced a seasonal operating loss of $11.4 million for the third quarter of 1997, a $7.9 million improvement over the same period in 1996, reflecting higher net revenues and a $4.2 million decline in operating expenses. The reduction in operating expenses reflects decreases of $2.7 million in operation and maintenance expense and $1.4 million in other taxes. Lower operation and maintenance expense resulted from recently implemented restructuring initiatives and cost containment measures. Other taxes declined primarily due to lower gross receipts and payroll taxes.

Operating income for the first nine months of 1997 of $150.5 million was up $4.8 million from 1996. The decline in net revenues was more than offset by a decrease of $18.6 million in operating expenses reflecting lower restructuring charges as well as the favorable impact of cost containment measures. Increased plant additions contributed to the $4.1 million increase in depreciation expense while higher property taxes were responsible for the $2.3 million rise in other taxes.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                      EXPLORATION AND PRODUCTION OPERATIONS


                                           Three Months         Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
                                           1997      1996      1997       1996
                                         -------   -------   -------    -------
                                                       (millions)

OPERATING REVENUES
    Gas                                  $  23.9   $  21.6   $  77.6    $  72.8
    Oil and liquids                          0.8       1.2       2.8        4.0
                                         -------   -------   -------    -------
Total Operating Revenues                    24.7      22.8      80.4       76.8
                                         -------   -------   -------    -------

OPERATING EXPENSES
    Operation and maintenance               10.8       8.4      30.9       26.4
    Depreciation and depletion               6.0       7.0      20.6       21.3
    Other taxes                              2.3       2.0       6.2        6.5
                                         -------   -------   -------    -------
Total Operating Expenses                    19.1      17.4      57.7       54.2
                                         -------   -------   -------    -------

OPERATING INCOME                         $   5.6   $   5.4   $  22.7    $  22.6
                                         =======   =======   =======    =======


GAS PRODUCTION STATISTICS
Production (Bcf)                             8.6       8.0      25.3       24.6

Average Price (per Mcf)                  $  2.36   $  2.45   $  2.59    $  2.81

OIL AND LIQUIDS PRODUCTION STATISTICS
Production (000Bbls)                          57        64       157        217

Average Price (per Bbl)                  $ 15.20   $ 19.35   $ 17.90    $ 18.40

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                EXPLORATION AND PRODUCTION OPERATIONS (CONTINUED)


Gathering Facilities

As previously reported in the Quarterly Report on Form 10-Q for the second quarter of 1997, Columbia Transmission filed a request with FERC in April 1996 for abandonment and transfer of certain gathering facilities to Columbia Resources. Final FERC approval for the abandonment and transfer of these assets was received in May 1997 with closing occurring on September 1, 1997.

Planned Sale of Coal Assets

Columbia Resources is negotiating a sale of its coal assets located in southern West Virginia. Settlement is anticipated in the fourth quarter of 1997. It is not expected that this sale will have a material impact on the consolidated financial statements.

Drilling Activity

During the first nine months of 1997, Columbia Resources participated in 63 gross wells, of which 54 were successful, adding approximately 20 Bcfe (billion cubic feet equivalent) to net reserves. In addition, Columbia Resources' exploration and drilling program in upstate New York made significant natural gas discoveries in Steuben County. A series of exploratory wells in this area, including the completion of five wells, resulted in estimated recoverable reserves of 16 Bcfe. As previously reported in the Quarterly Report on From 10-Q for the second quarter of 1997, Alamco, Inc. (Alamco) was acquired. Reserves developed through Alamco's drilling program contributed another 6 Bcfe. In total, reserve additions were 42 Bcfe during 1997 with total net revenue reserves as of September 30, 1997, increasing to an estimated 806 Bcfe, up nearly 24% over year end 1996. For 1998, Columbia Resources expects natural gas production to reach approximately 51 Bcf, an increase of 45% from the current estimate for 1997.

Volumes

Gas production for the current quarter of 8.6 Bcf increased almost 8% over the third quarter of 1996. For the nine months ended September 30, 1997, gas production was up 3% over the prior period to 25.3 Bcf. The production increase in both periods was due to the acquisition of Alamco plus production shut-ins last year resulting from facility problems at Columbia Transmission's Kanawha Extraction Plant.

Oil and liquids production for the three and nine months ended September 30, 1997, was down 11% and 28%, respectively, primarily due to Columbia Resources' sale of Granny's Creek production field in December 1996.

Revenues

Third quarter 1997 revenues increased $1.9 million from the same period last year to $24.7 million primarily due to a reclassification in the recording of gathering costs. In order to appropriately report the results of Columbia Resources' gathering activity, beginning with the second quarter of 1997, gas revenues were recorded before deducting any gathering costs. Gathering costs are also included as an operating expense; therefore, the change in reporting has no impact on operating income. Previously, gas revenues were based on gas prices that had been reduced for gathering costs. After adjusting for the gathering costs in the current third quarter, total operating revenues remained unchanged from last year as an increase in gas volumes was offset by a 4% decrease in gas prices and lower oil revenues. For the quarter ended September 30, 1997, gas prices at the well-head averaged $2.36 per Mcf compared to $2.45 per Mcf in the third quarter of 1996. To lessen the impact of market price volatility, Columbia Resources has secured for approximately 55% of its natural gas production through October 1998, an average price of $2.81 per Mcf, through a gas marketing affiliate. The gas marketing affiliate in turn, during the normal course of business, hedged these positions in the marketplace. Additional hedge transactions for 1998 production may be executed in the future to reduce Columbia Resources' remaining exposure to market price fluctuations.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                EXPLORATION AND PRODUCTION OPERATIONS (CONTINUED)


Revenues for the first nine months of 1997 increased $3.6 million from the same period last year to $80.4 million. After adjusting for the gathering costs mentioned above, revenues decreased $600,000 due to lower gas prices and reduced oil and liquids production. The weaker natural gas prices reflected the impact of warmer weather and ample storage inventory. Columbia Resources' average gas sales price for the first nine months was $2.59 per Mcf, down almost 8% from the same period last year. The effect of lower prices was partially offset by a $4.1 million first quarter 1997 improvement to revenues related to cash received from a contract buyout by the owner of a cogeneration facility.

Operating Income

Operating income for the third quarter of $5.6 million and $22.7 million for the first nine months of 1997 was essentially unchanged from the same periods last year. Higher operating revenues were offset by higher operation and maintenance expense due to additional costs associated with the acquisition of Alamco and accruals for incentive awards. The increase in expense also reflects the recording of gathering expense. As discussed above, this expense offsets a like increase in gas revenues and has no effect on operating income.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


               MARKETING, PROPANE AND POWER GENERATION OPERATIONS


                                          Three Months            Nine Months
                                       Ended September 30,    Ended September 30,
                                       -------------------   --------------------
                                         1997       1996       1997        1996
                                       --------   --------   --------    --------
                                                       (millions)
NET REVENUES
    Gas marketing revenues             $  680.2   $  151.9   $1,282.3    $  462.3
    Less: Products purchased              673.4      149.7    1,265.5       449.1
                                       --------   --------   --------    --------
    Net Gas Marketing Revenues              6.8        2.2       16.8        13.2
                                       --------   --------   --------    --------

    Propane revenues                       11.1       10.8       52.3        54.0
    Less: Products purchased                6.4        6.9       29.6        31.1
                                       --------   --------   --------    --------
    Net Propane Revenues                    4.7        3.9       22.7        22.9
                                       --------   --------   --------    --------

    Other Revenues                          1.1        0.9        9.5         6.2
                                       --------   --------   --------    --------

Net Revenues                               12.6        7.0       49.0        42.3
                                       --------   --------   --------    --------

OPERATING EXPENSES
    Operation and maintenance              13.5        8.3       38.4        27.1
    Depreciation                            1.6        0.8        3.5         2.3
    Other taxes                             0.6        0.1        2.1         1.6
                                       --------   --------   --------    --------
Total Operating Expenses                   15.7        9.2       44.0        31.0
                                       --------   --------   --------    --------

OPERATING INCOME (LOSS)                $   (3.1)  $   (2.2)  $    5.0    $   11.3
                                       ========   ========   ========    ========


PROPANE SALES (MILLIONS OF GALLONS)
    Retail                                  8.6        8.9       38.5        42.0
    Wholesale and Other                     2.3        2.0        9.3        10.9
                                       --------   --------   --------    --------
Total Propane Sales                        10.9       10.9       47.8        52.9
                                       ========   ========   ========    ========

MARKETING SALES (BCF)                     323.0       64.8      551.4       171.2

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         MARKETING, PROPANE AND POWER GENERATION OPERATIONS (CONTINUED)

Net Revenues

Net revenues for the third quarter of 1997 increased $5.6 million over last year to $12.6 million primarily due to higher sales volumes partially offset by lower gross margins for Columbia Energy Services, Inc (Columbia Service). Reflecting the effect of the 1997 second quarter acquisition of PennUnion and the agreement to purchase and market Kerr-McGee Corporation's (Kerr-Mcgee) offshore production volumes, gas marketing volumes increased to 323 Bcf in the third quarter of 1997 from 64.8 Bcf in the same period last year. These higher sales volumes led to third quarter 1997 gas marketing revenues increasing $528.3 million over the same period last year. Net revenues for the propane operations increased $800,000 due to an approximate 26% increase in margins.

For the nine months ended September 30, 1997, net revenues of $49 million increased $6.7 million over last year's results. This increase was due in part to $2.6 million of revenues recorded by TriStar for assuming Binghamton Partnership's gas transportation contract with Columbia Transmission and higher sales volumes net of reduced gross margins for gas marketing activities. Columbia Energy's gas marketing volumes of 551.4 Bcf in 1997, increased 380.2 Bcf over the first nine months of 1996, primarily due to the PennUnion acquisition and Kerr-Mcgee agreement. The colder than normal weather experienced in the first quarter of 1996 provided gas marketing operations the opportunity to earn significantly higher margins.

Operating Income (Loss)

An operating loss of $3.1 million for the third quarter of 1997 was $900,000 greater than the $2.2 million loss reported for last year's third quarter. Increased net revenues were more than offset by higher operating expense reflecting costs associated with the PennUnion acquisition, increased staffing for wholesale marketing, mass market advertising and additional start-up costs by Columbia Network Services Corporation (Columbia Network).

Operating income for the first nine months of 1997 was $5 million, a decrease of $6.3 million from last year primarily due to higher operating expense reflecting the PennUnion acquisition and business expansion for Columbia Energy. Operation and maintenance expense for the propane operations also increased over the same period last year reflecting increased staffing levels resulting from the purchase of the assets of Supertane Gas Corporation by Commonwealth Propane, Inc. in the first quarter of 1997. In addition, Columbia Network incurred additional start-up costs. The decrease in operating income was mitigated by revenues received from the termination of the Binghamton Partnership. In the second quarter of 1996, approximately $1.4 million of expense was recorded for restructuring charges.

Item l.   Legal Proceedings

          No new reportable matters have arisen and there have been no material developments in any legal proceedings reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1996, or Quarterly Reports on Form 10-Q for the first and second quarters of 1997 except as follows:

            I.    Purchase and Production Matters

                  A. New Ulm v. Columbia Gas Transmission Corp., C.A. No. 88-V-655 (155th Judicial Dist. Ct. of Austin County,
                        TX). The Court entered judgment on the verdict and stipulated contract damages in the amount of approximately $15,800 for a total judgment amount of nearly $3.1 million plus interest. On September 26, 1997, Columbia Transmission filed a motion for new trial, and on October 7, 1997, filed a motion for remittitur to reduce the punitive damages in the judgment. On October 10, 1997, Columbia Transmission perfected an appeal. On October 29, 1997, the court denied Columbia Transmission's motion for remittitur. Any final order will be subject to the terms of Columbia Transmission's plan of reorganization.

            II.   Regulatory Matters

                  A. Columbia Gas Transmission Corp. V. FERC, C.A. No. 94-1727 (U.S. Ct. of App., D.C. Circuit). Columbia Transmission and Transcontinental Gas Pipeline Corporation (Transco) reached an agreement to settle a FERC Order No. 94 matter for a total payment to Transco of $5.4 million. On September 9, 1997, the Bankruptcy Court entered an Order approving the settlement agreement. Columbia Transmission has made the $5.4 million refund to Transco as required by the settlement. Columbia Transmission and some Virginia customers have agreed to a plan whereby Columbia Transmission and the customers will share in the refund payment to Transco. The agreement results in billings to these customers of approximately $1.9 million.

            III   Other Matters

                  A. Canada Southern Petroleum Ltd. v. Columbia Gas Development of Canada Ltd. (C.A. No. 9001-03466, Court of Queen's Bench, Alberta, Canada, filed March 7, 1990). A trial commenced in the third quarter of 1996 in the Court of Queen's Bench, and was adjourned while the plaintiff sought to have Amoco's (a co-defendant) counsel removed based upon a conflict of interest. The trial resumed in September 1997. As a result of the 1997 upgrading of Columbia's long-term debt, an escrow account now funded by a letter of credit was reduced to approximately $35,835,000 (Cdn) on October 3, 1997


Item 2.   Changes in Securities

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


            The following reports on Form 8-K were filed during the third quarter of 1997.

                            Financial
                 Item      Statements
               Reported     Included       Date of Event         Date Filed
               --------    ----------    -----------------    ----------------
                   5           Yes       *October 10, 1997    October 14, 1997


            * Summary of Financial and Operational data for three and nine months ended September 30, 1997

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             The Columbia Gas System, Inc.
                                      ------------------------------------------
                                                     (Registrant)









  Date:  November 12, 1997            By:          /s/ Jeffrey W. Grossman
                                         ---------------------------------------
                                                     Jeffrey W. Grossman
                                               Vice President and Controller
                                               (Principal Accounting Officer
                                                and Duly Authorized Officer)