Form 10-K
period 1997-12-31
COLUMBIA ENERGY GROUP
filed 1998-03-18
CIK 22099

                                                      Commission File No. 1-1098

      As filed with the United States Securities and Exchange Commission on
                                 March 18, 1998.



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended DECEMBER 31, 1997

                                       or

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from ______to ______

                              COLUMBIA ENERGY GROUP
             (Exact name of registrant as specified in its charter)

                        Delaware                                                  13-1594808
(State or other Jurisdiction of incorporation or organization)       (I.R.S. Employer (Identification No.)

    12355 Sunrise Valley Drive, Suite 300, Reston, VA                             20191-3420
       (Address of principal executive offices)                                   (Zip Code)

        Registrant's telephone number, including area code (703) 295-0300

Securities registered pursuant to Section 12(b) of the Act:


                                                          Name of Each Exchange
Title of Each Class                                        on Which Registered
-------------------                                        -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] or No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the outstanding common shares of the Registrant held by nonaffiliates as of January 31, 1998, was $4,195,400,000. For purposes of the foregoing calculation, all directors and/or officers have been deemed to be affiliates, but the registrant disclaims that any of such directors and/or officers is an affiliate.

The number of shares outstanding of each class of common stock as of January 31, 1998, was: Common Stock $10 Par Value: 55,507,078 shares outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------
Part III of this report incorporates by reference the Registrant's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

                                    CONTENTS


                                                                                             Page
Part I                                                                                        No.
                                                                                             ----

     Item 1.  Business...................................................................      3

     Item 2.  Properties.................................................................      7

     Item 3.  Legal Proceedings..........................................................      9

     Item 4.  Submission of Matters to a Vote of Security Holders........................     12

Part II

     Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..     12

     Item 6.  Selected Financial Data....................................................     13

     Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................     15

     Item 8.  Financial Statements and Supplementary Data................................     39

     Item 9.  Change In and Disagreements with Accountants on Accounting and
              Financial Disclosure.......................................................     70

Part III

     Item 10. Directors and Executive Officers of the Registrant.........................     70

     Item 11. Executive Compensation.....................................................     70

     Item 12. Security Ownership of Certain Beneficial Owners and Management.............     70

     Item 13. Certain Relationships and Related Transactions.............................     71

Part IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............     71

     Undertaking made in Connection with 1933 Act Compliance on Form S-8.................     71

     Signatures..........................................................................     72

                                     PART 1

ITEM 1. BUSINESS

General

Columbia Energy Group (Columbia), formerly The Columbia Gas System, Inc. and its subsidiaries comprise one of the nation's largest integrated natural gas systems engaged in natural gas transmission, natural gas distribution, and exploration for and production of natural gas and oil. Columbia is also engaged in related energy businesses including the marketing of natural gas and electricity, the generation of electricity, primarily fueled by natural gas, and the distribution of propane. Columbia, organized under the laws of the State of Delaware on September 30, 1926, is a registered holding company under the Public Utility Holding Company Act of 1935, as amended, (1935 Act) and derives substantially all its revenues and earnings from the operating results of its 17 direct subsidiaries. Columbia owns all of the securities of these direct subsidiaries except for approximately 8 percent of the stock in Columbia LNG Corporation. Columbia and its subsidiaries are sometimes collectively referred to herein as the Columbia Group.

On January 20, 1998, Columbia announced that its name had been changed from The Columbia Gas System, Inc. to Columbia Energy Group to better reflect its expanded participation in the energy marketplace.

Columbia and its principal pipeline subsidiary, Columbia Gas Transmission Corporation (Columbia Transmission), emerged from bankruptcy on November 28, 1995, after filing separate petitions for protection under Chapter 11 of the Federal Bankruptcy Code (Bankruptcy Code) on July 31, 1991. During the bankruptcy period, both Columbia and Columbia Transmission were debtors-in-possession under the Bankruptcy Code and continued to operate their businesses in the normal course subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware.

Transmission and Storage Operations

Columbia's two interstate pipeline subsidiaries, Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf), operate a 18,500-mile pipeline network extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. In addition, Columbia Transmission operates one of the nation's largest underground natural gas storage systems. The transmission subsidiaries serve customers in fifteen northeastern, midatlantic, midwestern, and southern states and the District of Columbia. Columbia Gulf's pipeline system extends from offshore Louisiana to West Virginia and transports a major portion of the gas delivered by Columbia Transmission. It also transports gas for third parties within the production areas of the Gulf Coast.

Columbia Transmission provides an array of competitively priced natural gas transportation and storage services for local distribution companies and industrial and commercial customers who contract directly with producers or marketers for their gas supplies.

Columbia LNG Corporation is a partner with Potomac Electric Power Company in the Cove Point LNG Limited Partnership (Partnership). The Partnership owns one of the largest natural gas peaking and storage facilities in the United States located in Cove Point, Maryland. The facility has the capacity to liquefy natural gas at a rate of 15,000 Mcf of natural gas per day. The facility enables liquefied natural gas to be stored until needed for the winter peak-day requirements of utilities and other large gas users.

Distribution Operations

Columbia's five distribution subsidiaries provide natural gas service to approximately 2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. Approximately 31,700 miles of distribution pipelines serve these major markets. The distribution subsidiaries have initiated transportation programs that allow residential and small commercial customers the opportunity to choose their natural gas suppliers and to use the distribution subsidiaries for transportation service. This ability to choose a supplier was previously limited to larger commercial and industrial customers. See "Competition and Business Strategies" on page 4 for additional information.


Exploration and Production Operations

Columbia's exploration and production subsidiary, Columbia Natural Resources, Inc. (Columbia Resources), explores for, develops, gathers and produces natural gas and oil in Appalachia and Canada. As of December 31, 1997, Columbia Resources held interest in approximately 2.1 million net acres of gas and oil leases and had proved gas reserves of nearly 811 billion cubic feet of natural gas equivalent. On August 7, 1997, Columbia Resources acquired Alamco, Inc. (Alamco), an Appalachian gas and oil exploration and development company and during the first quarter of 1998, Columbia Resources purchased 26 producing wells and approximately 5,000 undeveloped acres in Ontario, Canada. For additional information, see Item 7, page 32.

Marketing, Propane and Power Generation Operations

Columbia Energy Services Corporation (Columbia Energy Services), and its subsidiaries conduct Columbia's nonregulated natural gas and power marketing operations and provide an array of energy supply and fuel management services to distribution companies, independent power producers and other large end users both on and off Columbia's transmission and distribution pipeline systems. Columbia Energy Services is also actively pursuing opportunities to provide natural gas supplies to retail customers as a result of the unbundling of services that is occurring at the local distribution level. Columbia Energy Services, through its subsidiary, Columbia Service Partners, Inc. (Columbia Service), provides a variety of nonregulated services to both homeowners and businesses. In the second quarter of 1997, Columbia Energy Services acquired PennUnion Energy Services L.L.C. (PennUnion), an energy-marketing affiliate of the Pennzoil Company. As a result of this acquisition, Columbia Energy Services markets a substantial portion of Pennzoil Company's North American natural gas production. During 1997, Columbia Energy Services began purchasing and marketing Kerr-McGee Corporation's (Kerr-McGee) offshore natural gas production. Columbia Energy Services will manage all of Kerr-McGee's U.S. natural gas marketing activities including scheduling, nominating and balancing pipeline transportation as well as providing financial risk management services. In October 1997, Columbia Energy Services and Honeywell Inc. formed an alliance to sell a targeted set of products and services in a seven-state region for use in homes, commercial buildings and industrial facilities. See Item 7, page 35, for additional information.

During 1997, Commonwealth Propane, Inc. merged into Columbia Propane Corporation (Columbia Propane), both wholly-owned subsidiaries of Columbia, in order to increase administrative and operating efficiencies. Columbia Propane sells propane at wholesale and retail to nearly 97,000 customers in parts of ten states and the District of Columbia. During the first quarter of 1997, the assets of Supertane Gas Corporation were purchased, bringing total propane sales for 1997 to 70.9 million gallons. In the first quarter of 1998, Columbia Propane purchased certain assets of Central Jersey Propane, Inc. (Ace Gas) located in New Jersey. Ace Gas sells approximately 2.2 million gallons of propane annually to 3,600 customers. For additional information, see Item 7, page 36.

Columbia Electric Corporation (Columbia Electric), formally TriStar Ventures Corp., a wholly owned subsidiary of Columbia, holds interests in three cogeneration projects that produce both electricity and useful thermal energy. These projects are fueled principally by natural gas and have a total capacity of nearly 250 megawatts. In the first quarter of 1998, Columbia Electric entered into a joint ownership agreement to develop three natural gas-fired electricity generating plants by 2001. In total, the three plants will provide approximately 1000 megawatts of electricity using approximately 160 Mmcf per day of natural gas. Total development costs are estimated at $600 million to $700 million.

Columbia Network Services Corporation (Columbia Network), a wholly owned subsidiary of Columbia, and through its subsidiaries provides telecommunications and information services and assists personal communications services and other microwave radio service licensees in locating and constructing antenna facilities. In October 1996, Columbia Network entered into an agreement with The SABRE Group, Inc. (SABRE) to jointly develop an electronic information system which will operate under the name of The SABRE Energy Network. The SABRE Energy Network will serve as a central access point for scheduling natural gas transportation.

For additional discussion of the Columbia Group's business segments, including financial information for the last three fiscal years, see Item 7, pages 21 through 38 and Note 16 on pages 62 through 64 of Item 8.

Competition and Business Strategies

The energy markets continue to undergo tremendous change. Over the past ten years open access to natural gas supplies over interstate pipelines has developed and the commodity price of gas has been deregulated. During this period, distribution companies, larger industrial and commercial customers and marketers began to purchase gas directly from producers and marketers and an open competitive market for gas supplies emerged. This separation or "unbundling" of the transportation and other services offered by pipelines allows customers to select the service they want independent from the purchase of the commodity. This unbundling of services and deregulation of the commodity price is occurring at the distribution company level as well. Columbia's distribution subsidiaries are involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the distribution subsidiaries for transportation services. It is likely, that over time, distribution companies will have a very limited merchant function. At the same time that the natural gas markets are evolving, the markets for competing energy sources are also changing. During 1997, open access to interstate transmission of electricity was approved by the Federal Energy Regulatory Commission (FERC) and will result in increased competition in the market for electricity. The energy market of the future may be characterized by open competition not only in the market for supply of a particular commodity but also open competition between interchangeable fuels. For additional information regarding competition, see Item 7.

In order to capitalize on the opportunities presented by this increasingly competitive environment, Columbia's management is developing a more responsive, entrepreneurial, customer-focused organization that will utilize Columbia's core asset strengths, its expansive customer base and its knowledge and experience in the energy markets to remake Columbia into a "total energy company," a leading provider of energy and energy-related services. To achieve this goal, Columbia has developed the following strategic initiatives:

         Develop Nonregulated Energy Business. Columbia has established a strategic goal to increase its investment in non-rate regulated businesses to a level that would provide for such operations to contribute approximately 30% of Columbia's consolidated operating income by 2002. Columbia's extensive presence in the northeast, mid-Atlantic and midwestern regions of the country provides significant opportunities to offer customers a wide variety of non-rate regulated energy-related products and services. Through Columbia Energy Services, Columbia Service and Columbia Network, Columbia expects to offer nonregulated energy-related products and services to all energy consumers within its wholesale and retail market area. Columbia's Appalachian exploration and production subsidiary, Columbia Resources, acquired Alamco, Inc. in the third quarter of 1997, making it one of the largest-volume natural gas and oil producers in the Appalachian Basin. This acquisition provides contiguous assets that give Columbia Resources a major presence in north-central West Virginia, southern Kentucky and northern Tennessee. In late 1997, Columbia Resources entered into an agreement to purchase producing assets and undeveloped acreage in Ontario, Canada with consummation of the transaction expected in the first half of 1998.

         Capitalize on Core Asset Strengths. Columbia continues to focus on and expand its core businesses. Consistent with this focus, Columbia has undertaken an expansion of Columbia Transmission's storage and transportation systems that are being phased in over a three-year period that began in 1997. Once completed, the expansion will add approximately 500,000 Mcf per day of firm storage to 23 customers. Columbia Transmission is also participating in the proposed 442-mile Millennium Pipeline Project that has been submitted to the FERC for approval. As proposed, the project will transport approximately 700,000 Mcf per day of natural gas from the Lake Erie region to eastern markets. For additional information regarding the Millennium project see Item 7, page 21.

         Exploit Synergies. Unlike the structure of many of its peers, Columbia's distribution, storage, and exploration and production operations form a grid connected by Columbia Transmission. Columbia is embarking on a system-wide strategy that will provide customers with a variety of unbundled gas supply services: gathering; processing; transportation; storage; distribution and, other energy delivery services. Columbia is also working on initiatives with regulators designed to promote rate structures that will reward Columbia's transmission and distribution subsidiaries for enhanced productivity and efficiency.

         Streamline Organizational Structure. In 1996, Columbia's subsidiaries completed a top-down review of their management structure and operations in an effort to streamline their organizational structure and improve customer service. The studies examined all aspects of Columbia's operations including the configuration and location of its management. These studies resulted in recommendations that were being implemented during 1997. The benefits of this reengineering initiative are now being realized through cost savings and improved efficiencies.

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

         Maintain Financial Flexibility. As a result of its recapitalization in late 1995, Columbia achieved one of the lowest average costs of debt in the natural gas industry (7.03%) with an average maturity of 14 years and, as of year-end 1997, had reduced its ratio of long-term debt to total capitalization to 53%. In 1997, Fitch Investors Service (Fitch), Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Ratings Group (S&P) upgraded Columbia's long-term debt rating to BBB+, Baa1 and BBB+, respectively. One of management's objectives is to improve the quality of its credit rating over time and to better position Columbia to take advantage of business opportunities as they arise. To further enhance its financial flexibility, Columbia recently implemented unsecured revolving credit facilities totaling $1.35 billion, consisting of a $900 million five-year revolving credit facility and a $450 million 364-day revolving credit facility with a one-year term loan option. The $900 million five-year facility will provide for the issuance of up to $300 million of letters of credit. The credit facilities also support Columbia's commercial paper program.

The foregoing discussion includes statements regarding market risk sensitive instruments and contains "forward-looking statements," within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors and prospective investors should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include statements concerning Columbia's plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and including any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, competition, weather, regulatory and legislative changes as well as changes in general economic and capital and commodity market conditions many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time due to changes in the marketplace.

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

Other Relevant Business Information

Columbia Group's customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.

As of January 31, 1998, the Columbia Group had 8,529 full-time employees of which 2,443 are subject to collective bargaining agreements.

Columbia's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations, which are constantly changing, require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices that have subsequently become subject to environmental regulation. Information relating to environmental matters is detailed in Item 7, pages 22 and 28, and in Item 8, Note 13 on page 60.

For a listing of the direct subsidiaries of Columbia and their lines of business refer to Exhibit 21.

ITEM 2.  PROPERTIES


Information relating to properties of subsidiary companies is detailed below and on page 8 and page 47 of Item 8 under Note 1F. Assets under lien and other guarantees are described on page 60 in Note 13C of Item 8.

Neither Columbia nor any subsidiary knows of material defects in the title to any real properties of the subsidiaries of Columbia or any material adverse claim of any right, title, or interest therein, pending or contemplated. Substantially all of Columbia Transmission's property has been pledged to Columbia as security for First Mortgage Bonds issued by Columbia Transmission to Columbia.

                        EXPLORATION AND DEVELOPMENT DATA

Acreage - at December 31, 1997

                            Developed Acreage              Undeveloped Acreage
                            -----------------            ----------------------
                            Gross         Net            Gross              Net
                            -----         ---            -----              ---
Appalachian ........      1,447,656      1,406,597        813,519        664,139
                          =========      =========      =========      =========

Net Wells Completed - 12 Months Ended December 31,

                 Exploratory             Development                Total
              ------------------      -----------------      -------------------
              Productive     Dry      Productive    Dry      Productive      Dry
              ----------     ---      ----------    ---      ----------      ---
1997......        0           0           84         18          84           18
1996......        0           0           19          8          19(a)         8
1995......        4           4           64         21          68(a)        25

Productive and Drilling Wells - At December 31, 1997


              Production Wells
    --------------------------------------
    Gross(b)                      Net                    Wells Drilling
 -------------              --------------          ----------------------
 Gas       Oil              Gas        Oil          Gross              Net
 ---       ---              ---        ---          -----              ---
7,343      138              6,728      84             27                17

(a)  Includes 1 net horizontal well in 1996 and 18 net horizontal wells in 1995.
(b) Includes 778 multiple completion gas wells, all of which are included as single wells in the table. Also includes 1 gross productive horizontal well.

            GAS PROPERTIES OF SUBSIDIARIES - AS OF DECEMBER 31, 1997

                                              Underground Storage                Miles of Pipeline               Compressor Stations
                                              --------------------  ------------------------------------------  --------------------
                                                                      Gathering                                          Installed
Subsidiaries                            State     Acreage    Wells    and Storage   Transmission  Distribution  Number  Capacity(hp)
-------------------------------------   -----    --------  -------   -------------  -------------- ------------ ------- ------------
Columbia Gas of Kentucky, Inc.          KY             --        --             --              --        2,374      --           --
Columbia Gas of Maryland, Inc.          MD             --        --             --              --          595      --           --
Columbia Gas of Ohio, Inc.              OH             --        --             --              --       17,914      --           --
Columbia Gas of Pennsylvania, Inc.      PA          3,400         8             4              --         6,908       1          800
Columbia Gas of Virginia, Inc.          VA             --        --             --              --        3,873      --           --
Columbia Gas Transmission Corporation   DE             --        --             --               3           --      --           --
                                        KY             --        --             32             745           --       7       18,270
                                        MD            945        --             22             227           --       1       12,000
                                        NJ             --        --             --              69           --      --           --
                                        NY         26,084       143             58             487           --       4        6,040
                                        NC             --        --             --               1           --       1        1,200
                                        OH        486,892     2,467            992           4,029           --      27      100,312
                                        PA         63,351       245            578           2,062           --      27       68,913
                                        VA             --        --            130           1,123           --      11       79,480
                                        WV        293,711       817          1,236           2,507           --      46      304,736
Columbia Gulf Transmission Company      AR             --        --             --               8           --      --           --
                                        KY             --        --             --             716           --       2       70,290
                                        LA             --        --             --           2,041           --       5      192,500
                                        MS             --        --             --             659           --       3      121,382
                                        TN             --        --             --             556           --       2       83,000
                                        TX             --        --             --             200           --      --           --
                                        WY             --        --             --              10           --      --           --
Columbia Natural Resources, Inc.        KY             --        --          1,872              --           --       8          125
                                        MI             --        --              6              --           --      --           --
                                        NY             --        --              2              --           --      --           --
                                        OH             --        --            112              --           --      --           --
                                        PA             --        --             37              --           --      --           --
                                        VA             --        --            393              --           --      --           --
                                        WV             --        --          2,529              --           --      --           --
                                                ----------  -------  --------------  --------------  -------------  ----  ----------
                                                   874,383    3,680           8,003          15,443         31,664   145   1,059,048
                                                ==========  =======  ==============  ==============  =============  ====  ==========

NOTE: This table excludes minor gas properties and all construction work in progress. The titles to the real properties of the subsidiaries of Columbia have not been examined for the purpose of this document. Neither Columbia nor any subsidiary know of material defects in the title to any of the real properties of the subsidiaries of Columbia or of any material adverse claim of any right, title, or interest therein, pending or contemplated. Substantially all of Columbia Transmissions's property has been, pledged to Columbia as security for First Mortgage Bonds issued by Columbia Transmission to Columbia.

ITEM 3. LEGAL PROCEEDINGS

I.  Purchase and Production Matters

         A.  Pending Producer Matters

                  1. Estimation Proceedings. Claims by certain producers for damages resulting from the rejection of gas purchase contracts remain unresolved as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report.

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

                  On July 28, 1994, the Court of Appeals found that evidence proffered by Columbia Transmission was improperly excluded from trial. Consequently, the Court of Appeals reversed the trial court's judgment and remanded the matter to the trial court for proceedings not inconsistent with the Court of Appeals' opinion. On January 11, 1996, the Texas Supreme Court granted both Columbia Transmission's and New Ulm's application for writ of error. On October 18, 1996, the Texas Supreme Court reversed the judgment of the Court of Appeals on New Ulm's contract interpretation claim and rendered judgment in favor of Columbia Transmission on that issue. The Texas Supreme Court also affirmed, in part, the appellate court's judgment by remanding New Ulm's fraud claim to the trial court for further proceedings. The Texas Supreme Court denied New Ulm's request for rehearing on December 13, 1996, on the contract interpretation claim, and on February 3, 1997, issued the mandate of its judgment to the Texas trial court.

                  Consistent with the order of the Texas Supreme Court of October 18, 1996, a new trial was held regarding New Ulm's fraud claim and on July 31, 1997, the jury returned a verdict that awarded plaintiff $512,070 compensatory damages and $2,560,350 punitive damages.

                  The Court entered judgment on the verdict and stipulated contract damages in the amount of approximately $15,800 for a total judgment amount of nearly $3.1 million plus interest. On September 26, 1997, Columbia Transmission filed a motion for new trial, and on October 7, 1997, filed a motion for remittitur to reduce the punitive damages in the judgment. On October 10, 1997, Columbia Transmission perfected an appeal. On October 29, 1997, the Court denied Columbia Transmission's motion for remittitur. The Court ordered a mediation process to be conducted in December 1997. As a result of the mediation, Columbia Transmission and New Ulm settled the litigation and New Ulm's claims for a proposed allowed amount of $2.25 million in December 1997, subject to Columbia Transmission's Plan of Reorganization. The Bankruptcy Court approved the settlement on January 26, 1998.

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

                  By order entered December 7, 1992, the Bankruptcy Court modified the automatic stay provided under the Federal Bankruptcy Code to allow the U.S. District Court to decide the pending motions for summary judgment regarding a contract interpretation issue raised by both parties. Other issues raised by New Bremen's claim and Columbia Transmission's response thereto were referred to the claims mediator. On August 11, 1995, an order was entered granting Columbia Transmission's motion for partial summary judgment and denying New Bremen's motion for partial summary judgment on the issue of contract interpretation. On August 29, 1995, the U.S. District Court denied New Bremen's motion to withdraw and set aside its August 11, 1995 order, but stated that it would withdraw and vacate its order if the Bankruptcy Court determined that it was in violation of the automatic stay. On November 2, 1995, the Bankruptcy Court denied New Bremen's motion for an order that the August 11, 1995 order was a violation of the automatic stay. The U.S. District Court, on March 12, 1996, acting upon a motion filed by Columbia Transmission, entered an order finding that there was no just reason to delay entry of judgment and therefore entered final judgment of its August 11, 1995 order which granted Columbia Transmission's motion for partial summary judgment.

                  New Bremen appealed the U.S. District Court's grant of partial summary judgment to the U.S. Court of Appeals for the Fifth Circuit. On February 10, 1997, the Fifth Circuit denied New Bremen's appeal and upheld the U. S. District Court's grant of partial summary judgment in favor of Columbia Transmission on the contract pricing issue. On February 3, 1997, the claims mediator issued a recommendation as to issues not resolved by the decisions of the U. S. District Court and the Fifth Circuit Court of Appeals. On February 25, 1997, Columbia Transmission filed a motion with the Bankruptcy Court seeking to have New Bremen's claim allowed by the Bankruptcy Court in accordance with the Fifth Circuit decision and the claims mediator's report and recommendations issued in the claims estimation proceedings (resolving issues not covered by the Fifth Circuit decision). Just prior to the hearing scheduled for April, 1997, the Court advised the parties that it would review all submissions in connection with the motion and advise the parties as to whether oral argument would be required at a later date. To date, the Court has taken no further action regarding Columbia Transmission's motion.

II.      Regulatory Matters

         A.   Matters that have been resolved

                  1. Transportation Costs Recovery Adjustment (TCRA): Columbia Gas Transmission Corp., Docket No. RP95-196 and UGI Utilities, Inc. v. Columbia Gulf Transmission Co. and Columbia Gas Transmission Corp., Docket No. RP95-392. As reported in the Quarterly Report on Form 10-Q for the second quarter of 1997, Columbia Transmission and the parties in this case reached a settlement, which the FERC approved on June 25, 1997. No requests for rehearing were filed, thereby concluding the proceeding. This matter is now concluded.

                  2. Direct Billing of Past Period Production and Production-Related Costs: Columbia Gas Transmission Corp. v. FERC, C.A. No. 94-1727 (U.S. Ct. of App., D.C. Circuit). As reported in the Quarterly Report on Form 10-Q for the third quarter of 1997, Columbia Transmission and Transcontinental Gas Pipeline Corporation ("Transco") reached an agreement to settle a FERC Order No. 94 matter for a total payment to Transco of $5.4 million. On September 9, 1997, the Bankruptcy Court entered an order approving the settlement agreement. Columbia Transmission has made the $5.4 million refund to Transco as required by the settlement. Columbia Transmission and its Virginia customers have subsequently agreed to a plan whereby Columbia Transmission and the customers shared in the refund payment to Transco. The agreement resulted in billings to these customers of approximately $1.9 million. This matter is now concluded.

III.     Environmental

                  1. Columbia Gas Transmission Corp. v. Aetna Casualty & Surety Co., et al., C.A. No. 94-C-454 (Kanawha (W.Va.) Cir. Ct. March 14, 1994). Columbia Transmission filed a complaint in West Virginia state court seeking coverage from various insurers under various insurance policies for environmental cleanup costs. These costs are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report. All insurers have responded to the complaint denying such claims. The case is currently stayed under the evergreen provision of the agreed scheduling order entered by the state court on November 29, 1995, in order to allow informal discussions among the parties to the litigation. The parties have also entered into an agreed order concerning a special discovery master which was entered by the court. Columbia Transmission continues to pursue recovery of environmental expenditures from its insurance carriers, however, at this time, management is unable to determine the total amount or final disposition of any recovery.

                  2. Columbia Gulf Transmission Co. v. Aetna Casualty & Surety Co., et al., C.A. No. 95-C-177 (Kanawha (W.Va.) Cir. Ct. January 19, 1995). Columbia Gulf filed a complaint in West Virginia state court seeking coverage from various insurers under various insurance policies for environmental cleanup costs. These costs are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report. All insurers have responded to the complaint denying such claims. The case is currently stayed under the evergreen provision of the agreed scheduling order entered by the state court on December 1, 1995, in order to allow informal discussions among the parties to the litigation. The parties have also entered into an agreed order concerning a special discovery master which was entered by the court. Columbia Gulf continues to pursue recovery of environmental expenditures from its insurance carriers, however, at this time, management is unable to determine the total amount or final disposition of any recovery.

IV.      Other

                  A. Matters that have been resolved

                  1. LG&E Natural Marketing Inc. v. Columbia Gulf Transmission Co. and Columbia Gas Transmission Corp., Case No. 1:96CV02238 (U.S. Dist. Ct. for the District of Columbia) and C.A. No. 96-CA07745 (Sup. Ct. of the District of Columbia). As reported in the Quarterly Report on Form 10-Q for the first quarter of 1997, a settlement was reached in this matter in March 1997.

                  B. Pending Matters

                  1. Canada Southern Petroleum Ltd. v. Columbia Gas Development of Canada Ltd. (C.A. No. 9001-03466, Court of Queen's Bench, Alberta, Canada, filed March 7, 1990). The plaintiff asserts, among other things, that the defendant working interest owners, including Columbia Gas Development of Canada Ltd. ("Columbia Canada") and various Amoco affiliates, breached an alleged fiduciary duty to ensure the earliest feasible marketing of gas from the Kotaneelee field (Yukon Territory, Canada). The plaintiff seeks, among other remedies, the return of the defendants' interests in the Kotaneelee field to the plaintiff, a declaration that such interests are held in trust for the plaintiff and an order requiring the defendants to promptly market Kotaneelee gas or assessing damages.

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

                  A trial commenced in the third quarter of 1996 in the Court of Queen's Bench, and was adjourned while the plaintiff sought to have Amoco's (a co-defendant) counsel removed based upon a conflict of interest. At a hearing on the matter, the court ruled against the plaintiff, and a subsequent appeal by the plaintiff was dismissed. The trial resumed in September 1997. Due to the complex nature of the litigation, Columbia cannot predict the length of the trial. Management continues to believe that its defenses are meritorious, and that the risk of any material liability to Columbia is de minimis.

                  Pursuant to an Indemnification Agreement regarding the Kotaneelee Litigation entered into when Columbia Canada was sold to Anderson, Columbia agreed to indemnify and hold Anderson harmless for losses due to this litigation arising out of actions occurring prior to December 31, 1991. As a result of the 1997 upgrading of Columbia's long-term debt, an escrow account that provides security for the indemnification obligation and is now funded by a letter of credit was reduced to approximately $35,835,000 (Cdn).

                  2. Cathodic Protection. In September 1995, the management of Commonwealth Gas Services, Inc. (now Columbia Gas of Virginia, Inc.) ("Columbia of Virginia") advised the Staff of the Virginia State Corporation Commission that there had been deficiencies in Columbia of Virginia's cathodically protected pipeline distribution system in its Northern Operating Area in Virginia. Following several months of informal investigation, on March 1, 1996, the Commission issued a subpoena for Columbia of Virginia to produce documents related to its cathodic protection program in the Northern Operating Area. Columbia of Virginia complied with the subpoena, and continues to provide monthly reports to the Commission updating the status of remedial work in the Northern Operating Area and annual test station monitoring. Given the early status of this investigation, Columbia is unable to determine at this time the likelihood or magnitude of any penalties that might be assessed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The common stock of Columbia is traded on the New York Stock Exchange under the ticker symbol CG and abbreviated as either ColumEngy or ColumEgy in trading reports. The number of shareholders on December 31, 1997, was approximately 37,698 and the stock closed at $78.5625, as reflected in the New York Stock Exchange Composite Transactions as reported by The Wall Street Journal. On February 18, 1998, Columbia declared a quarterly dividend of $0.25 per share for the first quarter of 1998, which will be payable on or about March 16, 1998, to holders of record on March 2, 1998.

See Item 7 on page 20 for additional information regarding Columbia's common stock prices and dividends.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                     Columbia Energy Group and Subsidiaries

($ in millions, except per share amounts)              1997           1996           1995*         1994*         1993*         1992*
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA ($)
 Total operating revenues                           5,035.6        3,354.0        2,635.2       2,747.1       3,313.8       2,859.2
 Products purchased                                 3,138.1        1,481.1          820.6         984.2       1,577.7       1,236.9
 Earnings (Loss) before extraordinary item
  and accounting changes                              273.3          221.6         (432.3)        246.2         152.2          90.9
 Earnings (Loss) on common stock                      273.3          221.6         (360.7)        240.6         152.2          51.2
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
 Earnings (Loss) per common share ($):
  Before extraordinary item and accounting changes     4.93           4.12          (8.97)         4.87          3.01          1.79
  Earnings (Loss) per common share                     4.93           4.12          (7.15)         4.76          3.01          1.01
 Average common shares outstanding (000)             55,405         53,792         50,477        50,563        50,563        50,563
 Diluted earnings (loss) per common share ($):
  Before extraordinary item and accounting changes     4.90           4.11          (8.57)         4.87          3.01          1.79
  Diluted earnings (loss) per common share             4.90           4.11          (7.15)         4.76          3.01          1.01
 Diluted average common shares (000)                 55,734         53,951         50,477        50,563        50,563        50,563
 Dividends:
  Per share ($)                                        0.90           0.60             -              -             -             -
  Payout ratio (%)                                     18.3           14.6           N/A            N/A           N/A           N/A
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA ($)
 Capitalization including debt
  subject to Chapter 11:
   Common stock equity                              1,790.7        1,553.6       1,114.0        1,468.0       1,227.3       1,075.1
   Preferred stock                                        -              -         399.9              -             -             -
   Long-term debt                                   2,003.5        2,003.8       2,004.5            4.3           4.8           5.4
   Short-term debt                                      N/A            N/A           N/A              -             -             -
   Current maturities of long-term debt                 0.5            0.8           0.5            1.2           1.3           1.4
   Debt subject to Chapter 11                             -              -             -        2,317.1       2,317.1       2,317.1
   Total                                            3,794.7        3,558.2       3,518.9        3,790.6       3,550.5       3,399.0
 Total assets                                       6,612.3        6,004.6       6,057.0        7,164.9       6,957.9       6,505.9
------------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
 Capitalization ratio (%) (including
  current maturities**):
   Common stock equity                                 47.2           43.7          31.7           38.7          34.6          31.6
   Preferred stock                                        -              -          11.4              -             -             -
   Debt                                                52.8           56.3          56.9           61.3          65.4          68.4
 Capital expenditures ($)                             560.3          314.8         421.8          447.2         361.3         299.7
 Net cash from operations ($)                         468.2          477.0        (804.1)         572.8         850.4         765.4
 Book value per common share ($)                      32.27          28.11         22.64          29.03         24.27         21.26
 Return on average common equity before
  extraordinary item and accounting changes (%)        16.3           16.6         (33.5)          18.3          13.2           8.7
------------------------------------------------------------------------------------------------------------------------------------

N/A - Not applicable

Dilutive potential common shares were not included in the 1995 computation of diluted EPS as the effect would be antidilutive.

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

ITEM 6.   SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                     Columbia Energy Group and Subsidiaries

($ in millions, except per share amounts)            1991*          1990           1989           1988           1987
----------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA ($)
  Total operating revenues                        2,463.7        2,346.7        3,189.3        3,157.5        2,855.7
  Products purchased                              1,056.5          846.8        1,669.0        1,822.3        1,534.2
  Earnings (Loss) before extraordinary item
   and accounting changes                          (794.8)         104.7          145.8          119.0          111.3
  Earnings (Loss) on common stock                  (694.4)         104.7          145.8          111.1          100.5
----------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
  Earnings (Loss) per common share ($):
   Before extraordinary item and
    accounting changes                             (15.72)          2.21           3.21           2.46           2.30
   Earnings (Loss) per common share                (13.74)          2.21           3.21           2.46           2.30
  Average common shares outstanding (000)          50,537         47,326         45,511         45,210         43,787
  Diluted earnings (loss) per common share ($):
   Before extraordinary item and
    accounting changes                             (15.72)          2.21           3.19           2.46           2.29
   Diluted earnings (loss) per common share        (13.74)          2.21           3.19           2.46           2.29
  Diluted average common shares (000)              50,537         47,426         45,696         45,210         43,837
  Dividends:
   Per share ($)                                     1.16           2.20          2.00            2.29           3.18
   Payout ratio (%)                                   N/A           99.5          62.3            93.3          138.3
---------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA ($)
 Capitalization including debt
  subject to Chapter 11:
  Common stock equity                             1,006.9        1,757.8        1,620.3        1,552.6        1,523.7
  Preferred stock                                       -              -              -              -          110.0
  Long-term debt                                      6.1        1,428.7        1,196.0        1,038.4        1,438.0
  Short-term debt                                     N/A          735.5          634.2          697.1          327.5
  Current maturities of long-term debt                2.9           35.2           47.2           52.7           69.6
  Debt subject to Chapter 11                      2,317.1              -              -              -              -
  Total                                           3,333.0        3,957.2        3,497.7        3,340.8        3,468.8
 Total assets                                     6,332.2        6,196.3        5,878.4        5,641.0        5,440.9
----------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
 Capitalization ratio (%) (including
  current maturities**):
   Common stock equity                              30.2           44.4           46.3            46.5           43.9
   Preferred stock                                     -              -              -               -            3.2
   Debt                                             69.8           55.6           53.7            53.5           52.9
 Capital expenditures ($)                          381.9          629.6          473.5           307.9          298.8
 Net cash from operations ($)                      531.6          420.1          400.5           429.4          702.0
 Book value per common share ($)                   19.92          34.83          35.50           34.18          34.08
 Return on average common equity
  before extraordinary item
  and accounting changes (%)                        N/A             6.2            9.2             7.7            7.5
----------------------------------------------------------------------------------------------------------------------

N/A - Not Applicable

Dilutive potential common shares were not included in the 1995 computation of diluted EPS as the effect would be antidilutive.

* Reference is made to Note 2 of Notes to Consolidated Financial Statements. Due to the bankruptcy filings, interest expense of approximately $230 million, $210 million and $86 million was not recorded in 1994, 1993, 1992 and 1991, respectively. Interest expense of $982.9 million including write-off of unamortized discounts on debentures, was recorded in the fourth quarter of 1995.

** Prior to 1991, Columbia made extensive use of variable rate debt since the associated cost was normally less than senior long-term debt. Inclusion of the short-term debt in years prior to 1991 makes those historical ratios more meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Index                                                                       Page
--------------------------------------------------------------------------------
Consolidated Review......................................................    15
Liquidity and Capital Resources..........................................    17
Transmission and Storage Operations......................................    21
Distribution Operations..................................................    26
Exploration and Production Operations....................................    32
Marketing, Propane and Power Generation Operations.......................    35
Bankruptcy Matters.......................................................    38
--------------------------------------------------------------------------------

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors and prospective investors should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include statements concerning Columbia's plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and including any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, competition, weather, regulatory and legislative changes as well as changes in general economic and capital and commodity market conditions many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time due to changes in the marketplace.

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

                               CONSOLIDATED REVIEW

Net Income

Columbia's 1997 record-setting net income was $273.3 million, or $4.93 per share. Net income was up $51.7 million, or 81 cents per share, over 1996 due in large part to lower operating costs for the regulated subsidiaries and increased revenues from transportation and storage services and gas management activities. This improvement was achieved despite weather that was 4% warmer than 1996. The weather difference reduced 1997 net income by $15.2 million compared to 1996.

Several nonrecurring items also impacted the results of both years. Restructuring activities reduced net income in 1997 by $20.2 million and in 1996 by $35.7 million. Current period results were improved by a $12.8 million reduction to tax expense resulting from benefits gained through the filing of a consolidated state tax return, a $6 million after-tax gain from the sale of coal assets and a $5.5 million gain on the temporary deactivation of a storage field. The 1996 results benefited from a $5.6 million favorable adjustment to the 1995 sale of Columbia's southwest gas and oil subsidiary.

Revenues

Operating revenues for 1997 were $5,053.6 million, an increase of $1,699.6 million over 1996. The higher revenues were principally due to increased sales by the gas marketing subsidiary, Columbia Energy Services Corporation (Columbia Energy Services), and higher rates in effect for the distribution subsidiaries for the recovery of increased gas costs. Also improving revenues were the effects of regulatory settlements reached in 1997 for Columbia Gas Transmission Corp. (Columbia Transmission) and Columbia Gas of Ohio, Inc. (Columbia of Ohio) and increased off-system sales, transportation and storage services. Tempering these improvements were lower

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

sales volumes in 1997 compared to 1996 for the distribution subsidiaries related to warmer weather and lower wellhead prices for gas production.

In 1996, operating revenues of $3,354 million reflected an increase of $718.8 million over 1995 primarily due to additional sales by the gas marketing and distribution subsidiaries. Also increasing revenues in 1996 were higher gas prices that increased both the gas commodity portion of the distribution subsidiaries' rates and prices received for gas production as well as the effect of colder weather experienced in early 1996. Higher base rates in effect for the regulated subsidiaries also increased revenues $68.7 million. In 1995, revenues included $96.1 million from Columbia's former southwest gas and oil subsidiary, that was sold effective year end 1995, as well as $12.2 million of exit fee payments received by Columbia Gulf Transmission Company (Columbia Gulf). Exit fee payments were paid to Columbia Gulf by certain of its customers as compensation for terminating their transportation agreements before the scheduled expiration date.

Expenses

Operating expenses for 1997 of $4,544.2 million were $1,668.4 million higher than 1996. This increase reflected $1,657 million higher product purchased expense attributable to gas purchased by Columbia Energy Services to meet sales requirements and the higher cost of gas purchased by the distribution subsidiaries. Despite acquisitions made in 1997 and higher startup costs for new services, Columbia's 1997 operation and maintenance expense decreased $3.6 million from 1996. Operation and maintenance expense for the Marketing, Propane and Power Generation segment rose $22.4 million due in large part to expanding the marketing operations through the acquisition of PennUnion Energy Services L.L.C. (PennUnion) and building Columbia Energy Services' infrastructure to support its growth. Also contributing to higher costs was the 1997 acquisition of Alamco, Inc. (Alamco), an Appalachian exploration and production company. Operation and maintenance costs for the regulated subsidiaries decreased, after adjusting for nonrecurring items, reflecting the beneficial effect of implementing restructuring initiatives. These nonrecurring items included a $10.1 million reserve for the anticipated sale of certain pipeline facilities; restructuring charges recorded in both years; a $5.3 million period-to-period improvement for FERC Order No. 94 adjustments, an environmental reserve addition in 1997 and the costs of a risk management program for Columbia of Ohio and Columbia Gas of Kentucky, Inc. (Columbia of Kentucky), designed to mitigate potential adverse effects of certain future business risks.

In 1996, operating expenses of $2,875.8 million increased $630.8 million over 1995 reflecting a $660.5 million increase in products purchased primarily to meet additional sales requirements. Operation and maintenance expense increased $22.6 million and included restructuring costs of $54.9 million in 1996 and $5.8 million in 1995. Expenses in 1995 also included $39.1 million associated with the operations of Columbia's former southwest gas and oil subsidiary. After adjusting for restructuring charges, operation and maintenance expense was down approximately $30 million in 1996. Depreciation and depletion expense decreased $54.8 million primarily as a result of reduced depletable plant due to the sale of Columbia's southwest gas and oil subsidiary and a lower depletion rate attributable to higher gas prices.

Other Income (Deductions)

Twelve Months Ended December 31 (in millions)     1997      1996        1995
--------------------------------------------------------------------------------
   Interest income and other, net               $  40.4   $   26.1    $   (58.2)
   Interest expense and related charges          (157.6)    (166.8)      (988.4)
   Reorganization items, net                         --         --         13.4
--------------------------------------------------------------------------------
   Total Other Income (Deductions)              $(117.2)  $ (140.7)   $(1,033.2)
--------------------------------------------------------------------------------

Other Income (Deductions) reduced income $117.2 million in 1997 and $140.7 million in 1996. The improvement was largely due to $3.5 million of reduced interest expense on short-term borrowings, an $8.5 million pre-tax gain for the payment received from a coal company related to the deactivation of a storage field to allow the mining of coal reserves as well as increased interest income on temporary cash investments. Also in 1997, Columbia's coal assets were sold which improved pre-tax income approximately $9.5 million. In the second quarter of 1996, an $8.6 million pre-tax favorable adjustment was recorded for the 1995 sale of Columbia's southwest gas and oil subsidiary. Interest income and other, net, in 1996 included approximately $13.5 million for Order 94 refunds that was offset in interest expense and related charges with no effect on income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

When comparing 1996 to 1995, Other Income (Deductions) reduced income $140.7 million in 1996, compared to a decrease in income of $1,033.2 million in 1995. The principal reason for the $988.4 million decrease in 1995's income for interest expense and related charges was $983 million of prepetition debt obligations recorded at emergence from bankruptcy in November 1995. Interest income and other, net, of $26.1 million in 1996 included the adjustment recorded for the sale of Columbia's southwest gas and oil subsidiary; $5.6 million of interest earned on certain tax issues; $3.3 million of interest income on temporary cash investments; and a $1.8 million gain on the sale of Columbia Gulf's interests in the Overthrust pipeline partnership. Interest expense and related charges for 1996 reflected $140.4 million of interest expense on long-term debt and $11.7 million of interest expense on short-term debt obligations. Interest expense in 1996 also included $3.9 million of interest on rate refunds recorded by the rate regulated subsidiaries.

Income Taxes

Income tax expense in 1997 of $118.9 million increased only $3 million over the year earlier despite $54.7 million higher taxable income. This was due in large part to a $12.8 million reduction to tax expense resulting from benefits gained through the filing of a consolidated state tax return. The change in taxable income was the primary reason for the variance in income tax expense between 1996 and 1995.

Extraordinary Item

In 1995, Columbia recorded an extraordinary after-tax gain of $71.6 million for the cumulative adjustment for the reapplication of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS No. 71) for Columbia Transmission and Columbia Gulf. The impact of the reapplication resulted in the recognition of regulatory assets for certain costs previously expensed which are expected to be recovered in rates, mainly environmental and postemployment benefit costs, and the recording of revenues and expenses in a manner to reflect the ratemaking process. Management believes that cost of service rate concepts will continue to be applicable to the Federal Energy Regulatory Commission (FERC) regulated transmission subsidiaries for the foreseeable future.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash from Operations

A significant portion of Columbia's operations are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand, together with external short-term and long-term financing as needed, are used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

For 1997, net cash from operations was $468.2 million, a decrease of $8.8 million from the same period in 1996 primarily reflecting higher cash needs for working capital purposes. During 1997, $90.3 million of additional cash was invested in working capital, compared to $41.4 million of additional cash in 1996. Before these working capital changes, long-term cash flow from operations was $558.5 million in 1997, compared to $518.4 million in 1996, an increase of $40.1 million. The increase was primarily due to the $51.7 million increase in net income during the year. The increased use of cash for working capital during 1997 was caused by higher accounts receivable, offset by lower income tax refunds receivable and a switch from being underrecovered to overrecovered for the distribution subsidiaries' gas costs. Tempering these uses of cash was the full period effect of higher base rates for Columbia Transmission and Columbia of Kentucky.

The rise in gas prices in 1996 resulted in an increase in the commodity portion of the distribution subsidiaries' rates as provided for under the current regulatory process, resulting in a higher recovery level of gas costs in 1997. As of year end 1996, the distribution subsidiaries were in an underrecovered position because the rapid increase in the cost of gas exceeded the recovery levels that were allowed. The distribution subsidiaries were in an overrecovered position as of year end 1997.

After adjusting the 1995 deficit for emergence payments, net cash from operations in 1996 decreased $168.9 million from 1995 to $477 million. Cash in 1996 was lower than 1995 due to the lag in recovering gas costs by the distribution subsidiaries in 1996 stemming from a rise in prices that exceeded the distribution subsidiaries' then current recovery levels. Also reducing cash in 1996 from 1995 was the effect of a higher average cost of gas placed in storage. This decrease was partially offset by the working capital improvement for income tax refunds of $271.5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

million, the favorable impact of colder weather in 1996 on the distribution subsidiaries, and higher base rates in effect for the regulated subsidiaries.

Financing Activities

Columbia satisfies its liquidity requirements through internally generated funds and the use of two unsecured bank revolving credit facilities that total $1.35 billion (Credit Facilities). The Credit Facilities were established in March 1998, and replaced the $1 billion five-year revolving credit facility entered into by Columbia in November 1995. The Credit Facilities also support Columbia's recently established commercial paper program.

Columbia's $1.35 billion Credit Facilities consist of a $900 million five-year revolving credit facility and a $450 million 364-day revolving credit facility with a one-year term loan option. The five-year facility will provide for the issuance of up to $300 million of letters of credit.

As of December 31, 1997, Columbia had $120 million of short-term debt and approximately $42.7 million of letters of credit outstanding under the prior credit facility. Under Columbia's commercial paper program, $208.8 million was outstanding at December 31, 1997. There were no commercial paper borrowings in 1996.

Interest rates on borrowings under the Credit Facilities are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. The interest rate margins and facility fees on the commitment amount are based on Columbia's public debt ratings. In 1997, Fitch Investors Service, Moody's Investors Service, Inc. and Standard & Poor's Ratings Group upgraded Columbia's long-term debt rating to BBB+, Baa1 and BBB+, respectively. Under the Credit Facilities, higher debt ratings result in lower facility fees and interest rates on borrowings. Columbia's commercial paper credit ratings are F-2 by Fitch, P-2 by Moody's and A-2 by S&P.

Columbia has an effective shelf registration statement on file with the U. S. Securities and Exchange Commission for the issuance of up to $1 billion in aggregate of debentures, common stock or preferred stock in one or more series. In March 1996, Columbia issued 5,750,000 shares of common stock under the shelf registration and used the proceeds to reduce borrowings incurred under the prior credit facility and to retire $400 million of preferred stock issued in late 1995. No further issuances of the remaining $750 million available under the shelf registration are scheduled at this time.

Management believes that its sources of funding are sufficient to meet short-term and long-term liquidity needs not met by cash flows from operations.

Capital Expenditures
The table below reflects actual capital expenditures by segment for 1997 and 1996 and an estimate for 1998:

(in millions)                                          1998      1997       1996
--------------------------------------------------------------------------------
  Transmission and Storage                             $250      $245       $143
  Distribution                                          162       159        148
  Exploration and Production                             86       136*        12
  Marketing, Propane and Power Generation                46        15          6
  Corporate                                              11         5          6
--------------------------------------------------------------------------------
  Total                                                $555      $560       $315
--------------------------------------------------------------------------------

* Does not reflect approximately $23 million of gathering facilities that Columbia Transmission sold to Columbia Natural Resources, Inc.

For 1997, capital expenditures were $560 million, an increase of $245 million over 1996. The Alamco acquisition in 1997 represented approximately $101 million of the increase. In addition, the 1997 program included $118 million for market expansion activities in the transmission and storage segment. The largest portion of the transmission and storage segment's investments are made to ensure the safety and reliability of the pipelines and for market expansion activities. The distribution subsidiaries' program includes investments to extend service to new areas and develop future markets, as well as expenditures required to ensure safe, reliable and improved service.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For 1998, capital expenditures of $555 million are expected to be essentially the same as the 1997 program. Included in the 1998 program is approximately $86 million for market expansion initiatives for the transmission and storage segment and an additional $65 million is planned for new business and development activities for the distribution segment. The 1998 program also includes an increase in the Marketing, Propane and Power Generation segment for additional investment in Columbia Energy Services' infrastructure. The principal reason for the increase in the corporate segment was expenditures associated with the new corporate headquarters, scheduled for completion in the fall of 1998.

All discretionary capital expenditures are subject to Columbia's value added approach (CVA) that determines whether the anticipated return on a business activity or project exceeds its risk adjusted capital cost.

Market Risk Exposure

Subsidiaries in Columbia's production, marketing and propane operations are exposed to market risk due to fluctuations in commodity prices. In order to help minimize this risk, Columbia engages in commodity hedging activities to help ensure stable cash flows, favorable prices and margins as well as to help capture any long-term increases in value. Financial instruments utilized by Columbia for commodity hedging include futures, swaps and options. Columbia Natural Resources, Inc. (Columbia Resources) utilizes financial instruments to fix prices for a portion of its future production volumes. These positions are hedged in the marketplace through a gas marketing subsidiary. Columbia Energy Services utilizes financial instruments to help assure adequate margins on the purchase and resale of natural gas. Columbia Propane utilizes financial instruments to help protect the value of inventories. Therefore, any losses or gains on the physical transactions are largely offset by gains or losses on these financial trades.

Columbia's current risk management program allows the subsidiaries to use derivative instruments for hedging purposes only. In addition, Columbia employs multiple risk control mechanisms to mitigate market risk, including volumetric limits. For the gas marketing operations, where most of Columbia's derivative activity occurs, its market risk at year end 1997 was computed using a value at risk methodology. Value at risk simulates forward price curves in the energy markets to estimate the size and probability of future potential losses. The year end value at risk calculation was based on a 95% confidence interval and a two-day time horizon. Loss is defined in the calculation as fair market value loss. As of December 31, 1997, the value at risk for Columbia's market risk sensitive instruments was immaterial.

Restructuring Activities

In 1997, approximately $31.1 million of pre-tax expense was recorded to reflect restructuring-related costs, primarily for relocation, severance and benefits. This restructuring initiative began in 1995 to streamline operations and make them more efficient and cost-competitive. During 1996, $54.9 million pre-tax was recorded for similar restructuring activities. The beneficial effect of efficiencies gained will be realized through improved profitability of Columbia's operations and reduced rates being charged to customers of the regulated subsidiaries.

As indicated in the results of operations, Columbia is realizing lower operation and maintenance costs as a result of implementing these reengineering initiatives in its various operations. It is anticipated that the favorable effect of these initiatives will continue in the future. The project was substantially completed at year end 1997 and resulted in the total number of employees System-wide decreasing approximately 15% from the year-end 1995 level of nearly ten thousand.

1997 Acquisitions

Columbia's strategic goal is to increase its investment in non-rate regulated (nonregulated) businesses to a level that would provide for such operations to contribute approximately 30% of Columbia's consolidated operating income by 2002. Consistent with this objective, Columbia Energy Services purchased PennUnion in 1997, an energy-marketing affiliate of Pennzoil Company, for approximately $14.75 million, subject to certain working capital and other adjustments. In addition, Columbia Resources acquired Alamco, an Appalachian gas and oil exploration and development company, for approximately $101 million. For additional information on the Alamco acquisition, see the Exploration and Production segment, and see the Marketing, Propane and Power Generation segment for a further discussion of the PennUnion acquisition. Columbia continually evaluates acquisition and strategic alliance opportunities made available to it by the marketplace. However, it is Columbia's general policy not to comment on the specifics of any such opportunity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Impact of Year 2000 on Computer Systems

The Year 2000 issue is a world-wide concern that many existing computer programs were initially designed without considering the impact of the change to the year 2000. This could result in the programs incorrectly identifying dates in the year 2000. If not corrected, certain applications could fail or create erroneous results.

Columbia is currently in the process of reviewing its computer applications and their interaction with third parties to address the Year 2000 issue. Based on the review to date, certain applications have been found that are not Year 2000 compliant. It is anticipated that all major applications will have been reviewed and, if necessary, corrected or replaced by the year 2000.

At the present time, management does not anticipate that the cost of correcting or replacing those applications that are not Year 2000 compliant will have a material impact on Columbia's financial condition.

Common Stock Prices and Dividends

                                                             Market Price
                                   --------------------------------------------------------------
                                                                                                                   Quarterly
Quarter Ended                        High                         Low                       Close                Dividends Paid
-----------------------------------------------------------------------------------------------------------------------------------
                                      $                            $                          $                        $
1997
December 31                        78 5/8                        69 1/2                    78 9/16                     .25
September 30                       72 1/4                        65 3/16                   70                          .25
June 30                            67 3/8                        56                        65 1/4                      .25
March 31                           65 7/8                        57 /58                    57 5/8                      .15
-----------------------------------------------------------------------------------------------------------------------------------
1996
December 31                        66 1/4                        56                        63 5/8                      .15
September 30                       59 5/8                        51                        56                          .15
June 30                            52 1/8                        43 3/4                    51 7/8                      .15
March 31                           46 1/2                        42 1/4                    45 7/8                      .15
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                       TRANSMISSION AND STORAGE OPERATIONS


Proposed Millennium and Vector Pipeline Projects

The proposed Millennium Pipeline Project, in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to Northeast and Mid-Atlantic markets. The 442-mile pipeline will connect to TransCanada Pipe Lines Ltd. at a new Lake Erie export point and transport up to approximately 700,000 Mcf per day to eastern markets. Eight shippers have agreements for the available capacity. A filing with the FERC requesting approval of the Millennium Project, was made on December 22, 1997. This filing begins the extensive review process, including opportunities for public review, communication and comment. On February 3, 1998, the FERC issued a Notice of the Millennium Application which provided that any person desiring to participate in the hearing process or make any protest to the application should, on or before February 24, 1998, file with the FERC a motion to intervene or a protest in accordance with FERC regulations. Several interventions were submitted to the FERC by interested parties. On. March 9, 1998, Columbia Transmission filed with the FERC a response to the interventions. The proposed in-service date is November 1999. Columbia Transmission will continue its ongoing assessment of the project's schedule into the second quarter of 1998.

The current sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd., and MCN Energy Group, Inc.

Columbia Transmission is in discussions with IPL Energy Inc. to become a sponsor of the proposed Vector Pipeline project to transport western gas supplies from Chicago to the Ontario area. The proposed Vector Pipeline would provide one of several upstream links for Columbia Transmission's proposed Millennium Pipeline.

Market Expansion Project

After receiving final FERC approval, Columbia Transmission began construction on the expansion of its pipeline and storage systems during 1997 to meet increased customer demand. The first phase of service began in November 1997. Upon completion, which is expected in 1999, the expansion will add approximately 500,000 Mcf per day of firm service to 23 customers.

The New York State Electric & Gas Corporation (NYSEG) filed an appeal to the expansion project with the U. S. Court of Appeals for the District of Columbia Circuit, primarily to challenge the FERC's approval of rolled-in pricing for the market expansion service levels. NYSEG has not requested a stay of Columbia Transmission's certificate order. Accordingly, construction is proceeding.

Competition and the Effect of LDC Unbundling Services

The transmission subsidiaries compete with other interstate pipelines for the transportation and storage of natural gas. Furthermore, since the issuance of Order No. 636, various states throughout Columbia Transmission's service area have initiated proceedings dealing with open access and unbundling of local distribution companies' (LDC) services. Among other things, unbundling involves providing all LDC customers with the choice of what entity will serve as the merchant supplier, a role historically filled by the LDC. While the scope and timing of these various unbundling initiatives varies from state to state, retail choice programs are being extended to increasing numbers of LDC customers throughout Columbia Transmission's market area.

Among the issues being addressed in the state unbundling proceedings is the treatment of the pipeline transmission and storage agreements which have underpinned the traditional LDC merchant function. In the case of Columbia Transmission and Columbia Gulf, contracts covering the majority of their firm transportation and storage quantities with LDCs have primary terms which extend to October 31, 2004. Management fully expects that the LDCs, or those entities to which pipeline capacity may be assigned as a result of the LDC unbundling process, will continue to fulfill their obligations under these agreements. However, in view of the changing market and regulatory environment, the transmission companies have commenced the process of discussing long-term transportation and storage service needs with their firm customers. While those discussions could result in the restructuring of some of these contracts on mutually agreeable terms prior to 2004, it is not possible to predict the results of those discussions at this time.

Although the specific outcome of these capacity issues is uncertain, at this time, management does not believe that it will have a material impact on Columbia's financial condition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Regulatory Matters

                           Columbia Gulf's Rate Filing

Columbia Gulf filed a general rate case on October 31, 1996, which became effective on May 1, 1997, subject to refund. An agreement in principle settling all issues and rate levels in Columbia Gulf's rate proceedings was reached in January 1998. Active parties in the proceeding have unanimously agreed to the terms of the settlement. On March 3, 1998, a written offer of settlement was filed with the FERC. Columbia Gulf anticipates that the settlement will be approved without any modification by the end of the second quarter of 1998. Management believes that if the settlement is approved as presently written, it will not have a material impact on Columbia's financial statements which include an adequate reserve for the settlement.

                   Columbia Gulf Main-line Capacity Proceeding

In September 1993, the FERC directed Columbia Gulf to show cause as to why it had not filed for FERC abandonment authorization to reduce capacity on its mainline facility. Since that time, Columbia Gulf has responded to various information requests from the FERC. In an August 8, 1997 order, the FERC approved a settlement, which required Columbia Gulf to conduct a 30-day open season on additional firm mainline capacity up to its certificated design. Although certain of Columbia Gulf's customers challenged the terms of the settlement, Columbia Gulf concluded the open season on December 15, 1997, which resulted in requests for capacity that exceeded the capacity specified in Columbia Gulf's FERC certificate. The challenges remain pending at the FERC.

                Columbia Transmission's Phase II Rate Proceeding

Columbia Transmission's rate case settlement, approved by the FERC in April 1997, excluded the environmental cost recovery issue. A hearing to address this issue is currently scheduled for the fall of 1998. Pending the outcome of this proceeding, Columbia Transmission continues to collect approximately $18 million per year, subject to refund, for environmental costs.

                Challenge to Columbia Transmission's Rate Design

Pursuant to a provision of Columbia Transmission's 1997 rate settlement, the New York Public Service Commission (NYPSC) had the right to initiate a hearing challenging the appropriateness of the Straight Fixed Variable (SFV) rate design for Columbia Transmission. The NYPSC exercised its right to a hearing, which is currently scheduled for late 1998. Any change from the current SFV methodology would be placed into effect no earlier than February 1, 2000.

Sale of Gathering Facilities

Effective September 1, 1997, Columbia Transmission sold approximately 2,700 miles of gathering lines to Columbia Resources for approximately $23 million, with an additional 750 miles anticipated to be sold to Columbia Resources by the second quarter of 1998. In addition, approximately 1,800 miles of gathering lines and facilities in Ohio were sold to Gatherco, Inc., effective October 31, 1997. The majority of the remaining 800 miles of gathering lines are expected to be sold to other parties during 1998.

Capital Expenditure Program

The transmission and storage segment's net capital expenditure program was approximately $245 million in 1997 and is projected to be $250 million in 1998. Market expansion initiatives totaled approximately $118 million in 1997 and $86 million is anticipated in 1998. The remaining expenditures are for modernizing and upgrading facilities.

Restructuring and Relocation Activities

Columbia Transmission and Columbia Gulf began a restructuring project in early 1996 to streamline the business functions and improve productivity by focusing on all processes within the transmission companies. In 1996, the implementation of key recommendations began and continued throughout 1997. In addition, during 1997 certain staff and management positions were relocated to Northern Virginia. In 1997, approximately $24.3 million was recorded for restructuring and relocation costs.

Environmental Matters

Columbia's transmission subsidiaries have implemented programs to continually review compliance with existing environmental standards. In addition, the transmission subsidiaries continue to review past operational activities and to formulate remediation programs where necessary. Columbia Transmission is currently conducting assessment, characterization and remediation activities at specific sites under a 1995 Environmental Protection Agency (EPA) Administrative Order by Consent (AOC).

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

Columbia Transmission received EPA approval for and completed characterization activities for 73 major facilities, approximately 2,800 liquid removal points and approximately 900 mercury measurement stations in 1997. In addition, approximately 400 mercury measuring stations were remediated.

Columbia Transmission also continued to conduct assessment and remediation of impacted soils at locations prior to normal construction and maintenance activities under its EPA approved Construction and Operations Work Plan. Columbia Transmission conducted assessments at 160 sites and based on these assessment results, performed remedial activities in varying degrees at approximately 85 locations.

As a result of these 1997 activities, Columbia Transmission recorded an additional liability of $16.8 million. Actual expenditures of approximately $17.1 million during 1997 charged to the liability resulted in a remaining liability of $125.4 million. Columbia Transmission's environmental cash expenditures are expected to be approximately $18 million in 1998 and up to $20 million annually until the AOC is satisfied. These expenditures will be charged against Columbia Transmission's previously recorded liability. Consistent with Statement of Financial Accounting Standards No. 71, a regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Columbia Transmission continues to pursue recovery of environmental expenditures from its insurance carriers; however, at this time, management is unable to determine the total amount or final disposition of any recovery. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations and the long period over which expenditures will be made.

In addition, predecessor companies of Columbia Transmission may have been involved in the operation of manufactured gas plants. When such plants were abandoned, material used and created in the process was sometimes buried at the site. At this time Columbia Transmission is unable to determine if it will become liable for any characterization or remediation costs at such sites.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Throughput

Columbia Transmission's throughput consists of transportation and storage services for local distribution companies and other customers within its market area. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana, to West Virginia and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana.

Total throughput for the transmission and storage segment totaled 1,301.5 Bcf for 1997, a decrease of 76.6 Bcf from 1996 primarily due to warmer weather in Columbia Transmission's operating territory. Total throughput for 1996 was 1,378.1 Bcf, an increase of 41.9 Bcf from 1995. The colder weather in 1996 contributed to increased demand as well as increased marketing efforts on Columbia Gulf's system.

Columbia Transmission's market area transportation declined 69.8 Bcf to 1,032.6 Bcf during 1997 largely due to the 5% warmer weather in the first quarter and lower summer-related requirements from electric cogeneration facilities. Total throughput for 1996 of 1,102.4 Bcf declined 3.7 Bcf from 1995 primarily due to additional transportation services utilized in the summer of 1995 and increased storage withdrawals in the last quarter of 1995 to meet colder weather demands.

Mainline transportation for Columbia Gulf decreased 26.2 Bcf to 607.5 Bcf in 1997, reflecting the impact of warmer weather in Columbia Transmission's operating territory. During 1996, mainline transportation increased 28.7 Bcf from 1995 due to the colder weather during the 1995-1996 winter heating season. As a result, Columbia Gulf's mainline services were heavily utilized during the summer of 1996 to refill depleted gas inventories on Columbia Transmission's storage system in preparation for the 1996-1997 winter heating season.

Columbia Gulf's short-haul transportation decreased 14.1 Bcf from 1996 to 252.4 Bcf in 1997 largely due to a decline in market demand in the area south of Rayne, Louisiana. An increase in short-haul transportation of 45.1 Bcf in 1996 over 1995 reflected increased production and new sources of offshore supply as well as new interconnections in Louisiana.

Operating Revenues

Operating revenue of $849.8 million in 1997 increased $39 million over the previous year. After adjusting for the recovery of upstream transportation costs and certain other revenues that are fully offset in operating expense, current operating revenues increased $28 million. This increase was largely due to the sale of certain base gas volumes that were part of Columbia Transmission's overall rate case settlement which became effective in the second quarter. Increased revenues from transportation and storage services also contributed to the improvement. Tempering these improvements were reduced revenues attributable to a lower cost-of-service level underlying Columbia Transmission's rates in 1997. During the first quarter of 1998, an additional 5 Bcf of base gas is anticipated to be sold under the terms of Columbia Transmission's rate case settlement.

Operating revenue increased $50.5 million to $810.8 million in 1996. After adjusting for recovery items mentioned above, operating revenue increased $37.7 million over 1995. This increase was primarily due to the new rates in place for Columbia Transmission effective February 1, 1996. This increase was partially offset by recognizing $12.2 million in exit fees collected by Columbia Gulf in 1995.

Operating Income

Operating income for the transportation and storage segment for 1997 was $264.3 million, an increase of $56.5 million over 1996. This improvement is attributable to $39 million higher operating revenues, as discussed previously, and $17.5 million lower operating expense. Operation and maintenance expense declined $10.4 million primarily reflecting lower restructuring costs and savings achieved through the implementation of restructuring initiatives. In addition, operation and maintenance expense declined $5.4 million due to the effects in 1997 and 1996 of a 1980's issue regarding production-related costs. Columbia LNG Corp. contributed to 1997 results an additional $4.3 million over 1996, primarily reflecting a higher level of peaking services for new and existing customers. Tempering these improvements were higher 1997 expense of $10.1 million to reflect a valuation reserve for the anticipated sale of certain pipeline facilities and an increase in the environmental reserve.

Operating income decreased $5.2 million to $207.8 million in 1996 from 1995 primarily as a result of a $55.7 million increase in operating expenses partially offset by the increase in revenues mentioned above. This increase was

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

primarily the result of restructuring charges and employee incentive awards. These decreases to operating income were tempered by a $2.8 million improvement for Columbia LNG, reflecting its first full year of commercial operations.

          STATEMENTS OF OPERATING INCOME FROM TRANSMISSION AND
                         STORAGE OPERATIONS (UNAUDITED)

Year Ended December 31 (in millions)                                             1997                   1996                  1995
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
 Transportation revenues                                                        $622.0                 $629.0                $612.7
 Storage revenues                                                                179.8                  159.5                 139.3
 Other revenues                                                                   48.0                   22.3                   8.3
-----------------------------------------------------------------------------------------------------------------------------------
 Total Operating Revenues                                                        849.8                  810.8                 760.3
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation and maintenance                                                       428.3                  444.1                 392.5
 Depreciation                                                                    104.3                  102.6                 103.8
 Other taxes                                                                      52.9                   56.3                  51.0
-----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                         585.5                  603.0                 547.3
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                $264.3                 $207.8                $213.0
-----------------------------------------------------------------------------------------------------------------------------------

                 TRANSMISSION AND STORAGE OPERATING HIGHLIGHTS

                                                 1997              1996               1995                1994                1993
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)            244.9             142.7              172.5               179.1               137.2
-----------------------------------------------------------------------------------------------------------------------------------
THROUGHPUT (Bcf)
Transportation
 Columbia Transmission
  Market area                                 1,032.6           1,102.4            1,106.1             1,038.6               895.9
 Columbia Gulf
  Main-line                                     607.5             633.7              605.0               590.3               579.9
  Short-haul                                    252.4             266.5              221.4               225.4               258.1
  Intrasegment eliminations                    (591.0)           (624.5)            (596.3)             (583.2)             (561.7)
-----------------------------------------------------------------------------------------------------------------------------------
Total Transportation                          1,301.5           1,378.1            1,336.2             1,271.1             1,172.2
Sales                                               -                 -                  -                 0.9               183.7
-----------------------------------------------------------------------------------------------------------------------------------
Total Throughput                              1,301.5           1,378.1            1,336.2             1,272.0             1,355.9
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                             DISTRIBUTION OPERATIONS

Market Conditions

Weather during 1997 was 4% warmer than 1996 in the market area served by Columbia's distribution companies (Distribution) and, as a result, Distribution's weather-sensitive deliveries were down 15 Bcf compared to 1996. In addition, a 10-month labor strike shut down production at a major customer, causing a 7 Bcf decline in usage compared to 1996. Although warmer than 1996, 1997's weather was 2% colder than normal. There were some notable weather fluctuations in 1997, which had the fifth warmest February and the second coldest April/May period since 1950.

Competition

Distribution competes with investor-owned, municipal, and cooperative electric utilities throughout its five-state service area. Competition is generally strongest in the residential and commercial markets of Kentucky, southern Ohio and southwestern Pennsylvania where electric rates are driven by low-cost coal-fired generation. The northern Ohio and Pittsburgh, Pennsylvania areas have less competitive electric rates, due to the use of higher-cost nuclear-generated power. Distribution continues to capture a major portion of the energy market for newly built homes as a result of a strong customer preference for natural gas.

Approximately 40% of Distribution's industrial and commercial throughput, or 128 Bcf, is susceptible to bypass, because these customers are located close to multiple natural gas pipelines and local gas distribution companies. With the use of innovative rate and capacity release strategies and the negotiation of customer arrangements, substantial inroads by other natural gas competitors have been avoided to date. As a result, the estimated throughput exposure to bypass has been reduced to approximately 43 Bcf, representing about $11 million in annual net revenue.

Regulatory Matters

On January 7, 1998, the Public Utilities Commission of Ohio (PUCO) approved a second amendment to Columbia of Ohio's 1994 rate case. The amendment was filed in November 1997 by Columbia of Ohio and a group comprising diverse interested parties, also known as the Collaborative. The amendment establishes a five-year funding mechanism that will enable Columbia of Ohio to expand its Customer CHOICE(R) transportation program for residential and small commercial customers statewide in 1998. The funding mechanism authorizes Columbia of Ohio to use off-system sales, capacity release revenues and fees collected from marketers to offset the cost of transition capacity that may be generated by expansion of the Customer CHOICE(R) program, while simultaneously providing Columbia of Ohio with an opportunity to retain some of the capacity release and off-system sales revenues along with the benefit of reductions to upstream capacity charges. The amendment to the settlement also extends by one year, to January 1, 2000, Columbia of Ohio's commitment not to file a base rate increase.

Although the amendment approves the funding mechanism to expand the Customer CHOICE(R) program statewide, the Collaborative will meet in early 1998 to discuss operationally-oriented program modifications that may be necessary or desirable to expand the program. Any modifications will be submitted to the PUCO for approval, and it is anticipated that the program will be expanded throughout Ohio in the second half of 1998.

The amendment gives Columbia of Ohio the responsibility to manage the transition pipeline capacity costs that will arise as residential and small commercial customers elect to acquire the commodity directly from marketers participating in the Customer CHOICE(R) program, and revenue streams from a number of sources including off-system sales and capacity releases with which to manage this responsibility. Columbia of Ohio has accepted the risk for up to 11% of the transition capacity costs to the extent these costs exceed the revenue streams available to offset them. However, if after the conclusion of the five year program, the revenues from these sources more than offset the transition capacity costs, then customers and Columbia of Ohio will share the credit balance, 75% to the customers and 25% to Columbia of Ohio.

Distribution continues to pursue initiatives that give retail customers the opportunity to purchase natural gas directly from marketers and to use Distribution's facilities for transportation service. These opportunities are being pursued through regulatory initiatives in all of its jurisdictions which have resulted in pilot transportation programs being offered in four of its five service areas. Once fully implemented, these programs would reduce Distribution's merchant function and provide customers with the opportunity for reduced energy costs. Excess capacity costs and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

costs incurred by a utility associated with providing gas if the marketing company cannot supply the gas that customers purchased, sometimes referred to as the supplier of last resort, are two threshold issues that must be addressed as these programs expand to all customers. The state commissions in Distribution's five jurisdictions are at various stages in addressing these issues. Distribution is currently recovering the costs resulting from the unbundling of its services and believes that most such future costs and costs resulting from being the supplier of last resort will be recovered. As set forth in its regulatory settlement, as previously discussed, Columbia of Ohio will be at risk for up to 11% of the transition capacity costs. In addition, Columbia of Ohio has agreed to participate in discussions with interested parties regarding issues related to being the supplier of last resort.

Columbia of Ohio's Customer CHOICE(R) pilot transportation program, which began April 1, 1997, continues to add customers. There are now over 46,000 customers participating, including 41,000 residential customers. Of 17 marketers approved for participation, 13 are currently active in the program. The PUCO approved the initial program for a one-year period. As discussed earlier, Columbia of Ohio expects to expand the program to all of its 1.3 million customers beginning in mid-1998.

In June 1997, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) received approval from the Pennsylvania Public Utility Commission (PPUC) to extend its pilot Customer CHOICE(R) program into Allegheny County, including the city of Pittsburgh, beginning on November 1, 1997. There are nearly 26,000 customers and 9 marketers signed up to participate in the program. Columbia of Pennsylvania has over 100,000 customers in Allegheny County who are eligible for the program. Columbia of Pennsylvania's two-year pilot program began on November 1, 1996, in Washington County and there are over 11,000 out of a total of 37,000 customers and 9 marketers participating. As approved by the PPUC, the new program will give marketers the option of using their own pipeline capacity, rather than taking assignment of capacity held by Columbia of Pennsylvania. Although the PPUC has not taken a final position on transition capacity costs, such costs are currently being recovered through a surcharge mechanism.

In February 1998, Columbia Gas of Maryland, Inc. (Columbia of Maryland) reached an agreement with the staff of the Maryland Public Service Commission and the Maryland People's Counsel to settle a pending proceeding in which the People's Counsel had sought an annual revenue reduction of $1.6 million, and Columbia of Maryland had sought an annual revenue increase of $1.2 million. The settlement agreement provides for an annual revenue increase of $200,000, which includes the effect of a decrease in annual depreciation rates of approximately $534,000. In June 1997, Columbia of Maryland entered into the second year of its pilot transportation program for small commercial and industrial customers with 5 marketers and 500 customers participating. The second year of the residential pilot program began in November 1997 and has 5 marketers and 2,500 customers participating.

Columbia Gas of Virginia, Inc. (Columbia of Virginia), formerly Commonwealth Gas Services, Inc., filed a rate case with the Virginia State Corporation Commission
(VSCC) in May 1997, requesting a $10.1 million increase in annual revenue. Approximately $8.5 million of the requested increase is to recover normal increases in the cost-of-service. Higher rates to recover these increased costs went into effect on October 18, 1997, subject to refund. The remaining $1.6 million of the requested increase was based on recently passed legislation in Virginia providing for performance-based ratemaking (PBR). The PBR rules allow Columbia of Virginia to more timely recover the costs associated with its capital expenditure program if certain service quality benchmarks are attained. Also included were additional PBR rate increases of $1.9 million effective October 18, 1998, and $900,000 effective October 18, 1999. On December 31, 1997, Columbia of Virginia filed a motion to withdraw the PBR aspect of the case, which was subsequently granted. This action was the result of a delay imposed by the VSCC of the requested October 18, 1997 effective date for the initial $1.6 million PBR increase, pending the outcome of a hearing in mid-1998. The withdrawal of the PBR converts the case to a traditional general rate case proceeding.

On September 30, 1997, the VSCC approved Columbia of Virginia's proposed two-year pilot transportation program for residential and small commercial customers called Customer CHOICE(R) Program. The pilot program, which began December 1, 1997, is open to approximately 27,000 customers in the Gainesville market area of Northern Virginia. There are over 1,800 customers participating in the program. These customers are served by 5 marketers out of a total of 8 approved to participate. Columbia of Virginia could expand the program and eventually make it available to all of its 165,000 customers depending on the results of the pilot program. Columbia of Virginia is the first company in Virginia to file tariffs to support such a program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Columbia of Virginia's 1995 rate case settlement provided for a separate proceeding to consider capacity release and off-system sales proposals. A hearing on these issues was held in September 1996, and the Hearing Examiner issued a report in March 1997, recommending approval of Columbia of Virginia's capacity release and off-system sales pilot incentive program. In October 1997, the VSCC issued an order which permits Columbia of Virginia to retain a portion of capacity release proceeds once a benchmark has been reached, but disallowed any retention from off-system sales proceeds. Columbia of Virginia filed a petition for rehearing and reconsideration. On November 4, 1997, the VSCC granted partial reconsideration of its order by extending the capacity release incentive pilot through the end of 1997, rather than ending it in October 1997, as provided for by the original order. All other aspects of the petition for rehearing were denied.

Columbia of Kentucky received permanent approval for the Weather Normalization Adjustment (WNA) which had been on pilot status the previous three years. The WNA alleviates the impact of unusual weather on customers' bills and Columbia of Kentucky's revenues. Columbia of Maryland has a similar program in effect.

Voluntary Severance Program

In September 1997, Columbia of Pennsylvania and Columbia of Maryland announced a voluntary severance program available to their 990 employees. The program was the result of a review of the two companies' operations which identified some opportunities to better position the companies in their evolving business climate. As a result of this program, in the fourth quarter of 1997 Columbia of Pennsylvania and Columbia of Maryland recorded a total of $4.3 million of costs representing severance and benefit costs related to the voluntary severance of 79 management, professional, manual and administrative/technical employees that elected to participate in the program. The majority of those participating left the companies by the end of November 1997.

Capital Expenditure Program

In addition to maintaining and upgrading facilities to assure safe, reliable and efficient operation, Distribution's 1997 capital expenditure program of approximately $159 million (an increase of $11 million from 1996) included expenditures of $64 million for extending service to new areas and $75 million for replacement and betterment projects. The estimated 1998 capital expenditure program amounts to approximately $162 million, including $65 million for new business and development and $83 million for replacement and betterment projects.

Gas Supply

Distribution's gas supply portfolio, with its large storage component, has the reliability and flexibility to accommodate the impact of weather variations on traditional customer demand as well as provide opportunities to increase revenues through off-system sales and other incentive programs. Off-system sales are sales or other transactions conducted outside of Distribution's traditional market. For 1997, Distribution had off-system sales of 45.4 Bcf. This was a significant increase of 34.6 Bcf from 1996 due to Columbia of Ohio's 1997 rate settlement and indirectly to the mild weather in the first quarter of 1997 that enabled Distribution to aggressively market its storage volumes in March 1997. Columbia of Ohio, Columbia of Pennsylvania, Columbia of Maryland and Columbia of Kentucky now have incentive programs in place that have been approved by their respective regulatory commissions that provide for the sharing of the proceeds from off-system sales with customers. For 1997, these programs resulted in pre-tax income for Distribution of $26.1 million, an increase of $11.6 million from 1996. Columbia of Ohio's 1996 rate settlement permits the retention of up to $51 million from off-system sales over three years subject to an earnings limitation.

Proceeds from releasing unused pipeline capacity totaled $19.5 million for 1997, up $5.3 million from 1996. Distribution can retain a portion of the proceeds that exceeds established capacity release incentive benchmarks. All other proceeds are recorded as a reduction to gas costs and the benefit is passed through to customers. In 1997, Columbia of Ohio, Columbia of Pennsylvania and Columbia of Maryland were able to retain capacity release proceeds amounting to $3.1 million. As residential and small commercial transportation programs develop into widespread practice and marketers take assignment of the LDCs' pipeline capacity contracts, earnings from these non-traditional services may decline.

Environmental Matters

Distribution's primary environmental issues relate to 15 former manufactured gas plant sites. Investigations or remedial activity are currently underway at seven sites and additional site investigation may be required at some of the remaining sites. To the extent Distribution's site investigations have been conducted, remediation plans

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

developed and any responsibility for remediation action established, the appropriate liabilities have been recorded. Regulatory assets have been recorded for a majority of these costs as rate recovery has been allowed or is anticipated.

Throughput

For 1997, Distribution's throughput of 526.7 Bcf decreased 27.5 Bcf from 1996 due to warmer weather, an overall reduction in customer usage and a decrease in industrial throughput of 7 Bcf due to the ten-month strike at a large industrial customer. Higher demand for power generation and competitive natural gas prices in 1997 contributed to a 10.1 Bcf increase in transportation volumes.

Distribution's 1996 throughput of 554.2 Bcf reflected an increase of 15.1 Bcf over 1995 as residential and commercial sales rose 19 Bcf due to colder weather. Transportation volumes decreased 7.1 Bcf reflecting reduced requirements for power generation and increased pressure from competitive fuels due to higher natural gas prices.

Net Revenues

Net revenues for 1997 of $898.1 million were down $8.6 million from 1996. The decrease included the effect of 4% warmer weather that reduced net revenues by approximately $23 million. This decrease was partially offset by an increase in revenues for a 1997 regulatory settlement that Columbia of Ohio reached with interested parties, together with income for certain gas management activities that Columbia of Ohio retained under the terms of its 1996 rate settlement and revenues generated by higher rates.

In 1996, net revenues of $906.7 million were up $85.2 million over 1995 due to 5% colder weather which contributed $26 million to the increase in net revenues, while higher rates produced $21.2 million and Columbia of Ohio's retention of revenues from certain gas management activities resulted in another $10.7 million. The remaining net revenue increase was attributable to increased deliveries to higher margin transportation customers, customer growth and higher revenue surcharges that were offset in expense.

Operating Income

Operating income for 1997 for Distribution of $224.2 million decreased by $1.8 million from 1996 as the decrease in net revenues was partially offset by a $6.8 million decrease in operating expenses. The decrease in operating expenses is primarily the result of a reduced level of restructuring costs recorded in 1997 compared to 1996 and the implementation over the last two years of cost conservation measures and operating efficiencies. Tempering these improvements was costs related to a risk management program for Columbia of Ohio and Columbia of Kentucky designed to mitigate potential adverse effects of certain future business risks. Other taxes rose $11.4 million primarily due to increases in gross receipts taxes and property taxes.

In 1996, operating income of $226 million increased $62.4 million as the increase in net revenues was partially offset by an increase of $22.8 million in operating expenses, primarily due to increased restructuring costs of $21.1 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

    STATEMENTS OF OPERATING INCOME FROM DISTRIBUTION OPERATIONS (UNAUDITED)

Year Ended December 31 (in millions)                                 1997                          1996                       1995
-----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES
 Sales revenues                                                  $2,153.1                      $2,007.9                   $1,677.8
 Less: Cost of gas sold                                           1,385.6                       1,206.4                      952.2
-----------------------------------------------------------------------------------------------------------------------------------
 Net Sales Revenues                                                 767.5                         801.5                      725.6
-----------------------------------------------------------------------------------------------------------------------------------
 Transportation revenues                                            143.2                         119.8                      105.3
 Less: Associated gas costs                                          12.6                          14.6                        9.4
-----------------------------------------------------------------------------------------------------------------------------------
 Net Transportation Revenues                                        130.6                         105.2                       95.9
-----------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                        898.1                         906.7                      821.5
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation and maintenance                                          441.0                         463.0                      443.0
 Depreciation                                                        78.2                          74.4                       70.9
 Other taxes                                                        154.7                         143.3                      144.0
-----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                            673.9                         680.7                      657.9
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                 $  224.2                      $  226.0                   $  163.6
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



                       DISTRIBUTION OPERATING HIGHLIGHTS

                                             1997           1996           1995           1994           1993
--------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)        159.5          148.4          151.8          151.4          117.8
--------------------------------------------------------------------------------------------------------------
THROUGHPUT (Bcf)
Sales
  Residential                               190.9          209.4          196.6          189.7          194.7
  Commercial                                 72.7           85.7           79.5           80.8           83.4
  Industrial and Other                        4.2           10.3            7.1            9.7           14.2
--------------------------------------------------------------------------------------------------------------
Total Sales                                 267.8          305.4          283.2          280.2          292.3
Transportation                              258.9          248.8          255.9          232.5          217.5
--------------------------------------------------------------------------------------------------------------
Total Throughput                            526.7          554.2          539.1          512.7          509.8
Off-System Sales                             45.4           10.8            7.5            0.3              -
--------------------------------------------------------------------------------------------------------------
Total Sold and Transported                  572.1          565.0          546.6          513.0          509.8
--------------------------------------------------------------------------------------------------------------
SOURCES OF GAS FOR THROUGHPUT (Bcf)
Sources of Gas Sold
  Spot market*                              295.0          298.7          210.4          235.3          142.3
  Producers                                  35.7           47.9           70.9           67.5           56.9
  Pipelines                                     -              -              -              -          118.4
  Storage withdrawals (injections)            4.0          (20.8)          23.6          (14.0)          (6.7)
  Company use and other                     (21.5)          (9.6)         (14.2)          (8.3)         (18.6)
--------------------------------------------------------------------------------------------------------------
Total Sources of Gas Sold                   313.2          316.2          290.7          280.5          292.3
Gas received for delivery to customers      258.9          248.8          255.9          232.5          217.5
--------------------------------------------------------------------------------------------------------------
Total Sources                               572.1          565.0          546.6          513.0          509.8
--------------------------------------------------------------------------------------------------------------
CUSTOMERS
Sales
  Residential                           1,769,647      1,815,269      1,794,800      1,764,968      1,737,609
  Commercial                              168,413        173,689        172,114        167,067        164,037
  Industrial and Other                      2,340          2,285          2,265          2,312          2,302
--------------------------------------------------------------------------------------------------------------
Total Sales Customers                   1,940,400      1,991,243      1,969,179      1,934,347      1,903,948
Transportation                             93,923         12,804          6,789          6,520          5,282
--------------------------------------------------------------------------------------------------------------
Total Customers                         2,034,323      2,004,047      1,975,968      1,940,867      1,909,230
--------------------------------------------------------------------------------------------------------------
DEGREE DAYS                                 5,736          5,975          5,692          5,530          5,677
--------------------------------------------------------------------------------------------------------------

*    Reflects volumes under purchase contracts of less than one year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                      EXPLORATION AND PRODUCTION OPERATIONS


Acquisitions

On August 7, 1997, Columbia Resources acquired Alamco, a gas and oil production company that operates in the Appalachian Basin, for $101 million. Under the agreement, holders of Alamco received $15.75 per share of common stock. The combined companies at the start of 1998 are producing approximately 125 million cubic feet (Mmcf) of natural gas per day, making Columbia Resources one of the largest natural gas and oil producers in the Appalachian Basin. This acquisition provides contiguous assets that give Columbia Resources a major presence in north-central West Virginia, southern Kentucky and northern Tennessee with proved reserves of nearly 811 billion cubic feet of gas equivalent (Bcfe).

During the first quarter of 1998, Columbia Resources purchased producing assets and undeveloped acreage in Ontario, Canada for approximately $3.6 million (U.S. dollars). These assets consist of 26 producing wells and approximately 5,000 undeveloped acres.

Market Conditions

Although gas prices fluctuated considerably in 1997, gas prices were still generally lower than 1996 prices. In January 1997, gas deliveries averaged approximately $4.79 per Mcf in the Appalachian area but have steadily decreased throughout the year, reflecting the impact of warmer weather and ample storage inventory. Columbia Resources' natural gas prices averaged $2.63 per Mcf in 1997, compared with $2.84 per Mcf in 1996.

Fluctuations in gas prices can cause significant variations in revenues for the exploration and production (E&P) segment. To diminish the impact of these price swings and help stabilize revenues, Columbia Resources uses gas commodity futures and options contracts as well as swap agreements to hedge the price risk for a portion of its production.

To lessen the impact of market price volatility, Columbia Resources has secured an average price of $3.02 per Mcf for approximately 60% of its natural gas production through October 1998 through a gas marketing affiliate. The gas marketing affiliate in turn, as part of its normal course of business, hedged these positions in the marketplace. Additional hedge transactions for 1998 production may be executed in the future to reduce Columbia Resources' remaining exposure to market price fluctuations.

Gathering Facilities

On September 1, 1997, Columbia Transmission transferred to Columbia Resources certain gathering facilities for $23 million. Approximately 70% of Columbia Resources' production flows through this system.

Sale of Coal Assets

In December 1997, Columbia Resources sold its coal assets located in southern West Virginia for $20.1 million that resulted in an improvement to income of approximately $6 million after-tax. The sale involved underground reserves containing more than 300 million tons of low-sulfur, steam quality coal reserves.

Exploration and Drilling Program

Columbia Resources participated in the drilling of 131 gross wells of which 82% were successful. In total, 1997 reserves increased 161.6 Bcfe, or 25%, over 1996. This increase included the acquisition of Alamco that contributed approximately 95 Bcfe as well as the results of a series of successful exploratory wells in New York. Total proven reserves as of December 31, 1997, were estimated at 810.7 Bcfe. For 1998, Columbia Resources expects natural gas production to reach approximately 51 Bcf, an increase of 47% from 1997.

Capital Expenditure Program

In order to meet its drilling objectives, Columbia Resources' capital expenditure program for 1998 is approximately $86 million. This investment will support development of traditional Appalachian prospects as well as continue definition in deeper horizons, such as upstate New York. Included in the $136 million program for 1997 was $101 million for the acquisition of Alamco. Not reflected in the 1997 program was an additional $23 million for the purchase of gathering facilities from Columbia Transmission. Columbia Resources continues to pursue opportunities to expand its operations which may include additional capital expenditures for acquisitions that are not reflected in the current estimate for 1998, which primarily reflects drilling efforts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Production

Gas production in 1997 increased 3% to 34.7 Bcf over 1996 due to the acquisition of Alamco as well as production shut-ins during 1996 resulting from facility problems at Columbia Transmission's Kanawha Extraction Plant. From 1995 to 1996, gas production volumes decreased 49% to 33.6 Bcf reflecting the sale of Columbia's southwest gas and oil subsidiary, Columbia Gas Development Corporation (Columbia Development). After adjusting for this sale, gas production was essentially unchanged.

Oil and liquids produced was down 25% from 1996 to 210,000 barrels largely due to Columbia Resources' sale of a production field in December 1996. In 1996, production was down 2.6 million barrels to 281,000 barrels compared to 1995 due to the sale of Columbia Development.

Operating Revenues

Operating revenues for 1997 were $113.3 million, an increase of $8.8 million from 1996, primarily for a reclassification in the recording of gathering activities. The recovery of gathering costs is now reflected in revenues with costs associated with gathering activities included as an operating expense; therefore, the change in reporting has no impact on operating income. Previously, gathering activities were shown net of associated expenses. After adjusting for gathering revenues, total operating revenues increased $1.9 million primarily due to a $4.1 million first quarter 1997 improvement related to cash received from a contract buyout by a cogeneration facility. In addition, volumes increased 3% over the prior period adding $3.2 million to operating revenues. These improvements were offset by the impact of lower prices and reduced oil and liquids production. The weaker natural gas prices reflected the impact of warmer weather and ample storage inventory. Columbia Resources' average gas sales price for 1997 was $2.63 per Mcf, down more than 7% from last year. Operating revenues of $104.5 million in 1996 were down $76.1 million from 1995 due to the sale of Columbia Development at year-end 1995.

Operating Income

Operating income of $30.9 million for 1997 reflected a small improvement of $900,000 from the prior year. The increase in operating revenues was largely offset by higher operation and maintenance expense due primarily to additional costs associated with the acquisition of Alamco. From 1995 to 1996, operating income increased by $26.3 million to $30 million primarily reflecting higher average gas prices as well as lower operating expenses resulting from the sale of Columbia Development and reengineering initiatives.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

              STATEMENTS OF OPERATING INCOME FROM EXPLORATION AND
                       PRODUCTION OPERATIONS (UNAUDITED)

Year Ended December 31 (in millions)                                          1997                     1996                   1995
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
 Gas                                                                        $109.5                   $ 99.1                 $134.4
 Oil and liquids                                                               3.8                      5.4                   46.2
-----------------------------------------------------------------------------------------------------------------------------------
Total Operating Revenues                                                     113.3                    104.5                  180.6
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation and maintenance                                                    45.7                     37.0                   79.6
 Depreciation and depletion                                                   27.6                     28.8                   86.9
 Other taxes                                                                   9.1                      8.7                   10.4
-----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                      82.4                     74.5                  176.9
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                            $ 30.9                   $ 30.0                 $  3.7
-----------------------------------------------------------------------------------------------------------------------------------

                EXPLORATION AND PRODUCTION OPERATING HIGHLIGHTS*

                                                  1997               1996             1995                1994               1993
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)             158.7               12.1             86.8               101.6               95.1
-----------------------------------------------------------------------------------------------------------------------------------
PROVED RESERVES
Gas (Bcf)                                        800.5              644.5             599.5               683.8              697.0
Oil and Liquids (000 barrels)                    1,700                774             1,651              12,255             12,792
-----------------------------------------------------------------------------------------------------------------------------------
PRODUCTION
Gas (Bcf)                                         34.7               33.6              65.4                66.7               71.5
Oil and Liquids (000 barrels)                      210                281             2,849               3,611              3,603
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE PRICES
Gas ($ per Mcf)**                                 2.63               2.84              1.96                2.18               2.28
Oil and Liquids ($ per barrel)                   17.99              19.07             16.17               15.09              16.17
-----------------------------------------------------------------------------------------------------------------------------------

* Years 1993 through 1995 include operating results from Columbia Development, which was sold effective December 31, 1995.

**Includes the effect of hedging activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


               MARKETING, PROPANE AND POWER GENERATION OPERATIONS

During 1997, the Marketing, Propane and Power Generation segment was involved in several transactions designed to help achieve Columbia's goal to increase its nonregulated operations' contribution to consolidated results. Columbia Energy Services acquired PennUnion, an energy-marketing subsidiary of Pennzoil and signed an agreement to purchase and market Kerr-McGee Corporation's (Kerr-McGee) offshore natural gas production. In addition, Commonwealth Propane, Inc. (Commonwealth Propane) purchased the assets of Supertane Gas Corporation (Supertane). Each of these transactions is discussed more fully below.

Energy Marketing Operations

As utility regulations provide for a more open and competitive environment, LDCs are beginning to unbundle services, thereby creating an opportunity for Columbia Energy Services and other marketing companies to provide natural gas and other services to retail customers. In this new environment, LDCs will substantially reduce their merchant function and primarily become a transporter of natural gas. Marketing companies are positioned to provide cost-effective gas supplies and will assume this merchant role. The LDC customers may benefit from reduced utility costs. Pilot programs underway in Ohio and other states have demonstrated that there is substantial demand for these services and that this market has significant potential for growth.

Columbia Energy Services provides gas and electricity supply, fuel management and transportation-related services to a diverse customer base, including cogenerators, local distribution companies, industrial plants, commercial businesses, joint marketing partners and residential customers.

On June 30, 1997, Columbia Energy Services purchased PennUnion for approximately $14.75 million, subject to certain working capital and other adjustments. Including the PennUnion operations, Columbia Energy Services' trading volumes are nearly 4 Bcf per day. A portion of Columbia Energy Services' marketing volumes is represented by a contract committing Columbia Energy Services to purchase most of Pennzoil's U.S. natural gas production of approximately 585 Mmcf per day at certain index prices. This contract is for a four-year period.

Effective May 1, 1997, Columbia Energy Services began purchasing and marketing Kerr-McGee's offshore natural gas production of approximately 250 Mmcf per day totaling 90 Bcf a year. The marketing alliance will continue for three years. Columbia Energy Services will manage all of Kerr-McGee's U.S. natural gas marketing activities including scheduling, nominating and balancing pipeline transportation as well as providing financial risk management services.

Columbia Energy Services has taken several other initiatives to become a full service provider of energy and energy-related services. During the fourth quarter of 1997, Columbia Energy Services began marketing electricity through its recently formed wholly-owned subsidiary, Columbia Power Marketing Corporation. A ten-year natural gas supply contract between Columbia Energy Services and a municipal gas authority was also signed in December 1997. Effective January 1, 1998, Columbia Energy Services will sell the municipal gas authority approximately 12 Mmcf of natural gas per day. As part of the agreement, in December 1997, the municipal gas authority made an advance payment of $71.6 million for such future deliveries.

In October 1997, Columbia Energy Services and Honeywell Inc. (Honeywell) formed an alliance to sell a targeted set of products and services in a seven-state region for use in homes, commercial buildings and industrial facilities. Columbia Energy Services and Honeywell began offering these products and services in the fourth quarter of 1997, which include indoor air quality solutions, ventilating and air conditioning systems, energy strategy consulting as well as control automation solutions to reduce energy consumption.

Columbia Energy Services needs to strengthen its infrastructure to accommodate the significant increase in the volume of business and to improve its business practices. Such needed improvements are of the type associated with "start-up" enterprises, and include the hiring of additional skilled personnel, the development of new policies and procedures for trading, risk management, credit, contract administration and documentation, as well as new computer systems for accounting, marketing management and customer service. During 1997, $4 million was spent on these activities, and an additional $29 million is expected to be spent in 1998, of which approximately $27 million will be capital expenditures. It is anticipated, however, that continued management attention to Columbia

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Energy Services' infrastructure and continued expenditures and improvements will be required as the company builds and expands its business.

Propane

During the first quarter of 1997, Commonwealth Propane purchased the assets of Supertane of Ranson, West Virginia. This acquisition added 7,700 customers and approximately 3.9 million gallons annually. In October 1997, Commonwealth Propane was merged into Columbia Propane Corporation (Columbia Propane) to increase administrative and operating efficiencies. Columbia Propane serves approximately 97,000 customers in parts of 10 eastern states and the District of Columbia. Total propane sales for 1997 were 70.9 million gallons, a decrease of 5 million gallons from 1996, resulting from significantly warmer weather in the first quarter of 1997 and lower spot market sales activity.

In February 1998, Columbia Propane purchased certain assets of Central Jersey Propane, Inc. (Ace Gas) located in New Jersey. Ace Gas sells approximately 2.2 million gallons of propane annually to 3,600 customers.

Power Generation

Columbia is part owner in three cogeneration projects through its subsidiary, Columbia Electric Corporation (Columbia Electric), formerly TriStar Ventures Corporation. These facilities produce both electricity and useful thermal energy fueled principally by natural gas. Columbia Electric holds various interests in these facilities that have a total capacity of approximately 250 megawatts. Columbia Electric's primary focus has been the development, ownership and operation of natural gas-fueled cogeneration power plants selling electric power to local electric utilities under long-term contracts.

On January 29, 1998, Columbia Electric and Westcoast Energy Inc. signed a joint ownership agreement to develop three natural gas-fired electricity generating plants by 2001. In total, the three plants will provide approximately 1000 megawatts of electricity using approximately 160 Mmcf per day of natural gas. Total development costs are estimated at $600 million to $700 million. The exact locations of the plants have yet to be determined.

Commodity Hedging

Columbia Energy Services and Columbia Propane use commodity futures contracts and basis swaps to hedge prices on commitments for natural gas and power purchases and sales and propane inventories. Internal guidelines prohibit speculative trading.

Columbia Energy Services uses these financial transactions to provide acceptable margins on the purchase and resale of natural gas in future months. When Columbia Energy Services makes a sale for future delivery without having natural gas committed to that sale, it purchases derivative instruments to reduce the risk of increasing prices prior to purchasing the natural gas to fulfill the sales obligation. Conversely, Columbia Energy Services may use derivative instruments to mitigate price volatility on future sales if it has contracted for natural gas supplies before obtaining a firm sales commitment. In late 1997, Columbia Energy Services began trading of electric power.

Columbia Propane purchases propane and places it in storage for future sale. Columbia Propane sells commodity futures on a portion of its inventory at the time of purchase to hedge against decreasing prices.

Net Revenues

Net revenues for 1997 increased $9.9 million over last year to $66.5 million. Columbia Energy Services' volumes more than tripled the 1996 level to 888.4 Bcf, reflecting the significant growth of Columbia Energy Services' operations including the effect of the PennUnion acquisition and the agreement with Kerr-McGee. Much of the growth came from increased lower-margin wholesale sales that was necessary to expand Columbia Energy Services' base for future retail growth. The impact of higher sales volumes was nearly offset by a decrease in average margins that resulted in a total net gas marketing revenue increase of $4.3 million. Net revenues for Columbia Propane increased $2.3 million due to 11% higher margins, which were partially offset by a 7% decrease in volumes resulting from the warmer than normal weather experienced in the first quarter of 1997 and lower spot market sales activity. Columbia Electric recorded $2.6 million in revenues for assuming Binghamton Partnership's gas transportation contract with Columbia Transmission.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net revenues for 1996 increased $9.6 million over 1995 due to the favorable effect of colder weather which increased volumes for both Columbia Energy Services and Columbia Propane. Net revenues in 1996 from power generation activities were essentially unchanged from 1995.

Operating Income (Loss)

An operating loss of $2.9 million was recorded in 1997 compared to a gain of $12.5 million in the prior period. The increase in net revenues was more than offset by higher operating costs associated with expanding the gas marketing operations and building its infrastructure. As mentioned previously, these costs include, among other things, implementing operational improvements and adding additional staff. Operation and maintenance expense for Columbia Propane also increased over the prior period due to increased staffing levels resulting from its purchase of the assets of Supertane. In addition, start-up costs for new services led to higher operating costs.

In 1996, operating income increased a modest $300,000 over 1995 to $12.5 million. The increase in Columbia Energy Services' net revenues was partially offset by higher operating expenses due largely to the start-up costs for new services.


             STATEMENTS OF OPERATING INCOME FROM MARKETING, PROPANE
                        AND POWER GENERATION (UNAUDITED)


Year Ended December 31 (in millions)               1997         1996           1995
-------------------------------------------------------------------------------------
NET REVENUES
  Gas marketing revenues                     $  2,186.8     $  728.0       $  237.9
  Less: Products Purchased                      2,166.0        711.5          230.8
-------------------------------------------------------------------------------------
  Net Gas Marketing Revenues                       20.8         16.5            7.1
-------------------------------------------------------------------------------------
  Propane revenues                                 77.9         80.7           65.1
  Less: Products purchased                         43.2         48.3           35.5
-------------------------------------------------------------------------------------
  Net Propane Revenues                             34.7         32.4           29.6
-------------------------------------------------------------------------------------
  Other revenues                                   11.0          7.7           10.3
-------------------------------------------------------------------------------------
Net Revenues                                       66.5         56.6           47.0
-------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation and maintenance                        61.2         38.8           29.7
  Depreciation                                      5.2          3.1            2.6
  Other taxes                                       3.0          2.2            2.5
-------------------------------------------------------------------------------------
Total Operating Expenses                           69.4         44.1           34.8
-------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                      $     (2.9)    $   12.5       $   12.2
-------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



          MARKETING, PROPANE AND POWER GENERATION OPERATING HIGHLIGHTS

                                             1997           1996           1995          1994            1993
--------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)         15.0            6.3            6.6           4.7             9.7
--------------------------------------------------------------------------------------------------------------
PROPANE
Gallons sold (millions)                      70.9           75.9           68.9          68.5            58.1
Customers                                  96,954         79,650         74,308        68,218          67,895
--------------------------------------------------------------------------------------------------------------
MARKETING SALES (Bcf)                       888.4          259.6          131.6         111.2            81.5
--------------------------------------------------------------------------------------------------------------






                               BANKRUPTCY MATTERS

     On November 28, 1995, Columbia and its wholly-owned subsidiary, Columbia Transmission, emerged from Chapter 11 protection of the Federal Bankruptcy Code under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). Both Columbia and Columbia Transmission had operated under Chapter 11 protection since July 31, 1991. In settlement of its prepetition obligations, Columbia distributed approximately $3.6 billion to its creditors, which included $2.3 billion in payment of Columbia's prepetition debt and approximately $1 billion of interest on that debt. Certain residual unresolved bankruptcy-related matters are still within the jurisdiction of the Bankruptcy Court.

Columbia Transmission's approved plan of reorganization (Plan) was guaranteed financially by Columbia, and provided a total distribution of approximately $3.9 billion to its creditors of which approximately $1.2 billion represented producer claims. Columbia Transmission's Plan provided that producers who rejected settlement offers contained in Columbia Transmission's Plan may continue to litigate their claims under the Bankruptcy Court-approved claims estimation procedures and receive the same percentage payout on their allowed claims, when and if ultimately allowed, as received by the settling producers. Columbia Transmission's Plan further provided that since the actual distribution percentage for all producer claims, which would not be less than 68.875% or greater than 72.5%, cannot be determined until the total amount of producer claims is essentially established, 5% of the maximum amount (based on a 72.5% payout) to be distributed to producer claimants for allowed claims and to Columbia for unsecured debt will be withheld until the total has been determined. An interim distribution could be made if Columbia Transmission determines at any time that the holdback amount exceeds parameters stated in its Plan.

Columbia believes adequate reserves have been established for resolution of the remaining producer claims.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is in Item 7 on page 19.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                       Page
--------------------------------------------------------------------------------
Report of Independent Public Accountants .................................   40
Statements of Consolidated Income ........................................   41
Consolidated Balance Sheets ..............................................   42
Statements of Consolidated Cash Flows ....................................   44
Statements of Consolidated Common Stock Equity ...........................   45
Notes of Consolidated Financial Statements ...............................   46
Schedule II - Valuation and Qualifying Accounts ..........................   69
--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Columbia Energy Group:


We have audited the accompanying consolidated balance sheets of Columbia Energy Group (a Delaware corporation, the "Corporation") and subsidiaries as of December 31, 1997 and 1996, and the related statements of consolidated income, cash flows and common stock equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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




ARTHUR ANDERSEN LLP


New York, New York
January 23, 1998

                       Statements of Consolidated Income
                     Columbia Energy Group and Subsidiaries

Year Ended December 31 (in millions, except per share amounts)         1997           1996           1995*
----------------------------------------------------------------------------------------------------------
OPERATING REVENUES
 Gas sales                                                       $  4,286.7     $  2,679.4     $  1,929.0
 Transportation                                                       531.5          491.3          487.7
 Other                                                                235.4          183.3          218.5
----------------------------------------------------------------------------------------------------------
Total Operating Revenues                                            5,053.6        3,354.0        2,635.2
----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Products purchased                                                 3,138.1        1,481.1          820.6
 Operation                                                            862.1          854.5          826.7
 Maintenance                                                          100.2          111.4          116.6
 Depreciation and depletion                                           221.3          215.2          270.0
 Other taxes                                                          225.5          213.6          211.1
----------------------------------------------------------------------------------------------------------
Total Operating Expenses                                            4,544.2        2,875.8        2,245.0
----------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                      509.4          478.2          390.2
----------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
 Interest income and other, net (Note 14)                              40.4           26.1          (58.2)
 Interest expense and related charges** (Note 15)                    (157.6)        (166.8)        (988.4)
 Reorganization items, net (Note 2)                                       -              -           13.4
----------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                      (117.2)        (140.7)      (1,033.2)
----------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM              392.2          337.5         (643.0)
Income taxes (Note 7)                                                 118.9          115.9         (210.7)
----------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                               273.3          221.6         (432.3)
  EXTRAORDINARY ITEM (NOTE 1)                                             -              -           71.6
----------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                  $  273.3       $  221.6      $  (360.7)
==========================================================================================================
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  (based on average shares outstanding)
    Before extraordinary item                                      $   4.93       $    4.12     $   (8.57)
    Extraordinary item                                                  -               -            1.42
----------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share of Common Stock                          $   4.93       $    4.12     $   (7.15)
----------------------------------------------------------------------------------------------------------
DIVIDENDS PAID PER SHARE OF COMMON STOCK                           $   0.90       $    0.60     $        -
----------------------------------------------------------------------------------------------------------
AVERAGE COMMON STOCK SHARES OUTSTANDING (THOUSANDS)                  55,405          53,792         50,477
----------------------------------------------------------------------------------------------------------

*    Reference is made to Note 2 of Notes to Consolidated Financial Statements.

** Due to the bankruptcy filings, interest expenses of $982.9 million, including the write-off of unamortized discounts on debentures, was recorded in the fourth quarter of 1995. (See Note 2 of Notes to Consolidated Financial Statements.)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                     Columbia Energy Group and Subsidiaries

ASSETS as of December 31 (in millions)                        1997       1996
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
  Gas utility and other plant, at original cost             $ 7,368.9  $ 6,994.4
  Accumulated depreciation                                   (3,481.5)  (3,344.5)
--------------------------------------------------------------------------------
  Net Gas Utility and Other Plant                             3,887.4    3,649.9
--------------------------------------------------------------------------------
  Gas and oil producing properties, full cost method            660.2      502.8
  Accumulated depletion                                        (196.0)    (146.4)
--------------------------------------------------------------------------------
  Net Gas and Oil Producing Properties                          464.2      356.4
--------------------------------------------------------------------------------
Net Property, Plant and Equipment                             4,351.6    4,006.3
--------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
  Accounts receivable - noncurrent                                1.6        6.3
  Unconsolidated affiliates                                      74.1       69.0
  Assets held for sale                                            1.5       12.1
  Other                                                           8.0       15.9
--------------------------------------------------------------------------------
Total Investments and Other Assets                               85.2      103.3
--------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and temporary cash investments                            28.7       49.8
  Accounts receivable
   Customer (less allowance for doubtful accounts
    of $18.7 and $16.2, respectively)                           815.8      562.2
   Other                                                         52.7       35.4
  Gas inventory                                                 226.8      237.8
  Other inventories - at average cost                            35.6       45.1
  Prepayments                                                   107.7       73.8
  Regulatory assets                                              64.6       63.4
  Underrecovered gas costs                                       41.4      104.7
  Prepaid property tax                                           80.8       81.1
  Exchange gas receivable                                       189.0      114.6
  Other                                                          64.6       68.0
--------------------------------------------------------------------------------
Total Current Assets                                          1,707.7    1,435.9
--------------------------------------------------------------------------------
REGULATORY ASSETS                                               409.9      410.1
DEFERRED CHARGES                                                 66.9       49.0
--------------------------------------------------------------------------------
TOTAL ASSETS                                                 $6,612.3   $6,004.6
--------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITALIZATION AND LIABILITIES as of December 31 (in millions)             1997            1996
--------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY
  Common stock, par value $10 per share - issued
   55,495,460 and 55,263,659 shares, respectively                          $   554.9     $   552.6
  Additional paid in capital                                                   754.2         743.2
  Retained earnings                                                            482.7         259.3
  Unearned employee compensation                                                (1.1)         (1.5)
--------------------------------------------------------------------------------------------------
Total Common Stock Equity                                                    1,790.7       1,553.6
LONG-TERM DEBT (Note 10)                                                     2,003.5       2,003.8
--------------------------------------------------------------------------------------------------
Total Capitalization                                                         3,794.2       3,557.4
--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt (Note 11)                                                    328.1         250.0
  Accounts and drafts payable                                                  536.7         348.6
  Accrued taxes                                                                140.9         142.6
  Accrued interest                                                              29.4          14.8
  Estimated rate refunds                                                        68.4         114.0
  Estimated supplier obligations                                                73.9         115.1
  Overrecovered gas costs                                                       84.6            --
  Transportation and exchange gas payable                                       89.2          95.4
  Other                                                                        367.0         371.1
--------------------------------------------------------------------------------------------------
Total Current Liabilities                                                    1,718.2       1,451.6
--------------------------------------------------------------------------------------------------
OTHER LIABILITIES AND DEFERRED CREDITS
  Deferred income taxes - noncurrent                                           618.4         557.7
  Investment tax credits                                                        35.6          37.1
  Postretirement benefits other than pensions                                  148.8         172.3
  Regulatory liabilities                                                        41.3          44.5
  Other                                                                        255.8         184.0
--------------------------------------------------------------------------------------------------
Total Other Liabilities and Deferred Credits                                 1,099.9         995.6
--------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 13)                                 --            --
--------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                        $6,612.3      $6,004.6
--------------------------------------------------------------------------------------------------

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                     Columbia Energy Group and Subsidiaries

Year Ended December 31 (in millions)                          1997       1996     1995*
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                         $ 273.3    $221.6   $  (360.7)
  Adjustments for items not requiring (providing) cash:
   Depreciation and depletion                                 221.3     215.2       270.0
   Deferred income taxes                                       29.3      78.1        66.1
   Earnings from equity investment, net of distributions        2.4       9.2       (15.5)
   Reapplication of SFAS 71                                      --        --       (71.6)
   Loss on sale of Columbia Gas Development Corp.                --        --        77.8
   Interest expense settled at emergence                         --        --       702.9
  Payment of Chapter 11 liabilities                              --        --    (1,169.1)
  Other - net**                                                32.2      (5.7)      (75.2)
  Changes in components of working capital:
   Accounts receivable                                       (199.2)    (64.3)       99.7
   Income tax refunds                                            --     271.5          --
   Gas inventory                                               11.0     (65.6)       58.0
   Prepayments                                                (33.9)    (16.3)       12.3
   Accounts payable                                           186.8     160.8        38.3
   Accrued taxes                                              (30.4)    (85.5)     (314.9)
   Accrued interest                                            (1.2)    (71.5)      (56.5)
   Estimated rate refunds                                     (45.6)     17.8       (56.6)
   Estimated supplier obligations                             (41.2)    (63.2)      (44.0)
   Under/Overrecovered gas costs                              147.9    (146.3)      (18.0)
   Exchange gas receivable/payable                            (89.5)     46.9        17.4
   Other working capital                                        5.0     (25.7)       35.5
-----------------------------------------------------------------------------------------
Net Cash From Operations                                      468.2     477.0      (804.1)
-----------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
  Capital expenditures                                       (420.5)   (316.4)     (411.0)
  Proceeds received on the sale of
   Columbia Gas Development Corp.                                --     187.8          --
  Purchase of Alamco, Inc.                                    (99.4)       --          --
  Sale of partnership interest                                   --       2.7        10.9
  Other investments - net                                      (9.1)       --        21.9
-----------------------------------------------------------------------------------------
Net Investment Activities                                    (529.0)   (125.9)     (378.2)
-----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Retirement of prepetition debt obligations                     --        --      (637.3)
  Retirement of preferred stock                                  --    (400.0)         --
  Dividends paid                                              (49.9)    (32.1)         --
  Issuance of common stock                                     11.7     250.8         1.8
  Issuance (repayment) of short-term debt                      77.1     (88.9)      338.9
  Other financing activities                                    0.8     (39.1)        5.1
-----------------------------------------------------------------------------------------
Net Financing Activities                                       39.7    (309.3)     (291.5)
-----------------------------------------------------------------------------------------
Increase (Decrease) in cash and temporary cash investments    (21.1)     41.8    (1,473.8)
Cash and temporary cash investments at beginning of year       49.8       8.0     1,481.8
-----------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR          $  28.7   $  49.8   $     8.0
-----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                                    $ 145.4   $ 150.9   $   284.9
  Cash paid for income taxes (net of refunds)               $  90.7   $ (93.4)  $    42.3
-----------------------------------------------------------------------------------------

*  Reference is made to Note 2 of Notes to Consolidated Financial Statements.

** Includes changes in Liabilities Subject to Chapter 11 Proceedings of
   ($2,842) million in 1995.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                     Columbia Energy Group and Subsidiaries

                                         Common Stock*
                           -----------------------------------------
                                   Shares                               Additional                        Unearned
(in millions, except          Outstanding         Par       Treasury       Paid In       Retained         Employee
for share amounts)                   (000)       Value        Stock        Capital       Earnings     Compensation          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994       50,563       $505.6        $    -        $601.9        $ 430.5            $(70.0)      $1,468.0
Net loss                                                                                   (360.7)                          (360.7)
Termination of LESOP               (1,416)                     (57.8)         (7.9)                            70.0            4.3
Common stock issued:
 Long-term incentive plan              57          0.6                         1.8                                             2.4
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995       49,204        506.2         (57.8)        595.8           69.8                 -        1,114.0
Net income                                                                                  221.6                            221.6
Cash dividends:
 Common stock                                                                               (32.1)                           (32.1)
Common stock issued:
 Public offering                    5,750         43.3          57.8         137.5                                           238.6
 Long-term incentive plan             310          3.1                         9.9                             (1.5)          11.5
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996       55,264        552.6             -         743.2          259.3              (1.5)       1,553.6
Net income                                                                                  273.3                            273.3
Cash dividends:
 Common stock                                                                               (49.9)                           (49.9)
Common stock issued:
 Long-term incentive plan             232          2.3                        11.0                              0.4           13.7
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997       55,496       $554.9        $    -        $754.2        $ 482.7            $ (1.1)      $1,790.7
-----------------------------------------------------------------------------------------------------------------------------------

* 100 million shares authorized at December 31, 1997, 1996, 1995 and 1994 - $10 par value.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Columbia Energy Group (Columbia) and all subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

B. CASH AND CASH EQUIVALENTS. Columbia considers all highly liquid short-term investments to be cash equivalents.

C. EARNINGS PER SHARE. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share (EPS). Primary EPS is replaced with a presentation of Basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In addition, Fully Diluted EPS is replaced with Diluted EPS. Diluted EPS reflects the potential dilution if certain securities are converted into common stock. This statement requires dual presentation of Basic and Diluted EPS by entities with complex capital structures and also requires restatement of all prior-period EPS data presented. SFAS No. 128 is effective for financial statements for both interim and annual periods after December 15, 1997.

Under the requirements of SFAS No. 128, Columbia's  Diluted EPS are as follows:

Diluted EPS Computation                               1997      1996        1995
----------------------------------------------------------------------------------
Net Income (Loss) ($ in millions)                     273.3     221.6       (360.7)
----------------------------------------------------------------------------------
Denominator (thousands)
   Average Common shares outstanding                 55,405    53,792       50,477
   Dilutive potential common shares - options           329       159           --(a)
----------------------------------------------------------------------------------
   Diluted Average Common Shares                     55,734    53,951       50,477
----------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK   $  4.90   $  4.11     $  (7.15)
----------------------------------------------------------------------------------

(a) The addition of 57 dilutive potential common shares would be antidilutive in the 1995 computation of Diluted EPS, and therefore, are not included.

D. BASIS OF ACCOUNTING FOR RATE-REGULATED SUBSIDIARIES. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Columbia's transmission subsidiaries reapplied the provisions of SFAS No. 71 during 1995, concurrent with the emergence from Chapter 11 protection. As a result of reapplying SFAS No. 71, an extraordinary gain of $71.6 million was recorded in 1995. Columbia's gas distribution subsidiaries have been following and continue to follow the accounting and reporting requirements of SFAS No. 71.

Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

Information for assets and liabilities subject to utility regulation and rate determination are as follows:



                                                          Transmission        Distribution
                                                          Subsidiaries        Subsidiaries

At December 31 ($ in millions)                           1997      1996      1997      1996
--------------------------------------------------------------------------------------------
ASSETS
 Environmental costs                                     125.8     123.6       7.4       7.1
 Postemployment and postretirement benefits               64.6      69.4     121.8     129.9
 Percent of income plan receivables                       --        --        22.6      17.9
 Retirement income plan costs                             21.7      21.4      19.2      20.2
 Regulatory effects of accounting for income taxes        --        --        50.8      49.0
 Post in-service carrying charges                         --        --        18.3      18.9
 Underrecovered gas costs                                 --        --        41.4     104.7
 Other                                                     7.4       9.9       5.9       6.3
--------------------------------------------------------------------------------------------
TOTAL REGULATORY ASSETS                                  219.5     224.3     287.4     354.0
--------------------------------------------------------------------------------------------
LIABILITIES
 Rate refunds and reserves                                55.9      95.5      12.5      18.4
 Overrecovered gas costs                                  --        --        84.6      --
 Regulatory effects of accounting for income taxes        19.5      21.5      24.1      25.2
 Other                                                     7.5       6.8      --        --
--------------------------------------------------------------------------------------------
TOTAL REGULATORY LIABILITIES                              82.9     123.8     121.2      43.6
--------------------------------------------------------------------------------------------

E. GAS UTILITY AND OTHER PLANT AND RELATED DEPRECIATION. Property, plant and equipment (principally utility plant) are stated at original cost. The cost of gas utility and other plant of the rate regulated subsidiaries includes an allowance for funds used during construction (AFUDC). Property, plant and equipment of other subsidiaries includes interest during construction (IDC). The 1997 before-tax rates for AFUDC and IDC were 7.09% and 7.05%, respectively. The 1996 and 1995 before-tax rates for AFUDC were 6.15% and 8%, respectively, and for IDC were 6.9% and 9.6%, respectively.

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

The average annual depreciation rate for the transmission subsidiaries' property was 2.5% in 1997, 2.5% in 1996 and 2.6% in 1995. The average annual depreciation rate for the distribution subsidiaries' property was 3.2% in 1997, 3.2% in 1996 and 3.1% in 1995.


F. GAS AND OIL PRODUCING PROPERTIES. Columbia's subsidiary engaged in exploring for and developing gas and oil reserves follows the full cost method of accounting. Under this method of accounting, all productive and nonproductive costs directly identified with acquisition, exploration and development activities including certain payroll and other internal costs are capitalized. Depletion for the subsidiary is based upon the ratio of current-year revenues to expected total revenues, utilizing current prices, over the life of production. If costs exceed the sum of the estimated present value of the net future gas and oil revenues and the lower of cost or estimated value of unproved properties, an amount equivalent to the excess is charged to current depletion expense. Gains or losses on the sale or other disposition of gas and oil properties are normally recorded as adjustments to capitalized costs, except in the case of a sale of a significant amount of properties, which would be reflected in the income statement.

On April 30, 1996, Columbia sold Columbia Gas Development Corporation (Columbia Development) effective December 31, 1995, to a privately held exploration and development firm for approximately $200 million. The sale included approximately 196 billion cubic feet equivalent of proved gas and oil reserves, located in the Gulf of Mexico and on-shore continental United States. An after-tax loss of $54.8 million was recorded in the fourth quarter of 1995. An adjustment to the loss of $5.6 million after-tax was recorded during 1996, which increased income.

G. COMMODITY HEDGING. In accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts," a futures contract qualifies as a hedge if the commodity to be hedged is exposed to price risk and the futures contract reduces that exposure and is designated as a hedge. Subsidiaries in Columbia's production, marketing and propane operations engage in commodity hedging activities to help minimize the risk of market fluctuations associated with the price of natural gas production, propane inventories and commitments for natural gas purchases and sales. The hedging objectives include assurance of stable and known minimum cash flows, fixing favorable prices and margins when they become available and participation in any long-term increases in value. Under internal guidelines, speculative positions are prohibited.

Columbia's exploration and production company utilizes futures, options and swaps on futures as well as commodity price swaps and basis swaps. Futures help manage commodity price risk by fixing prices for future production volumes. The options provide a price floor for future production volumes and the opportunity to benefit from any increases in prices. Swaps are negotiated and executed over-the-counter and are structured to provide the same risk protection as futures and options. Basis swaps are used to manage risk by fixing the basis or differential that exists between a delivery location index and the commodity futures prices. These positions are hedged in the marketplace through a gas marketing affiliate.

Columbia's marketing and propane operations utilize futures contracts and basis swaps to help assure adequate margins on the purchase and resale of natural gas as well as protecting the value and margins of its propane inventories.

Premiums paid for option and swap agreements are included as current assets in the consolidated balance sheet until they are exercised or expire. Margin requirements for natural gas and propane futures are also recorded as current assets. Unrealized gains and losses on all futures contracts are deferred on the consolidated balance sheet as either current assets or other deferred credits. Realized gains and losses from the settlement of natural gas futures, options and swaps are included in revenues or products purchased as appropriate, concurrent with the associated physical transaction. Realized gains and losses from the settlement of propane futures contracts are included in products purchased. The cash flows from commodity hedging are included in operating activities in the consolidated statement of cash flows.

Columbia and its subsidiaries are exposed to credit losses in the event of nonperformance by the counterparties to its various hedging contracts. Management has evaluated such risk and believes that overall business risk is significantly reduced as a result of these hedging contracts which are primarily with major investment grade financial institutions or their affiliates.

H. GAS INVENTORY. The distribution subsidiaries' gas inventory is carried at cost on a last-in, first-out (LIFO) basis. The excess of replacement cost of gas inventory at December 31, 1997, over the carrying value is approximately $25 million. Liquidation of LIFO layers related to gas delivered by the distribution subsidiaries does not affect income since the effect is passed through to customers as part of purchased gas adjustment tariffs.

I. INCOME TAXES AND INVESTMENT TAX CREDITS. Columbia and its subsidiaries record income taxes to recognize full interperiod tax allocations. Under the liability method of income tax accounting, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Previously recorded investment tax credits of the regulated subsidiaries were deferred and are being amortized over the life of the related properties to conform with regulatory policy.

J. ESTIMATED RATE REFUNDS. Certain rate-regulated subsidiaries collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management's current judgment of the ultimate outcome of the proceedings. No provisions are made when, in the opinion of management, the facts and circumstances preclude a reasonable estimate of the outcome.

K. DEFERRED GAS PURCHASE COSTS. Columbia's gas distribution subsidiaries defer differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable tariff provisions.

L. REVENUE RECOGNITION. Columbia's gas distribution subsidiaries bill customers on a monthly cycle billing basis. Revenues are recorded on the accrual basis including an estimate for gas delivered but unbilled at the end of each accounting period.

M. ENVIRONMENTAL EXPENDITURES. Columbia accrues for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated, regardless of when expenditures are made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and, when possible, site-specific costs. The reserve is adjusted as further information is developed or circumstances change. Rate-regulated subsidiaries applying SFAS No. 71 establish a regulatory asset on the balance sheet to the extent that future recovery of environmental remediation costs is expected through the regulatory process.

N. USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

O. STOCK OPTIONS AND AWARDS. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), effective in 1996, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. This statement requires the value of the option at the date of grant be amortized over the vesting period of the option. Columbia continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25).

For stock appreciation rights, compensation expense is recognized on the aggregate difference between the market price of Columbia's stock and the option price. Restricted stock awards are recorded as deferred compensation in the consolidated balance sheet at the date of grant. Compensation expense related to restricted stock awards is recognized ratably over the vesting period. Compensation expense related to contingent stock awards is recognized over the vesting period. Columbia sets the grant price of the options at the market price of the stock on the grant date. In accordance with APB Opinion No. 25, expense related to stock options is measured by the difference between the grant price and Columbia's stock price on the measurement date (grant date). Since the difference between the grant price and Columbia's stock price on the measurement date is de minimis, no compensation expense is recognized. When stock options are exercised, common stock is credited for the par value of shares issued and additional paid in capital is credited with the consideration in excess of par.


2. EMERGENCE FROM CHAPTER 11 OF THE BANKRUPTCY CODE

A. GENERAL. On November 28, 1995, Columbia and its wholly owned subsidiary, Columbia Gas Transmission Corporation (Columbia Transmission), emerged from Chapter 11 protection of the Federal Bankruptcy Code under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). Both Columbia and Columbia Transmission had operated under Chapter 11 protection since July 31, 1991. In settlement of its prepetition obligations, Columbia distributed approximately $3.6 billion to its creditors, which included $2.3 billion in payment of Columbia's prepetition debt and approximately $1 billion of interest on that debt. Certain residual unresolved bankruptcy-related matters are still within the jurisdiction of the Bankruptcy Court.

Columbia Transmission's approved plan of reorganization (Plan) was guaranteed financially by Columbia, and provided a total distribution of approximately $3.9 billion to its creditors of which approximately $1.2 billion represented producer claims. Columbia Transmission's Plan provided that producers who rejected settlement offers contained in Columbia Transmission's Plan may continue to litigate their claims under the Bankruptcy Court-approved claims estimation procedures and receive the same percentage payout on their allowed claims, when and if ultimately allowed, as received by the settling producers. Columbia Transmission's Plan further provided that since the actual distribution percentage for all producer claims, which would not be less than 68.875% or greater than 72.5%, can not be determined until the total amount of producer claims is essentially established, 5% of the maximum amount (based on 72.5% payout) to be distributed to producer claimants for allowed claims and to Columbia for unsecured debt will be withheld until the total has been determined. An interim distribution could be made if Columbia Transmission determines at any time that the holdback amount exceeds the parameters stated in the Plan.

Columbia believes adequate reserves have been established for resolution of the remaining producer claims and the payment of any amounts ultimately due to producers with respect to the 5% holdback.

B. REORGANIZATION ITEMS. During the bankruptcy period, Columbia and Columbia Transmission earned interest income on cash accumulated from the suspension of payments related to prepetition liabilities and incurred expenses associated with professional fees and other related services.

Listed below is a summary of Reorganization Items included in the income statements.

($ in millions)                                      1997      1996        1995
--------------------------------------------------------------------------------
Interest income on accumulated cash                    --        --        93.5
Professional fees and related expenses                 --        --       (28.2)
Other reorganization items, net                        --        --       (51.9)
--------------------------------------------------------------------------------
REORGANIZATION ITEMS, NET                              --        --        13.4
--------------------------------------------------------------------------------

3. REGULATORY MATTERS

A. In April 1997, the Federal Energy Regulatory Commission (FERC) approved a settlement of Columbia Transmission's rate case which provides for an increase in revenues to recover the higher costs incurred since 1991. The settlement also provides an opportunity for the recovery of Columbia Transmission's net investment in gathering and certain gas processing facilities and incorporates a revised version of a partial settlement filed by Columbia Transmission on August 30, 1996. That element of the settlement provides for the continued use of system-wide rates, commonly known as postage-stamp rates, in lieu of zone rates. Under the settlement, Columbia Transmission will not place a new rate case into effect prior to February 1, 2000. The settlement allows Columbia Transmission to retain the gain from the 1996 sale of base gas from one of its storage fields, as well as certain future base gas sales. Specifically, the settlement permits Columbia Transmission to retain approximately 95% of the first $60 million pre-tax gain from future base gas sales. After that level has been reached, Columbia Transmission would share equally with customers any gain from such sales. The settlement rates became effective June 1, 1997 and an after-tax improvement of $12.4 million was recorded in the second quarter of 1997 to reflect the terms of the settlement, including the base gas sale.

Excluded from the settlement is the environmental cost issue which will be addressed in the second phase of the proceeding scheduled for hearings during the fall of 1998. Columbia Transmission continues to collect approximately $18 million per year, subject to refund, for environmental costs.

B. In its September 1993 order on Columbia Transmission's and Columbia Gulf Transmission Company's (Columbia Gulf) FERC Order No. 636 (Order 636) compliance filings, the FERC initiated a proceeding concerning Columbia Gulf's transportation service to Columbia Transmission. It directed Columbia Gulf to show cause as to why it had not filed for FERC's abandonment authorization to reduce capacity on its mainline facilities. In a response to the FERC in late 1993, Columbia Gulf asserted that no abandonment authorization was required. The FERC issued an order on August 8, 1997, approving a Stipulation and Consent Agreement that required Columbia Gulf to conduct a 30-day open season on additional firm mainline capacity up to its certificated design capacity. The open season concluded on December 15, 1997 and resulted in requested capacity that exceeded Columbia Gulf's certificated level. Challenges by certain of Columbia Gulf's customers to the terms of the approved settlement remain pending at the FERC.

C. On March 1, 1995, Columbia Transmission filed with the FERC to recover $39 million of transportation costs that were billed to Columbia Transmission by Columbia Gulf. Various parties protested Columbia Transmission's filing, and challenged among other things Columbia Transmission's ability to recover costs attributable to Columbia Gulf.

In an April 2, 1996 order, the FERC ruled that Columbia Gulf was entitled to bill its prudently incurred costs, under its cost-of-service tariff, to Columbia Transmission, and that Columbia Transmission was entitled to flow such amounts through to its customers. The FERC ruled that approximately $19 million of the Columbia Gulf charges were recoverable by Columbia Transmission, subject to a general FERC audit, which has been completed with no adjustment to the amounts billed. With respect to the remaining $20 million of costs associated with environmental issues, Columbia Transmission and the parties to the case filed an uncontested offer of settlement in May 1997 that provided for a resolution of the environmental issues. On June 25, 1997, the FERC approved the settlement which provided for a refund of $4 million, including interest. Previously established reserves were sufficient and the settlement had no effect on 1997 operating income. In addition, the settlement establishes a method for determining whether Columbia Gulf may seek recovery of future environmental costs incurred at specific sites and provides for the withdrawal of a number of related court appeals.

D. On October 31, 1996, Columbia Gulf filed a general rate case with the FERC. The filing, which reflected a proposed increase in revenues of approximately $9.6 million, was accepted by the FERC subject to refund and conditions, pending the outcome of a hearing. On April 29, 1997, Columbia Gulf filed revised rates reflecting changes required by the FERC's acceptance order. The revised rates, which reflect an increase in revenues of approximately $8.1 million, went into effect on May 1, 1997, subject to refund. An agreement in principle settling all issues and rate levels was reached in January 1998. The FERC staff and active parties in the proceeding have unanimously agreed to the terms of the settlement. Management believes that if the settlement is approved as presently written, it will not have a material impact on Columbia's financial statements.

E. Columbia Gas of Ohio, Inc.'s (Columbia of Ohio) 1994 rate case settlement provided for a review of the company's revenue requirements by a collaborative group composed of diverse interested parties (Collaborative), for the purpose of evaluating the need to adjust base rates at May 1, 1996. The review process was completed and the Public Utilities Commission of Ohio (PUCO) approved an amendment to the 1994 rate case settlement in December 1996. The settlement permitted Columbia of Ohio to retain up to $51 million of revenues over the next three years subject to a sharing mechanism, under which a portion of any earnings above an industry composite allowed return on equity would be shared with customers. The revenues retained were primarily from historic off-system sales transactions completed or agreed to prior to August 31, 1996. This revenue mechanism was in lieu of a base rate increase to customers. Additionally, the settlement provided that Columbia of Ohio would not implement any increase in base rates before January 1, 1999.

On January 7, 1998, the PUCO approved a second amendment to the 1994 rate case settlement. The new amendment establishes a five-year funding mechanism that will enable Columbia of Ohio to expand its Customer CHOICE(R) transportation program for residential and small commercial customers statewide in 1998. The funding mechanism authorizes Columbia of Ohio to use off-system sales, capacity release revenues and fees collected from marketers to offset the cost of transition capacity that may be generated by expansion of the Customer CHOICE(R) program, while simultaneously providing Columbia of Ohio with an opportunity to retain some of the capacity release and off-system sales revenue. The amendment also extends by one year, to January 1, 2000, Columbia of Ohio's commitment not to implement any increase in base rates. The amendment gives Columbia of Ohio the responsibility to manage the transition pipeline capacity costs that will arise as residential and small commercial customers elect to acquire the commodity directly from marketers participating in the Customer CHOICE(R) program, and revenue streams from a number of sources including off-system sales and capacity releases with which to manage this responsibility. Columbia of Ohio has accepted the risk for up to 11% of the transition capacity costs to the extent these costs exceed the revenue streams available to offset them. However, if after the conclusion of the five-year program the revenues from these sources more than offset the transition capacity costs, then customers and Columbia of Ohio will share the credit balance, 75% to the customers and 25% to Columbia of Ohio.

4. RESTRUCTURING ACTIVITIES

In 1996, Columbia's subsidiaries completed a top-down review of their management structure and operations in an effort to streamline their organizations and improve customer service. The studies examined all aspects of Columbia's operations including the configuration and location of its management.

The transmission subsidiaries restructuring project focused on all processes within the companies operations. These efforts resulted in streamlined business functions, improved organizational structures and reduced staff levels.

The distribution segment initiated a restructuring of its headquarters' operations as part of its ongoing efforts to provide enhanced customer service and to achieve greater operating efficiencies. These initiatives, which are designed to streamline and enhance customer service, are continuing. Additional studies are underway in all of the distribution segment's service territories that may affect the field organizations in functions other than customer service and may result in additional positions being eliminated, with additional expense being recorded.

In the third quarter of 1996, Columbia Energy Group Service Corporation, Columbia LNG Corporation and Columbia Electric Corporation (Columbia Electric), formerly TriStar Ventures Corporation, implemented restructuring programs and moved their corporate headquarters from Wilmington, Delaware to Reston, Virginia.

As a result of these restructuring programs, it is estimated that 1,412 management, professional, administrative and technical positions will ultimately be eliminated. In 1996, Columbia recorded a pre-tax charge of $60.9 million in operating expense representing severance and related benefit costs, relocation costs, the establishment of the new corporate center and costs related to the sale of the former headquarters building. This charge included $52.7 million of estimated termination benefits. Partially offsetting these charges was a $6 million pre-tax gain on the sale of the former headquarters building. During 1997, Columbia recorded pre-tax charges of $31.1 million in operating expense representing additional severance and related benefits costs, and additional relocation costs. This charge included $18.9 million of estimated termination benefits. As of December 31, 1997, approximately 1,300 employees have been terminated as a result of these programs. At December 31, 1997, the consolidated balance sheet reflected an accrual of $16.8 million associated with restructuring activities.

5. COMMODITY HEDGING ACTIVITIES

A. GAS PRODUCTION. At December 31, 1997, there were 31 open future equivalent contracts representing a notional quantity amounting to 0.3 Bcf of natural gas production through February 1998, at an average price of $2.45 per Mcf. A total of $0.2 million of unrealized gains have been deferred on the consolidated balance sheet with respect to these open contracts. Additional production is hedged in the marketplace through a gas marketing affiliate. At December 31, 1996, there were 1,490 open contracts representing a notional quantity amounting to 14.9 Bcf of natural gas production through October 1997, at an average price of $2.32 per Mcf. A total of $1.2 million of unrealized gains were deferred on the consolidated balance sheet with respect to those open contracts at December 31, 1996.

During the year ended December 31, 1997, $0.2 million of gains were realized on the settlement of natural gas option and swap contracts entered into to hedge the value of gas production. During the year ended December 31, 1996, $3.7 million of losses were realized on the settlement of these contracts.
These gains and losses are largely offset when the production is sold in the cash market.

B. MARKETING, PROPANE AND POWER GENERATION. At December 31, 1997, there were 27,423 open future equivalent contracts maturing from January 1998 to January 2008 representing a notional quantity amounting to 272.2 Bcf of natural gas. A total of $1.14 million of unrealized losses have been deferred on the consolidated balance sheet with respect to these open contracts. At December 31, 1996, there were 5,173 open contracts through October 1998, representing a notional quantity amounting to 51.7 Bcf of natural gas. A total of $0.8 million of unrealized gains were deferred on the consolidated balance sheet with respect to these open contracts at December 31, 1996. These unrealized losses are largely offset by gains which are realized when the products are sold.

During the year ended December 31, 1997, $4.7 million of gains were recognized in operating income on the settlement of natural gas swap contracts. During the year ended December 31, 1996, $6.3 million of losses were realized on the settlement of natural gas futures, options and swap contracts. Gains and losses on propane and gas marketing hedging activities were offset by amounts realized from the sale of the underlying products.


6. NEW ACCOUNTING STANDARDS

A. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 will be effective for financial statements for both interim and annual periods beginning after December 15, 1997 and reclassification of financial statements for earlier periods presented will be required for comparative purposes. Columbia will adopt this statement on January 1, 1998. Columbia does not anticipate the adoption of this statement will have a significant impact on the consolidated financial statements.

B. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, and in the initial year of application, comparative information for earlier years is to be restated. Columbia will adopt this statement on January 1, 1998, and does not expect a significant impact on present segment reporting.

7. INCOME TAXES

The components of income tax expense are as follows:

Year Ended December 31 ($ in millions)               1997       1996       1995
---------------------------------------------------------------------------------
INCOME TAXES
Current
     Federal                                           82.4       30.4     (284.8)
     State                                              7.2        7.5        8.1
---------------------------------------------------------------------------------
Total Current                                          89.6       37.9     (276.7)
---------------------------------------------------------------------------------
Deferred
     Federal                                           50.4       64.6       69.7
     State                                            (19.6)      14.9       (2.2)
---------------------------------------------------------------------------------
Total Deferred                                         30.8       79.5       67.5
---------------------------------------------------------------------------------
Deferred Investment Credits                            (1.5)      (1.5)      (1.5)
---------------------------------------------------------------------------------
Income taxes included in income before
   extraordinary item                                 118.9      115.9     (210.7)
Deferred taxes related to extraordinary item           --         --         36.9
---------------------------------------------------------------------------------
TOTAL INCOME TAXES                                    118.9      115.9     (173.8)
---------------------------------------------------------------------------------

Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference are as follows:

Year Ended December 31 ($ in millions)                                1997                     1996                   1995
-------------------------------------------------------------------------------------------------------------------------------
Book income (loss) before income taxes and
 extraordinary item                                              392.2                  337.5                 (643.0)
Tax expense (benefit) at statutory Federal income tax rate       137.3       35.0%      118.1       35.0%     (225.0)      35.0%
Increases (reductions) in taxes resulting from:
  State income taxes, net of Federal income tax benefit           (8.1)      (2.1)       16.7        4.9         4.7       (0.7)
  Estimated non-deductible expenses                                0.7        0.2         0.9        0.3         9.0       (1.4)
  Effect of change in deferred taxes previously provided          (1.9)      (0.5)       (4.0)      (1.2)       --         --
  Adjustment to prior year's tax provision
   due to pending settlement                                      (3.2)      (0.8)      (11.3)      (3.4)       --         --
  Other                                                           (5.9)      (1.5)       (4.5)      (1.3)        0.6       (0.1)
-------------------------------------------------------------------------------------------------------------------------------
INCOME TAXES BEFORE EXTRAORDINARY ITEM                           118.9       30.3%      115.9       34.3%     (210.7)      32.8%
-------------------------------------------------------------------------------------------------------------------------------

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of Columbia's net deferred tax liability are as follows:

At December 31 ($ in millions)                               1997         1996
--------------------------------------------------------------------------------
Deferred tax liabilities
   Property basis differences                                655.3        631.5
   Gas purchase costs                                         52.4         94.4
   Partnership deferrals                                      27.5         23.9
   Other                                                      39.5         14.6
--------------------------------------------------------------------------------
Gross Deferred Tax Liabilities                               774.7        764.4
--------------------------------------------------------------------------------
Deferred tax assets
   Estimated supplier obligations                            (28.8)       (45.4)
   Alternative minimum tax                                    (0.2)       (46.9)
   Estimated rate refunds                                    (12.5)       (25.0)
   Capitalized inventory overheads                           (26.7)       (24.3)
   Unbilled utility revenue                                  (23.2)       (23.9)
   Restructuring costs                                        (8.5)       (21.4)
   Postretirement benefits                                   (10.5)       (16.5)
   Environmental liabilities                                  (8.1)        (8.6)
   Tax loss carryforwards                                    (48.7)       (40.1)
   Off-system sales                                          (21.8)        (7.8)
   Other                                                     (51.2)       (34.3)
--------------------------------------------------------------------------------
Gross Deferred Tax Assets                                   (240.2)      (294.2)
--------------------------------------------------------------------------------
Deferred Tax Asset Valuation Allowance                        34.4         34.7
--------------------------------------------------------------------------------
NET DEFERRED TAX LIABILITY*                                  568.9        504.9
--------------------------------------------------------------------------------

*Includes net current deferred tax assets of $49.5 million and $52.8 million reflected in Current Assets for 1997 and 1996, respectively.

As reflected by the valuation allowance in the table above, Columbia had potential tax benefits of $34.4 million and $34.7 million at December 31, 1997 and 1996, respectively, which were not recognized in the statements of consolidated income when generated. These benefits resulted from state income tax operating loss carryforwards which are available to reduce future tax liabilities. Management believes there is a risk that certain of these carryforwards may expire unused and therefore, an asset has not been recorded for such future benefits. The expiration of the tax loss carryforward benefits, net of federal taxes, in 1999 is $2.3 million, in 2000 is $1.2 million, in 2001 is $0.4 million, in 2002 is $0.1 million and beyond is $44.7 million.

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

The following table shows the components of net pension expense for the qualified and nonqualified plans and the annual contributions for each of the three years:

PENSION COSTS ($ in millions)                 1997          1996          1995
--------------------------------------------------------------------------------
Service cost                                   28.7          35.0          26.7
Interest cost                                  67.6          70.7          69.9
Actual return on assets                      (236.9)        (81.9)       (202.5)
Net amortization (deferral)                   142.3          (5.1)        124.8
--------------------------------------------------------------------------------
NET PENSION EXPENSE                             1.7          18.7          18.9
--------------------------------------------------------------------------------
CONTRIBUTIONS                                   0.0           0.0           1.2
--------------------------------------------------------------------------------

The following table provides a reconciliation of the plans' funded status and amounts reflected in Columbia's balance sheet at December 31:

PLAN ASSETS AND OBLIGATIONS ($ in millions)                 1997         1996
--------------------------------------------------------------------------------
Plan assets at fair value                                  1,164.6      1,033.9
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefits                                           765.8        660.6
   Nonvested benefits                                         60.5         48.7
--------------------------------------------------------------------------------
Accumulated benefit obligation                               826.3        709.3
Effect of projected future salary increases                   62.6        160.6
--------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATIONS                                888.9        869.9
--------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation        275.7        164.0
Unrecognized net gain                                       (390.2)      (281.5)
Unrecognized prior service cost                               48.9         52.6
Unrecognized transition obligation                             5.8          7.0
--------------------------------------------------------------------------------
ACCRUED PENSION COST                                         (59.8)       (57.9)
--------------------------------------------------------------------------------
DISCOUNT RATE ASSUMPTION                                       7.5%         8.0%
--------------------------------------------------------------------------------
ASSET EARNINGS RATE ASSUMPTION                                 9.0%         9.0%
--------------------------------------------------------------------------------

Plan assets consist of primarily equity (international and domestic) and fixed income securities.

The compensation growth rate assumption was revised downward from 5.0% in 1996 to 3.5% for 1997-1999, and 4.5% thereafter. This equates to a weighted average of 4.3% over 15 years. As of December 31, 1997, the discount rate assumption was revised downward to 7.5%. The net effect of these changes was to increase the accumulated benefit obligation and the projected benefit obligation by $41.7 million and $34.9 million, respectively.

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

The following table shows components of other postretirement costs for each of the three years:

OTHER POSTRETIREMENT COSTS ($ in millions)           1997       1996       1995
--------------------------------------------------------------------------------
Service Cost                                         13.0       13.8       11.3
Interest Cost                                        23.5       22.4       24.1
Actual return on assets                             (48.3)     (12.5)     (30.0)
Other, net amortization (deferral)                   23.4       (5.4)      16.0
--------------------------------------------------------------------------------
OTHER POSTRETIREMENT COSTS, NET                      11.6       18.3       21.4
--------------------------------------------------------------------------------
CONTRIBUTIONS                                        35.0       39.5       45.6
--------------------------------------------------------------------------------

The following table provides a reconciliation of other postretirement plans' funded status and amounts reflected on Columbia's balance sheet at December 31:

PLAN ASSETS AND OBLIGATIONS ($ in millions)                   1997        1996
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                     170.5       151.0
Fully eligible active plan participants                       50.5        54.5
Other participants                                            88.8        81.7
--------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation          309.8       287.2
Plan assets at fair value                                   (242.9)     (179.6)
--------------------------------------------------------------------------------
Accumulated postretirement benefit
    obligation in excess of plan assets                       66.9       107.6
Unrecognized actuarial net gain                              129.9       117.5
Less: Fourth quarter contributions                             7.4         6.6
--------------------------------------------------------------------------------
ACCRUED POSTRETIREMENT BENEFIT COST                          189.4       218.5
--------------------------------------------------------------------------------
DISCOUNT RATE ASSUMPTION                                       7.5%        8.0%
--------------------------------------------------------------------------------
MEDICAL COST TREND                                             5.5%        5.5%
--------------------------------------------------------------------------------
ASSET EARNINGS RATE ASSUMPTION*                                9.0%        9.0%
--------------------------------------------------------------------------------

*One of the several established medical trusts is subject to taxation which results in an after-tax asset earnings rate that is less than 9%.

Plan assets consist of shares in various equity (international and domestic) and fixed income mutual funds. The assets are held in three trust accounts and one 401(h) account.

The compensation growth rate assumption was revised downward from 5.0% in 1996 to 3.5% for 1997-1999, and 4.5% thereafter. This equates to a weighted average of 4.3% over 15 years. As of December 31, 1997, the discount rate assumption was revised downward to 7.5% from 8.0%. The medical cost trend rate remained at 5.5% for December 31, 1997. The net effect of these changes was a $13.3 million increase in the accumulated postretirement benefit obligation. A one percent increase in medical inflation trend rates for each future year would have increased the accumulated postretirement benefit obligation by another $17.0 million and other postretirement costs by $3.0 million in 1997.

All of Columbia's subsidiaries participate in funding for retiree life insurance benefits, using a voluntary employee beneficiary association (VEBA) trust. Columbia's funding policy is to make annual contributions to this trust, subject to the maximum tax-deductible limit. Contributions of approximately $3.9 million, and $3.3 million were made to the retiree life insurance VEBA trust in 1997 and 1996, respectively.

Columbia's regulated subsidiaries participate in funding for retiree medical costs, using two trusts and a 401(h) account. Columbia's non-regulated companies have elected not to fund retiree health care costs, and make contributions to the trust accounts on a pay-as-you-go basis. Contributions of approximately $31.1 million and $36.2 million were made to these retiree medical trusts in 1997 and 1996, respectively.

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

Transactions for the three years ended December 31, 1997, are as follows:

                                               Options
                                    ----------------------------
                                    Without Stock    With Stock         Options
                                     Appreciation   Appreciation         Price
                                        Rights         Rights            Range
-----------------------------------------------------------------------------------
Outstanding  at December 31, 1994       484,965        156,150     $   34.30-$46.68
  Granted                                93,000             --     $   28.99-$31.05
  Exercised                             (33,245)        (6,100)    $   28.99-$38.30
  Cancelled                             (20,400)            --     $   34.30-$46.68
-----------------------------------------------------------------------------------
Outstanding at December 31, 1995        524,320        150,050     $   28.99-$46.68
  Granted                               100,000             --     $        48.6875
  Exercised                            (209,625)       (66,860)    $   28.99-$46.68
  Forfeited                              (9,020)        (7,260)    $   34.30-$46.68
-----------------------------------------------------------------------------------
Outstanding at December 31, 1996        405,675         75,930     $ 28.99-$48.6875
  Granted                             1,133,350             --     $58.375-$71.0938
  Exercised                            (183,138)       (48,790)    $ 28.99-$63.6875
  Forfeited                             (41,962)        (3,240)    $ 34.30-$63.6875
===================================================================================
OUTSTANDING AT DECEMBER 31, 1997      1,313,925         23,900     $ 28.99-$71.0938
===================================================================================
EXERCISABLE AT DECEMBER 31, 1997        596,824         23,900     $ 28.99-$63.6875
===================================================================================

Regarding the stock options granted in 1997, such options vest ratably over three years. Regarding the stock options granted in 1996, 50% of such options vested in 1996 and the other 50% vested in 1997. All of the stock options granted in 1995 had vested in 1995.

The following table shows the weighted average option exercise price information for the three years ended December 31:

                                               1997          1996          1995
--------------------------------------------------------------------------------
Outstanding at January 1                      $42.88        $41.31        $42.69
Granted during the year                        63.40         48.69         29.10
Exercised during the year                      44.31         41.07         35.36
Forfeited during the year                      62.01         44.15            --
Cancelled during the year                         --            --         40.61
OUTSTANDING AT DECEMBER 31                     59.37         42.88         41.31
EXERCISABLE AT DECEMBER 31                     54.70         42.21         41.31
--------------------------------------------------------------------------------

In addition to the options, contingent stock awards totaling 27,500 shares were granted to two key executives in 1995. All of these shares vested and 22,820 shares have been issued (net of amounts withheld to pay taxes). In 1996, contingent stock awards totaling 1,500 shares were granted to one key executive and all 1,500 shares vested and were issued during 1996. There were no contingent stock awards granted in 1997. Restricted stock awards totaling 29,785 shares were granted to one key executive in 1996 of which 5,957 shares vested during 1997.

During 1997, 1996 and 1995, $3.2 million, $2.1 million and $1.1 million were expensed for the long-term incentive plans, respectively.

Had compensation cost been determined consistent with the provisions of the SFAS No. 123 fair value method (See Note 1), Columbia's net income would have been $255.6 million (earnings per share of $4.61 and diluted earnings per share of $4.59) in 1997. The effect on Columbia's net income and earnings per share for both 1996 and 1995 would have been immaterial. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1996 and 1995: dividend yield of zero percent for 1997 and 1996 to reflect dividend equivalents applicable to awards granted and 1.18% for 1995; expected volatility ranging from 18.41% to 19.29% for 1997 and 20.12% for both 1996 and 1995; risk free interest rates ranging from 5.86% to 6.89% for 1997, 6.58% for 1996, and 5.93% and 6.39% for 1995; and expected lives of seven years. The weighted-average fair market value of options granted were $24.85, $19.80 and $9.72 for 1997, 1996 and 1995, respectively.

10. LONG-TERM DEBT

The long-term debt (exclusive of current maturities) of Columbia and its subsidiaries is as follows:

At December 31 ($ in millions)                               1997           1996
--------------------------------------------------------------------------------
Columbia Energy Group Debentures
  6.39% Series A due November 28, 2000                      311.0          311.0
  6.61% Series B due November 28, 2002                      281.5          281.5
  6.80% Series C due November 28, 2005                      281.5          281.5
  7.05% Series D due November 28, 2007                      281.5          281.5
  7.32% Series E due November 28, 2010                      281.5          281.5
  7.42% Series F due November 28, 2015                      281.5          281.5
  7.62% Series G due November 28, 2025                      281.5          281.5
--------------------------------------------------------------------------------
Total Debentures                                          2,000.0        2,000.0

Subsidiary Debt:
Capitalized lease obligations                                 2.7            2.5
Other                                                         0.8            1.3
================================================================================
TOTAL LONG-TERM DEBT                                      2,003.5        2,003.8
================================================================================

The aggregate maturities of long-term debt and capitalized lease obligations during the next five years are as follows:

($ in millions)
--------------------------------------------------------------------------------
1998                                                                         0.6
1999                                                                         0.5
2000                                                                       311.3
2001                                                                         0.5
2002                                                                       281.7
--------------------------------------------------------------------------------

11. SHORT-TERM DEBT AND CREDIT FACILITIES

In November 1995, Columbia entered into an unsecured bank revolving credit agreement (Credit Facility). The Credit Facility is a five-year revolving credit agreement maturing November 2000 and is used to support outstanding commercial paper and to meet other short-term requirements. The Credit Facility had an initial commitment amount of $1 billion with scheduled quarterly commitment reductions of $25 million beginning on December 31, 1997. As of December 31, 1997, the commitment amount was $975 million. Interest rates on borrowings are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. Compensating balances are not required. Columbia is required to pay a facility fee on the commitment amount at a rate which is based on Columbia's public debt rating. The facility fee rate as of December 31, 1997 is 0.11%. The Credit Facility contains certain covenants that must be met to borrow funds including restrictions on the incurrence of liens, a maximum leverage ratio, and a minimum consolidated net worth. At December 31, 1997, Columbia had outstanding $120 million under the Credit Facility at an average interest rate of 6.17%. At December 31, 1996, Columbia had outstanding $250 million under the Credit Facility at an average interest rate of 6.44%. The maximum credit facility indebtedness outstanding during the year occurred on January 1, 1997 in the amount of $250 million at an average interest rate of 6.44%.

The Credit Facility provides for the issuance of up to $100 million of standby letters of credit. At the option of Columbia, an additional $50 million of the credit facility can be utilized for letters of credit or borrowings. As of December 31, 1997, Columbia had $42.7 million of letters of credit outstanding under the Credit Facility. Fees for letters of credit issued are calculated at rates that are based on Columbia's public debt rating plus a commission of 0.125% to the issuing bank. At December 31, 1997, fees for letters of credit issued in connection with certain financial obligations were at a rate of 0.19%.

Columbia has an $850 million commercial paper program authorized and rated by the rating agencies. At December 31, 1997, Columbia had commercial paper outstanding of $208.1 million (net of discount) at a weighted average interest rate of 6.42%. No commercial paper borrowings were made during 1996. The maximum commercial paper indebtedness outstanding during the year occurred on December 4, 1997, in the amount of $326.4 million at an average interest rate of 5.97%.

In addition, Columbia had a $75 million letter of credit outstanding at December 31, 1997, as a guarantee of certain transactions of its wholly owned marketing affiliate.

At December 31, 1997, approximately $7.5 million of investments were pledged as collateral on outstanding letters of credit related to Columbia's wholly owned insurance captive.

In March 1998, Columbia replaced the Credit Facility with two new unsecured bank revolving credit facilities that total $1.35 billion (New Credit Facilities). The New Credit Facilities consist of a $900 million five-year revolving credit facility and a $450 million 364-day revolving credit facility with a one-year term loan option. The five-year facility will provide for the issuance of up to $300 million of letters of credit. Interest rates on borrowings under the New Credit Facilities are based upon the London Interbank Offered Rate or Citibank's publicly announced "base rate." Facility fee payments and fees for letters of credit are based upon Columbia's public debt ratings. At Columbia's current rating, the facility fee charged on the $900 million credit facility is 0.11% and on the $450 million credit facility is 0.085%.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," extends existing fair value disclosure practices by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets, for which it is practicable to estimate a fair value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value may be based on quoted market prices for the same or similar financial instruments or on valuation techniques, such as the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

As cash and temporary cash investments, current receivables, current payables, and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. Columbia utilizes standby letters of credit (See Note 11) and does not believe it is practicable to estimate their fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

LONG-TERM INVESTMENTS

Long-term investments include loans receivable ($3.7 million for 1997 and $4.0 million for 1996) whose estimated fair values are based on the present value of estimated future cash flows using an estimated rate for similar loans. Long-term investments also include pledged assets of $7.5 million for 1997, whose estimated fair value is based on the trading value provided by a financial institution. The financial instruments included in long-term investments are primarily reflected in Investments and Other Assets on the consolidated balance sheets. Long-term investments for which it is practicable to estimate fair value had carrying amounts of $11.2 million and $4.0 million, and estimated fair values of $10.8 million and $3.6 million at December 31, 1997 and 1996, respectively. Long-term investments for which it is not practicable to estimate fair value had carrying amounts of $4.2 million at December

31, 1996. There are no long-term investments for which it is not practicable to estimate fair value at December 31, 1997.

LONG-TERM DEBT

The estimated fair value of Columbia's debentures, including accrued interest, is based on estimates provided by brokers. Long-term debt of $2,012.9 million and $2,012.9 million at December 31, 1997 and 1996, have estimated fair values of $2,051.6 million and $1,948.1 million, respectively.


13. OTHER COMMITMENTS AND CONTINGENCIES

A. CAPITAL EXPENDITURES. Capital expenditures for 1998 are currently estimated at $555 million. Of this amount, $250 million is for transmission and storage operations, $162 million for distribution operations, $86 million for exploration and production operations, $46 million for marketing, propane and power generation operations and $11 million for Corporate.

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

Columbia Electric Corporation (Columbia Electric), formerly TriStar Ventures Corporation, a wholly owned subsidiary of Columbia, holds indirectly through various Columbia Electric subsidiaries, both general and limited partnership interests in Pedricktown Cogeneration Limited Partnership and Vineland Cogeneration Limited Partnership (the "Partnerships"), which own and operate project-financed non-utility power generation facilities in New Jersey. The assets of the Partnerships, including plant facilities and contract rights, have been pledged as collateral for loans to a bank syndicate in the case of Pedricktown, or to an indenture trustee for the benefit of certain bondholders in the case of Vineland. Columbia Electric's investment in the Partnerships, as of December 31, 1997, amounted to $17 million.

D. INTERNAL REVENUE SERVICE (IRS) AUDIT. A settlement with the IRS of Columbia's 1991 through 1994 federal income tax returns has been concluded. The field audit for 1995 has been finalized and management believes adequate reserves have been established for issues in the 1995 tax return.

E. OPERATING LEASES. Payments made in connection with operating leases are charged to operation and maintenance expense as incurred. Such amounts were $62.9 million in 1997, $60.9 million in 1996 and $61.6 million in 1995.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are:

($ in millions)
--------------------------------------------------------------------------------
1998                                                                        30.1
1999                                                                        28.2
2000                                                                        24.2
2001                                                                        22.9
2002                                                                        22.4
After                                                                      205.5
--------------------------------------------------------------------------------

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

A subsidiary has received notice from the United States Environmental Protection Agency (EPA) that it is among several parties responsible under federal law for placing wastes at a Superfund site. It is sharing in the cost for remediation of this site. Considering known facts, existing laws and possible insurance and rate recoveries, management does not believe the identified Superfund matter will have a material adverse effect on future annual income or on Columbia's financial position.

Columbia's transmission subsidiaries have implemented programs to continually review compliance with existing environmental standards. In addition, the transmission subsidiaries continue to review past operational activities and to formulate remediation programs where necessary. Columbia Transmission is currently conducting assessment, characterization and remediation activity of specific sites under a 1995 EPA Administrative Order by Consent (AOC).

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

Following an extensive review of assumptions utilized in arriving at the estimate, management concluded that only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5). This conclusion was based upon the fact that the actual characterization and remediation experience of Columbia Transmission was extremely limited and information on environmental conditions at many of the sites or former sites of operations is not yet available. The nature and condition of such sites varies greatly, and any change in any of the numerous assumptions used in the estimate may materially alter the estimated range of costs, with no assurance that actual costs will not exceed amounts specified in the range. Columbia Transmission is unable, at this time, to accurately estimate the time frame and potential costs of all site screening, characterization and remediation. As Columbia Transmission continues its program pursuant to the AOC and additional costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. Moreover, in time, management expects that, as additional work is performed and more facts become available, it will then be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with U. S. Securities and Exchange Commission's Staff Accounting Bulletin No. 92, "Accounting and Disclosure Relating to Loss Contingencies," SFAS No. 5 and American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities."

Columbia Transmission received EPA approval for and completed characterization of 73 major facilities, approximately 2,800 liquid removal points and approximately 900 mercury measurement stations in 1997. In addition, approximately 400 mercury measuring stations were remediated.

Columbia Transmission also continued to conduct assessment and remediation of impacted soils at locations prior to normal construction and maintenance activities under its EPA approved Construction and Operations Work Plan. Columbia Transmission conducted assessments at 160 sites and, based on these assessment results, performed remedial activities in varying degrees at approximately 85 locations.

As a result of these 1997 activities, Columbia Transmission recorded in 1997 an additional liability of $16.8 million. Actual expenditures of approximately $17.1 million during 1997 charged to the liability resulted in a remaining liability of $125.4 million. Columbia Transmission's environmental cash expenditures are expected to be approximately $18 million in 1998 and up to $20 million annually until the AOC is satisfied. These expenditures will be charged against Columbia Transmission's previously recorded liability. Consistent with Statement of Financial Accounting Standards No. 71, a regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Columbia Transmission continues to pursue recovery of environmental expenditures from its insurance carriers; however, at this time, management is unable to determine the total amount or final disposition of any recovery.

In addition, predecessor companies of Columbia Transmission may have been involved in the operation of manufactured gas plants. When such plants were abandoned, material used and created in the process was sometimes buried at the site. At this time, Columbia Transmission is unable to determine if it will become liable for any characterization or remediation costs at such sites.

The distribution subsidiaries' (Distribution) primary environmental issues relate to 15 former manufactured gas plant sites. Investigations or remedial activities are currently underway at seven sites and additional site investigations may be required at some of the remaining sites. To the extent Distribution site investigations have been conducted, remediation plans developed and any responsibility for remediation action established, the appropriate liabilities have been recorded. Regulatory assets have also been recorded for a majority of these identified liabilities as rate recovery has been allowed or is anticipated.

The eventual total cost of full future environmental compliance for Columbia is difficult to estimate due to, among other things: (1) the possibility of as yet unknown contamination, (2) the possible effect of future legislation and new environmental agency rules, (3) the possibility of future litigation, (4) the possibility of future designations as a potential responsible party by the EPA and the difficulty of determining liability, if any, in proportion to other responsible parties, (5) possible insurance and rate recoveries, and (6) the effect of possible technological changes relating to future remediation. However, reserves have been established based on information currently available which resulted in a total recorded net liability of approximately $129.1 million for Columbia at December 31, 1997. As new issues are identified, additional liabilities will be recorded.

It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects most environmental assessment and remediation costs to be recoverable through rates.

14. INTEREST INCOME AND OTHER, NET

Year Ended December 3l ($ in millions)                 1997      1996      1995
--------------------------------------------------------------------------------
Interest income                                        21.0      13.4      22.8
Sale of Columbia Development                             --       6.9     (77.8)
Miscellaneous                                          19.4       5.8      (3.2)
--------------------------------------------------------------------------------
TOTAL INTEREST INCOME AND OTHER, NET                   40.4      26.1     (58.2)
--------------------------------------------------------------------------------


15. INTEREST EXPENSE AND RELATED CHARGES

Year Ended December 31 ($ in millions)                1997       1996      1995
--------------------------------------------------------------------------------
Interest on emergence, including amortization of
  discounts on long-term debt                           --         --     982.9
Interest on debentures                               140.4      140.4        --
Interest on short-term debt                            8.2       11.7      15.1
Interest on rate refunds                               3.4        3.9      17.7
Interest on prior years' taxes                         9.1        8.3      17.6
Allowance for borrowed funds used
  and interest during construction                    (3.5)       2.5     (52.4)
Other interest charges                                  --         --       7.5
--------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE AND RELATED CHARGES           157.6      166.8     988.4
--------------------------------------------------------------------------------

16. BUSINESS SEGMENT INFORMATION

Columbia is a registered holding company under the Public Utility Holding Company Act of 1935, as amended and derives substantially all of its revenues and earnings from the operating results of its 17 direct subsidiaries. Columbia's subsidiaries are divided into four primary business segments. The transmission and storage segment offers transportation, storage and gas peaking services for local distribution companies and industrial and commercial customers located in northeastern, middle Atlantic, midwestern, and southern states and the District of Columbia. The distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The exploration and production segment explores for, develops, produces, and markets gas and oil in the United States. The marketing, propane and power generation segment includes the sale of propane at wholesale and retail to customers in eight states, participation in natural gas fueled cogeneration projects and the marketing of natural gas and related energy services to distribution companies, independent power producers and other retail end-users.

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

($ in millions)                              1997          1996          1995
--------------------------------------------------------------------------------
REVENUES
    Transmission and Storage
     Unaffiliated                             516.9         456.2         436.0
     Intersegment                             332.9         354.6         324.3
--------------------------------------------------------------------------------
     TOTAL                                    849.8         810.8         760.3
--------------------------------------------------------------------------------
    Distribution
     Unaffiliated                           2,283.6       2,120.4       1,780.6
     Intersegment                              12.7           7.3           2.5
--------------------------------------------------------------------------------
     TOTAL                                  2,296.3       2,127.7       1,783.1
--------------------------------------------------------------------------------
    Exploration and Production
     Unaffiliated                              44.3          45.5         111.5
     Intersegment                              69.0          59.0          69.1
--------------------------------------------------------------------------------
     TOTAL                                    113.3         104.5         180.6
--------------------------------------------------------------------------------
    Marketing, Propane
           and Power Generation
     Unaffiliated                           2,208.9         731.5         307.1
     Intersegment                              66.8          84.9           6.2
--------------------------------------------------------------------------------
     TOTAL                                  2,275.7         816.4         313.3
--------------------------------------------------------------------------------
    Adjustments and eliminations
     Unaffiliated                              (0.1)          0.4            --
     Intersegment                            (481.4)       (505.8)       (402.1)
--------------------------------------------------------------------------------
     TOTAL                                   (481.5)       (505.4)       (402.1)
--------------------------------------------------------------------------------
    CONSOLIDATED                            5,053.6       3,354.0       2,635.2
--------------------------------------------------------------------------------

($ in millions)                               1997          1996          1995
--------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
    Transmission and Storage                  264.3         207.8         213.0
    Distribution                              224.2         226.0         163.6
    Exploration and Production                 30.9          30.0           3.7
    Marketing, Propane
      and Power Generation                     (2.9)         12.5          12.2
    Corporate                                  (7.1)          1.9          (2.3)
--------------------------------------------------------------------------------
    CONSOLIDATED                              509.4         478.2         390.2
--------------------------------------------------------------------------------
DEPRECIATION & DEPLETION
    Transmission and Storage                  104.3         102.6         103.8
    Distribution                               78.2          74.4          70.9
    Exploration and Production                 27.6          28.8          86.9
         Marketing, Propane
        and Power Generation                    5.2           3.1           2.6
    Adjustments and eliminations                6.0           6.3           5.8
--------------------------------------------------------------------------------
    CONSOLIDATED                              221.3         215.2         270.0
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
    Transmission and Storage                2,758.7       2,761.2       2,978.9
    Distribution                            2,753.5       2,648.3       2,295.7
    Exploration and Production                564.6         421.7         412.4
      Marketing, Propane
        and Power Generation                  613.2         289.0         125.8
    Corporate and unallocated                 471.9         504.6         604.6
    Adjustments and eliminations             (549.6)       (620.2)       (360.4)
--------------------------------------------------------------------------------
    CONSOLIDATED                            6,612.3       6,004.6       6,057.0
--------------------------------------------------------------------------------
CAPITAL EXPENDITURES
    Transmission and Storage                  244.9         142.7         172.5
    Distribution                              159.5         148.4         151.8
    Exploration and Production                158.7          12.1          86.8
    Marketing, Propane
        and Power Generation                   15.0           6.3           6.6
    Corporate                                   5.3           5.3           4.1
    Adjustments and eliminations              (23.1)           --            --
--------------------------------------------------------------------------------
    CONSOLIDATED                              560.3         314.8         421.8
--------------------------------------------------------------------------------

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of the Columbia's business operations due to nonrecurring items and seasonal weather patterns which affect earnings and related components of operating revenues and expenses.


                                               First      Second         Third         Fourth
($ in millions, except per share data)        Quarter     Quarter       Quarter        Quarter
----------------------------------------------------------------------------------------------
1997
   Operating Revenues                         1,527.7       810.7         995.0        1,720.2
   Operating Income                             256.6        84.3          29.7          138.8
   Net Income on Common Stock                   162.7(a)     34.9(b)        0.1           75.6(c)

   Per Share Amounts
     Earnings Per Share                          2.94        0.63            --           1.36
     Diluted Earnings Per Share                  2.93        0.63            --           1.35
----------------------------------------------------------------------------------------------
1996
   Operating Revenues                         1,203.0       582.4         450.8        1,117.8
   Operating Income                             278.2        36.0          20.9          143.1
   Net Income (Loss) on Common Stock            151.3         8.2(d)       (6.1)(e)       68.2(f)

   Per Share Amounts
     Earnings (Loss) Per Share                   2.99        0.15         (0.11)          1.24
     Diluted Earnings (Loss)  Per Share          2.98        0.15         (0.11)          1.23
----------------------------------------------------------------------------------------------

(a) Includes $12.8 million reduction in state income tax expense and $5.5 million gain on deactivation of a storage field.

(b) Includes $12.4 million from Columbia Transmission's sale of base gas, as agreed to under the terms of Columbia Transmission's rate settlement.

(c) Includes the net income effect of $6.0 million for the sale of coal assets.

(d) Includes a decrease in net income of $18.6 million to reflect severance and benefit costs associated with ongoing restructuring activities, partially offset by an increase in net income of $5.6 million for an adjustment to the loss on the sale of Columbia Development.

(e) Includes a decrease in net income of $2.5 million to reflect severance and benefit costs associated with ongoing restructuring activities.

(f) Includes a decrease in net income of $11.1 million to reflect severance and benefit costs associated with ongoing restructuring activities.

18. EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

On August 7, 1997, Columbia Natural Resources, Inc. (Columbia Resources) acquired Alamco, a gas and oil production company operating in the Appalachian Basin. On April 30, 1996, Columbia sold Columbia Development, its wholly owned Southwest exploration and production subsidiary, effective December 31, 1995. The information contained in the following tables includes amounts attributable to the operations and reserves of Alamco for August 7, 1997, through year-end and the operations and reserves of Columbia Development for 1995.

Reserve information contained in the following tables for the U.S. properties is management's estimate, which was reviewed by the independent consulting firm of Ryder Scott Company Petroleum Engineers. Reserves are reported as net working interest. Gross revenues are reported after deduction of royalty interest payments.

RESERVE QUANTITY INFORMATION
-----------------------------------------------------------------------------------
                                                                      Oil and Other
                                                             Gas        Liquids
Proved Reserves                                             (Bcf)     (000 Bbls)
-----------------------------------------------------------------------------------
Reserves as of December 31, 1994                            683.8        12,255
   Revisions of previous estimate                            72.4          (522)
   Extensions, discoveries
    and other additions                                      53.6         2,668
   Production                                               (65.4)       (2,849)
   Sale of reserves-in-place(a)                            (144.9)       (9,901)
-----------------------------------------------------------------------------------
Reserves as of December 31, 1995                            599.5         1,651
   Revisions of previous estimate                            78.9          (169)
   Extensions, discoveries
    and other additions                                       5.5           161
   Production                                               (33.6)         (281)
   Sale of reserves-in-place                                 (5.8)         (588)
-----------------------------------------------------------------------------------
Reserves as of December 31, 1996                            644.5           774
   Revisions of previous estimate                            69.5          (139)
   Extensions, discoveries
    and other additions                                      33.2            59
   Production                                               (34.7)         (210)
   Purchase of reserves-in-place (b)                         88.0         1,216
-----------------------------------------------------------------------------------
RESERVES AS OF DECEMBER 31, 1997                            800.5         1,700
-----------------------------------------------------------------------------------
Proved developed reserves as of  December 31,
1995                                                        471.6         1,608
1996                                                        518.3           730
1997                                                        653.2         1,330
-----------------------------------------------------------------------------------

(a) Includes the sale of Columbia Development.
(b) Includes the purchase of Alamco.


CAPITALIZED COSTS

($ in millions)                                   1997       1996       1995
--------------------------------------------------------------------------------
CAPITALIZED COSTS AT YEAR END
    Proved properties                            628.4      475.4      486.2
    Unproved properties (a)                       31.8       27.4       30.1
--------------------------------------------------------------------------------
Total capitalized costs                          660.2      502.8      516.3
Accumulated depletion                           (196.0)    (146.4)    (141.1)
--------------------------------------------------------------------------------
NET CAPITALIZED COSTS                            464.2      356.4      375.2
--------------------------------------------------------------------------------
COSTS CAPITALIZED DURING YEAR (b)
    Acquisition - Unproved properties              0.1        0.7        1.1
    Exploration                                    1.0        2.7        4.3
    Development                                  132.4        8.7       15.5
--------------------------------------------------------------------------------
COSTS CAPITALIZED                                133.5       12.1       20.9(c)
--------------------------------------------------------------------------------

(a) Represents expenditures associated with properties on which evaluations have not been completed.
(b) Includes internal costs capitalized pursuant to the accounting policy described in Note 1 of Notes to Consolidated Financial Statements of $1.4 million in 1997, $0.9 million in 1996 and $1.7 million in 1995.
(c) Excludes capital expenditures for properties sold.

OTHER EXPLORATION AND PRODUCTION DATA

                                                     1997       1996       1995
--------------------------------------------------------------------------------
Average sales price per Mcf of gas ($)(a)             2.63       2.84       1.96
Average sales price per barrel
     of oil and other liquids ($)                    17.99      19.07      16.17
Production (lifting) cost per
     dollar of gross revenue ($)                      0.24       0.22       0.27
Depletion rate per dollar
     of gross revenue ($)                             0.28       0.29       0.49
--------------------------------------------------------------------------------

(a) Includes the effect of hedging activities.


HISTORICAL RESULTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------
                                  Appalachia                   Southwest                     Total
                           ------------------------      --------------------      ------------------------
($ in millions)            1997      1996      1995      1997    1996    1995      1997      1996      1995
-----------------------------------------------------------------------------------------------------------
Gross revenues
    Unaffiliated           27.4      43.1      46.6        --      --    60.1      27.4      43.1     106.7
    Affiliated             69.0      58.8      32.8        --      --    35.9      69.0      58.8      68.7
Production costs           23.3      21.7      21.2        --      --    26.7      23.3      21.7      47.9
Depletion                  26.6      28.8      39.5        --      --    47.0      26.6      28.8      86.5
Income tax expense         14.3      15.1       6.5        --      --     7.8      14.3      15.1      14.3
-----------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS      32.2      36.3      12.2        --      --    14.5      32.2      36.3      26.7
-----------------------------------------------------------------------------------------------------------

Results of operations for exploration and production activities exclude administrative and general costs, corporate overhead and interest expense. Income tax expense is expressed at statutory rates less Section 29 credits.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                           Appalachia
--------------------------------------------------------------------------------
($ in millions)                                    1997        1996        1995
--------------------------------------------------------------------------------
Future cash inflows                             2,503.0     2,389.1     1,793.8
Future production costs                          (719.9)     (715.5)     (606.7)
Future development costs                         (182.7)     (165.8)     (166.3)
Future income tax expense                        (557.5)     (499.7)     (327.1)
--------------------------------------------------------------------------------
Future net cash flows                           1,042.9     1,008.1       693.7
Less 10% discount                                 582.2       574.4       377.7
--------------------------------------------------------------------------------
STANDARDIZED MEASURE OF DISCOUNTED FUTURE
  NET CASH FLOW                                   460.7       433.7       316.0
--------------------------------------------------------------------------------

Future cash inflows are computed by applying year-end prices to estimated future production of proved gas and oil reserves. Future expenditures (based on year-end costs) represent those costs to be incurred in developing and producing the reserves. Discounted future net cash flows are derived by applying a 10 % discount rate, as required by the Financial Accounting Standards Board, to the future net cash flows. This data is not intended to reflect the actual economic value of Columbia's gas and oil producing properties or the true present value of estimated future cash flows since many arbitrary assumptions are used. The data does provide a means of comparison among companies through the use of standardized measurement techniques.

A reconciliation of the components resulting in changes in the standardized measure of discounted cash flows attributable to proved gas and oil reserves for the three years ending December 31, follows:

($ in millions)                                1997          1996          1995
--------------------------------------------------------------------------------
Beginning of year                             433.7         316.0         406.3
--------------------------------------------------------------------------------
Gas and oil sales,
   net of production costs                    (73.1)        (80.2)       (124.3)

Net changes in prices
   and production costs                      (107.8)        170.4         132.7

Change in future
   development costs                          (16.9)          0.5         (49.7)

Extensions, discoveries
   and other additions,
   net of related costs                        51.9           9.4         106.5

Revisions of previous
   estimates, net of
   related costs                               64.0          90.1          72.5

Sales of reserves-in-place                     (4.1)        (18.4)       (195.6)

Purchases of reserves-in-place                 67.0            --            --

Accretion of discount                          64.3          46.0          55.2

Net change in income taxes                    (30.5)        (65.3)        (64.9)

Timing of production
   and other changes                           12.2         (34.8)        (22.7)
--------------------------------------------------------------------------------
END OF YEAR                                   460.7         433.7         316.0
--------------------------------------------------------------------------------

                                                                     Schedule II

                       VALUATION AND QUALIFYING ACCOUNTS
                     Columbia Energy Group and Subsidiaries
                           Year Ended December 31,
                               ($ in Millions)

                                                                 Additions - Charged to
                                                            ----------------------------------
                                           Beginning                                Other                                    Ending
Description                                 Balance           Income              Accounts(a)        Deductions(b)           Balance
------------------------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet
 from the assets to which they apply:

     Allowance for doubtful accounts

          1997                                16.2              29.8                 19.8                47.1                   18.7

          1996                                12.3              25.6                 17.7                39.4                   16.2

          1995                                11.6              31.6                 11.3                42.2                   12.3
------------------------------------------------------------------------------------------------------------------------------------

(a) Reflects reclassifications to a regulatory asset of the uncollectible accounts related to the Percent of Income Plan (PIP) of Columbia Gas of Ohio, Inc.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is contained in Columbia's Proxy Statement related to the 1998 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

Information regarding Columbia's current executive officers, is as follows:

OLIVER G. RICHARD III, 45, Chairman, Chief Executive Officer and President of Columbia (since April 28, 1995). Chairman of New Jersey Resources Corporation from 1992 to 1995; President and Chief Executive Officer from 1991 to 1995. President and Chief Executive Officer of Northern Natural Gas Company from 1989 to 1991. Senior Vice President and subsequently Executive Vice President of Enron Gas Pipeline Group from 1987 to 1989. Vice President and General Counsel of Tenngasco, a subsidiary of Tenneco Corporation, from 1985 to 1987. Federal Energy Regulatory Commission Commissioner from 1982 to 1985.

PETER M. SCHWOLSKY, 51, Senior Vice President and Chief Legal Officer of Columbia and Columbia Energy Group Service Corporation since August 1995; Senior Vice President from June 1995 to August 1995. Executive Vice President, Law and Corporate Development, for New Jersey Resources Corporation from 1991 to 1995. Of counsel and then Partner with Steptoe & Johnson from 1986 to 1991.

MICHAEL W. O'DONNELL, 53, Senior Vice President and Chief Financial Officer of Columbia and Columbia Energy Group Service Corporation since October 1993. Senior Vice President and Assistant Chief Financial Officer of Columbia and Columbia Energy Group Service Corporation from 1989 to 1993.

CATHERINE GOOD ABBOTT, 47, Chief Executive Officer and President of Columbia Gas Transmission Corporation and Chief Executive Officer of Columbia Gulf Transmission Company since January 1996. Principal with Gem Energy Consulting, Inc. from 1995 to January 1996. Vice president for various business units of Enron Corporation from 1985 to 1995.

RAY R. KASKEL, 60, Senior Vice President of Columbia Energy Group Service Corporation since April 1997. President and Chief Executive Officer of Enron Liquid Services Corp. from 1993 to April 1997. President and Chief Operating Officer of Enron Europe from 1990 to 1993. Prior to 1990, Mr. Kaskel held various executive positions at Enron Corporation and was President of Terrance Development Corporation.


ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is contained in Columbia's Proxy Statement related to the 1998 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained in Columbia's Proxy Statement related to the 1998 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in Columbia's Proxy Statement related to the 1998 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibits

Reference is made to pages 73 through 75 for the list of exhibits filed as a part of this Annual Report on Form 10-K.

Pursuant to Item 601(b), paragraph (4)(iii)(A) of Regulation S-K, certain instruments representing long-term debt of Columbia or its subsidiaries have not been included as Exhibits because such debt does not exceed 10% of the total assets of Columbia and its subsidiaries on a consolidated basis. Columbia agrees to furnish a copy of any such instrument to the U.S. Securities and Exchange Commission upon request.

Financial Statement Schedules

All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8.

Reports on Form 8-K

A report on Form 8-K was filed on December 19, 1997, containing a Press Release issued that day announcing that Columbia Energy Services had begun marketing electricity in addition to natural gas.

Undertaking made in Connection with 1933 Act Compliance on Form S-8

For purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, as amended (the Act), Columbia undertakes the following, which is incorporated by reference into the registration statements on Form S-8, Nos. 33-03869 (filed May 16, 1996) and 33-42776 (filed September 13, 1991):

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the U.S. Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the questions whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COLUMBIA ENERGY GROUP
                                        (Registrant)
Dated: March 18, 1998
                                    By: /s/  Oliver G. Richard III
                                       (Oliver G. Richard III)
                                       Director (Principal
                                        Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 18, 1998  /s/ Oliver G. Richard III        March 18, 1998  /s/ J. Bennett Johnston
                Director (Principal                              J. Bennett Johnston
                Executive Officer)                               Director

March 18, 1998  /s/ Richard F. Albosta           March 18, 1998  /s/ Malcolm Jozoff
                Richard F. Albosta                               Malcolm Jozoff
                Director                                         Director

March 18, 1998  /s/ Robert H. Beeby              March 18, 1998  /s/ William E. Lavery
                Robert H. Beeby                                  William E. Lavery
                Director                                         Director

March 18, 1998  /s/ Wilson K. Cadman             March 18, 1998  /s/ Gerald E. Mayo
                Wilson K. Cadman                                 Gerald E. Mayo
                Director                                         Director

March 18, 1998  /s/ Jeffrey W. Grossman          March 18, 1998  /s/ Michael W. O'Donnell
                Jeffrey W. Grossman                              Michael W. O'Donnell
                Vice President & Controller                      Senior Vice President
                (Principal Accounting Officer)                   (Chief Financial Officer)

March 18, 1998  /s/ James P. Heffernan           March 18, 1998  /s/ Douglas E. Olesen
                James P. Heffernan                               Douglas E. Olesen
                Director                                         Director

March 18, 1998  /s/ Karen L. Hendricks           March 18, 1998  /s/ James R. Thomas, II
                Karen L. Hendricks                               James R. Thomas, II
                Director                                         Director

March 18, 1998  /s/ Donald P. Hodel              March 18, 1998  /s/ William R. Wilson
                Donald P. Hodel                                  William R. Wilson
                Director                                         Director

March 18, 1998  /s/ Malcolm T. Hopkins
                Malcolm T. Hopkins
                Director

         Reference is made in the two right-hand columns below to those exhibits which have heretofore been filed with the U.S. Securities and Exchange Commission. Exhibits so referred to are incorporated herein by reference.

                                                                                             Reference
                                                                                         File No.   Exhibit
                                                                                         --------   -------
  3-A       -    Restated Certificate of Incorporation of The Columbia                    1-1098       3-A
                  Gas System, Inc., dated as of November 28, 1995.
  3-B       -    By-Laws of The Columbia Gas System, Inc., as amended dated               1-1098       3-B
                  November 18, 1987.
  3-C *     -    Certificate of Ownership and Merger, Merging Columbia
                  Energy Group, Inc. into The Columbia Gas System, Inc.
  4-A       -    Indenture between The Columbia Gas System, Inc.                          33-64555     4-S
                  and Marine Midland Bank, N.A. Trustee, dated as of
                  November 28, 1995.
  4-B       -    First Supplemental Indenture, between The Columbia Gas                   33-64555     4-T
                  System, Inc. and Marine Midland Bank, N.A. Trustee,
                  dated as of November 28, 1995.
  4-C       -    Second Supplemental Indenture, between The Columbia Gas                  33-64555     4-U
                  System, Inc., and Marine Midland Bank, N.A. Trustee,
  .               dated as of November 28, 1995.
  4-D       -    Third Supplemental Indenture, between The Columbia Gas                   33-64555     4-V
                  System, Inc. and Marine Midland Bank, N.A. Trustee,
  .               dated as of November 28, 1995.
  4-E       -    Fourth Supplemental Indenture, between The Columbia Gas                  33-64555     4-W
                  System, Inc. and Marine Midland Bank, N.A. Trustee,
                  dated as of November 28, 1995.
  4-F       -    Fifth Supplemental Indenture, between The Columbia Gas                   33-64555     4-X
                  System, Inc. and Marine Midland Bank, N.A. Trustee,
                  dated as of November 28, 1995.
  4-G       -    Sixth Supplemental Indenture, between The Columbia Gas                   33-64555     4-Y
                  System, Inc. and Marine Midland Bank, N.A. Trustee, dated
                  as of November 28, 1995.
  4-H       -    Seventh Supplemental Indenture, between The Columbia                     33-64555     4-Z
                  Gas System, Inc. and Marine Midland Bank, N.A., Trustee,
                  dated as of November 28, 1995.
  10-P(a)   -    Pension Restoration Plan of The Columbia Gas                             1-1098       10-P
                  System, Inc., amended October 9, 1991.
  10-Q(a)   -    Thrift Restoration Plan of The Columbia Gas                              1-1098       10-Q
                  System, Inc. dated January 1, 1989.
  10-T      -    Agreement and Bridge Agreement dated                                     1-1098       10-T
                  December 1, 1993, between Columbia Gas
                  Transmission Corporation and Consol
                  Pennsylvania Coal Company.
  10-AE     -    U.S. Environmental Protection Agency Administrative                      1-1098       10-AE
                  Order by Consent for Removal Actions for Columbia Gas
                  Transmission Corporation dated September 22,1994.
  10-AF     -    Amended and Restated Indenture of Mortgage and                           1-1098       10-AF
                  Deed of Trust by Columbia Gas Transmission
                  Corporation to Wilmington Trust Company,
                  dated as of November 28, 1995

(a) Executive Compensation arrangements filed pursuant to Item 14 of Form 10-K.
* Filed herewith.

                                                                                             Reference
                                                                                         File No.   Exhibit
                                                                                         --------   -------
  10-BB(a)  -    Annual Incentive Compensation Plan of The Columbia Gas                   1-1098       10-BB
                  System, Inc., dated November 16, 1988.
  10-BC(a)  -    Employment Agreement between Oliver G. Richard III                       1-1098       10-BC
                  and The Columbia Gas System, Inc., dated March 15, 1995.
  10-BE(a)  -    Employment Agreement between Peter M. Schwolsky                          1-1098       10-BE
                  and The Columbia Gas System, Inc., dated May 30, 1995.
  10-BF(a)  -    Employment Agreement between Catherine Good Abbott and The
                  Columbia Gas System, Inc., dated January 17, 1996.
  10-BU     -    Share Sale and Purchase Agreement between The                            1-1098       10-BU
                  Columbia Gas System, Inc. and Anderson Exploration
                  Ltd. dated November 25, 1991.
  10-BV     -    Security Agreement dated as of January 15, 1992,                         1-1098       10-BV
                  between The Columbia Gas System, Inc. and
                  Anderson Exploration Ltd. and Montreal Trust
                  Company of Canada.
  10-BW     -    Kotaneelee Litigation Indemnity Agreement dated                          1-1098       10-BW
                  as of December 31, 1991, among The Columbia
                  Gas System, Inc. and Columbia Gas Development
                  of Canada Ltd. and Anderson Exploration Ltd.
  10-BX     -    Specified Litigation Indemnity Agreement made                            1-1098       10-BX
                  as of December 31, 1991, among The Columbia
                  Gas System, Inc. and Columbia Gas Development
                  of Canada Ltd. and Anderson Exploration Ltd.
  10-BY(a)  -    Columbia Gas Restoration Security Trust                                  1-1098       10-BY
                  Agreement dated June 1, 1991, with Dauphin
                  Deposit Bank and Trust Company.
  10-CA(a)  -    The Columbia Gas System, Inc. Retirement Plan                            1-1098       10-CA
                  for Outside Directors, as amended, August 21, 1991.
  10-CB     -    Credit Agreement, dated as of November 28, 1995,                         1-1098       10-CB
                  among The Columbia Gas System, Inc., certain banks party
                  thereto and Citibank, N.A.
  10-CC     -    First Amendment and Supplement to Credit                                 1-1098       10-CC
                  Agreement, dated December 6, 1995
  10-CD *   -    Credit Agreement for $450,000,000, dated March 11, 1998,
                  among Columbia Energy Group and certain banks party thereto and
                  Citibank, N.A. as Administrative and Syndication Agent.
  10-CE *   -    Credit Agreement for $900,000,000, dated March 11, 1998,
                  among Columbia Energy Group and certain banks party thereto and
                  Citibank, N.A. as Administrative and Syndication Agent.
  10-CF *   -    Memorandum of Understanding among the Millennium Pipeline
                  Project partners (Columbia Transmission, West Coast Energy, MCN
                  Investment Corp. and TransCanada Pipelines Limited) dated
                  December 1, 1997
  10-CJ     -    Amended and Restated Agreement of Cove Point                             1-1098       10-CJ
                  LNG Limited Partnership between Columbia LNG and
                  PEPCO Energy Company, Inc. dated January 27, 1994.
  10-CM     -    Plan of Reorganization for Columbia Gas Transmission                     1-1098       10-CM
                  Corporation as filed with the United States Bankruptcy
                  Court for the District of Delaware on January 18, 1994.
  12 *      -    Statements of Ratio of Earnings to Fixed Charges
                  and Preferred Stock Dividends.
  21 *      -    Subsidiaries of Columbia Energy Group

(a) Executive Compensation arrangements filed pursuant to Item 14 of Form 10-K.
* Filed herewith.

                                                                                             Reference
                                                                                         File No.   Exhibit
                                                                                         --------   -------
  23-A *   -     Letter report, dated January 23, 1998, and the written
                 consent to the filing and use of information contained in such letter report, Reports and Registration Statements filed during
                 1998, of Ryder Scott Company Petroleum Engineers, independent petroleum and natural gas consultants.
  23-B *   -     Written consent of Arthur Andersen LLP,
                 independent public accountants, to the
                 incorporation by reference of their report
                 included in the 1997 Annual Report on Form
                 10-K of Columbia Energy Group and
                 their report included in Columbia Energy Group's
                 1997 Annual Report to Shareholders
                 in the registration statements on Form S-8
                 (File No. 33-03869), and Form S-8
                 (File No. 33-42776).
  27 *     -     Financial Data Schedule for the period ended
                 December 31, 1997.

* Filed herewith.