Form 10-K/A
period 1997-12-31
COLUMBIA ENERGY GROUP
filed 1998-03-19
CIK 22099

This amendment contains a corrected 1997 Form 10K in its entirety. The original filing included typographical errors that occurred during the EDGARization process. The corrections for these errors are as follows:
        Item 6. page 13 - 1997 Total operating revenues should be $5,053.6 million
        Item 6. page 13 - 1995 Earnings (Loss) per common share before extraordinary item and accounting change should be $(8.57)
        Item 7. page 20 - Low and close market price for the quarter ended March 31, 1997, should be $57 5/8 and $57 7/8, respectively
        Item 8. page 41 - 1997 Other taxes should be $222.5 million
        Item 8. page 42 - 1997 Regulatory Assets should be $400.9 million

                                                      Commission File No. 1-1098

      As filed with the United States Securities and Exchange Commission on
                                 March 19, 1998.



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K/A
                               AMENDMENT NO. 1

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

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                     Columbia Energy Group and Subsidiaries

($ in millions, except per share amounts)              1997           1996           1995*         1994*         1993*         1992*
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA ($)
 Total operating revenues                           5,053.6        3,354.0        2,635.2       2,747.1       3,313.8       2,859.2
 Products purchased                                 3,138.1        1,481.1          820.6         984.2       1,577.7       1,236.9
 Earnings (Loss) before extraordinary item
  and accounting changes                              273.3          221.6         (432.3)        246.2         152.2          90.9
 Earnings (Loss) on common stock                      273.3          221.6         (360.7)        240.6         152.2          51.2
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
 Earnings (Loss) per common share ($):
  Before extraordinary item and accounting changes     4.93           4.12          (8.57)         4.87          3.01          1.79
  Earnings (Loss) per common share                     4.93           4.12          (7.15)         4.76          3.01          1.01
 Average common shares outstanding (000)             55,405         53,792         50,477        50,563        50,563        50,563
 Diluted earnings (loss) per common share ($):
  Before extraordinary item and accounting changes     4.90           4.11          (8.57)         4.87          3.01          1.79
  Diluted earnings (loss) per common share             4.90           4.11          (7.15)         4.76          3.01          1.01
 Diluted average common shares (000)                 55,734         53,951         50,477        50,563        50,563        50,563
 Dividends:
  Per share ($)                                        0.90           0.60             -              -             -             -
  Payout ratio (%)                                     18.3           14.6           N/A            N/A           N/A           N/A
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA ($)
 Capitalization including debt
  subject to Chapter 11:
   Common stock equity                              1,790.7        1,553.6       1,114.0        1,468.0       1,227.3       1,075.1
   Preferred stock                                        -              -         399.9              -             -             -
   Long-term debt                                   2,003.5        2,003.8       2,004.5            4.3           4.8           5.4
   Short-term debt                                      N/A            N/A           N/A              -             -             -
   Current maturities of long-term debt                 0.5            0.8           0.5            1.2           1.3           1.4
   Debt subject to Chapter 11                             -              -             -        2,317.1       2,317.1       2,317.1
   Total                                            3,794.7        3,558.2       3,518.9        3,790.6       3,550.5       3,399.0
 Total assets                                       6,612.3        6,004.6       6,057.0        7,164.9       6,957.9       6,505.9
------------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
 Capitalization ratio (%) (including
  current maturities**):
   Common stock equity                                 47.2           43.7          31.7           38.7          34.6          31.6
   Preferred stock                                        -              -          11.4              -             -             -
   Debt                                                52.8           56.3          56.9           61.3          65.4          68.4
 Capital expenditures ($)                             560.3          314.8         421.8          447.2         361.3         299.7
 Net cash from operations ($)                         468.2          477.0        (804.1)         572.8         850.4         765.4
 Book value per common share ($)                      32.27          28.11         22.64          29.03         24.27         21.26
 Return on average common equity before
  extraordinary item and accounting changes (%)        16.3           16.6         (33.5)          18.3          13.2           8.7
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

Common Stock Prices and Dividends

                                                             Market Price
                                   --------------------------------------------------------------
                                                                                                                   Quarterly
Quarter Ended                        High                         Low                       Close                Dividends Paid
-----------------------------------------------------------------------------------------------------------------------------------
                                      $                            $                          $                        $
1997
December 31                        78 5/8                        69 1/2                    78 9/16                     .25
September 30                       72 1/4                        65 3/16                   70                          .25
June 30                            67 3/8                        56                        65 1/4                      .25
March 31                           65 7/8                        57 5/8                    57 7/8                      .15
-----------------------------------------------------------------------------------------------------------------------------------
1996
December 31                        66 1/4                        56                        63 5/8                      .15
September 30                       59 5/8                        51                        56                          .15
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




ARTHUR ANDERSEN LLP


New York, New York
January 23, 1998

                       STATEMENTS OF CONSOLIDATED INCOME
                     Columbia Energy Group and Subsidiaries

Year Ended December 31 (in millions, except per share amounts)         1997           1996           1995*
----------------------------------------------------------------------------------------------------------
OPERATING REVENUES
 Gas sales                                                       $  4,286.7     $  2,679.4     $  1,929.0
 Transportation                                                       531.5          491.3          487.7
 Other                                                                235.4          183.3          218.5
----------------------------------------------------------------------------------------------------------
Total Operating Revenues                                            5,053.6        3,354.0        2,635.2
----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Products purchased                                                 3,138.1        1,481.1          820.6
 Operation                                                            862.1          854.5          826.7
 Maintenance                                                          100.2          111.4          116.6
 Depreciation and depletion                                           221.3          215.2          270.0
 Other taxes                                                          222.5          213.6          211.1
----------------------------------------------------------------------------------------------------------
Total Operating Expenses                                            4,544.2        2,875.8        2,245.0
----------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                      509.4          478.2          390.2
----------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
 Interest income and other, net (Note 14)                              40.4           26.1          (58.2)
 Interest expense and related charges** (Note 15)                    (157.6)        (166.8)        (988.4)
 Reorganization items, net (Note 2)                                       -              -           13.4
----------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                      (117.2)        (140.7)      (1,033.2)
----------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM              392.2          337.5         (643.0)
Income taxes (Note 7)                                                 118.9          115.9         (210.7)
----------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                               273.3          221.6         (432.3)
  Extraordinary item (Note 1)                                             -              -           71.6
----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                  $  273.3       $  221.6      $  (360.7)
==========================================================================================================
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  (based on average shares outstanding)
    Before extraordinary item                                      $   4.93       $    4.12     $   (8.57)
    Extraordinary item                                                  -               -            1.42
----------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share of Common Stock                          $   4.93       $    4.12     $   (7.15)
----------------------------------------------------------------------------------------------------------
DIVIDENDS PAID PER SHARE OF COMMON STOCK                           $   0.90       $    0.60     $        -
----------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING (thousands)                        55,405          53,792         50,477
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

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                     Columbia Energy Group and Subsidiaries

ASSETS as of December 31 (in millions)                        1997       1996
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
  Gas utility and other plant, at original cost             $ 7,368.9  $ 6,994.4
  Accumulated depreciation                                   (3,481.5)  (3,344.5)
--------------------------------------------------------------------------------
  Net Gas Utility and Other Plant                             3,887.4    3,649.9
--------------------------------------------------------------------------------
  Gas and oil producing properties, full cost method            660.2      502.8
  Accumulated depletion                                        (196.0)    (146.4)
--------------------------------------------------------------------------------
  Net Gas and Oil Producing Properties                          464.2      356.4
--------------------------------------------------------------------------------
Net Property, Plant and Equipment                             4,351.6    4,006.3
--------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
  Accounts receivable - noncurrent                                1.6        6.3
  Unconsolidated affiliates                                      74.1       69.0
  Assets held for sale                                            1.5       12.1
  Other                                                           8.0       15.9
--------------------------------------------------------------------------------
Total Investments and Other Assets                               85.2      103.3
--------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and temporary cash investments                            28.7       49.8
  Accounts receivable
   Customer (less allowance for doubtful accounts
    of $18.7 and $16.2, respectively)                           815.8      562.2
   Other                                                         52.7       35.4
  Gas inventory                                                 226.8      237.8
  Other inventories - at average cost                            35.6       45.1
  Prepayments                                                   107.7       73.8
  Regulatory assets                                              64.6       63.4
  Underrecovered gas costs                                       41.4      104.7
  Prepaid property tax                                           80.8       81.1
  Exchange gas receivable                                       189.0      114.6
  Other                                                          64.6       68.0
--------------------------------------------------------------------------------
Total Current Assets                                          1,707.7    1,435.9
--------------------------------------------------------------------------------
REGULATORY ASSETS                                               400.9      410.1
DEFERRED CHARGES                                                 66.9       49.0
--------------------------------------------------------------------------------
TOTAL ASSETS                                                 $6,612.3   $6,004.6
--------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITALIZATION AND LIABILITIES as of December 31 (in millions)             1997            1996
--------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY
  Common stock, par value $10 per share - issued
   55,495,460 and 55,263,659 shares, respectively                          $   554.9     $   552.6
  Additional paid in capital                                                   754.2         743.2
  Retained earnings                                                            482.7         259.3
  Unearned employee compensation                                                (1.1)         (1.5)
--------------------------------------------------------------------------------------------------
Total Common Stock Equity                                                    1,790.7       1,553.6
LONG-TERM DEBT (Note 10)                                                     2,003.5       2,003.8
--------------------------------------------------------------------------------------------------
Total Capitalization                                                         3,794.2       3,557.4
--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt (Note 11)                                                    328.1         250.0
  Accounts and drafts payable                                                  536.7         348.6
  Accrued taxes                                                                140.9         142.6
  Accrued interest                                                              29.4          14.8
  Estimated rate refunds                                                        68.4         114.0
  Estimated supplier obligations                                                73.9         115.1
  Overrecovered gas costs                                                       84.6            --
  Transportation and exchange gas payable                                       89.2          95.4
  Other                                                                        367.0         371.1
--------------------------------------------------------------------------------------------------
Total Current Liabilities                                                    1,718.2       1,451.6
--------------------------------------------------------------------------------------------------
OTHER LIABILITIES AND DEFERRED CREDITS
  Deferred income taxes - noncurrent                                           618.4         557.7
  Investment tax credits                                                        35.6          37.1
  Postretirement benefits other than pensions                                  148.8         172.3
  Regulatory liabilities                                                        41.3          44.5
  Other                                                                        255.8         184.0
--------------------------------------------------------------------------------------------------
Total Other Liabilities and Deferred Credits                                 1,099.9         995.6
--------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 13)                                 --            --
--------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                        $6,612.3      $6,004.6
--------------------------------------------------------------------------------------------------

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                     Columbia Energy Group and Subsidiaries

Year Ended December 31 (in millions)                          1997       1996     1995*
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                         $ 273.3    $221.6   $  (360.7)
  Adjustments for items not requiring (providing) cash:
   Depreciation and depletion                                 221.3     215.2       270.0
   Deferred income taxes                                       29.3      78.1        66.1
   Earnings from equity investment, net of distributions        2.4       9.2       (15.5)
   Reapplication of SFAS 71                                      --        --       (71.6)
   Loss on sale of Columbia Gas Development Corp.                --        --        77.8
   Interest expense settled at emergence                         --        --       702.9
  Payment of Chapter 11 liabilities                              --        --    (1,169.1)
  Other - net**                                                32.2      (5.7)      (75.2)
  Changes in components of working capital:
   Accounts receivable                                       (199.2)    (64.3)       99.7
   Income tax refunds                                            --     271.5          --
   Gas inventory                                               11.0     (65.6)       58.0
   Prepayments                                                (33.9)    (16.3)       12.3
   Accounts payable                                           186.8     160.8        38.3
   Accrued taxes                                              (30.4)    (85.5)     (314.9)
   Accrued interest                                            (1.2)    (71.5)      (56.5)
   Estimated rate refunds                                     (45.6)     17.8       (56.6)
   Estimated supplier obligations                             (41.2)    (63.2)      (44.0)
   Under/Overrecovered gas costs                              147.9    (146.3)      (18.0)
   Exchange gas receivable/payable                            (89.5)     46.9        17.4
   Other working capital                                        5.0     (25.7)       35.5
-----------------------------------------------------------------------------------------
Net Cash From Operations                                      468.2     477.0      (804.1)
-----------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
  Capital expenditures                                       (420.5)   (316.4)     (411.0)
  Proceeds received on the sale of
   Columbia Gas Development Corp.                                --     187.8          --
  Purchase of Alamco, Inc.                                    (99.4)       --          --
  Sale of partnership interest                                   --       2.7        10.9
  Other investments - net                                      (9.1)       --        21.9
-----------------------------------------------------------------------------------------
Net Investment Activities                                    (529.0)   (125.9)     (378.2)
-----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Retirement of prepetition debt obligations                     --        --      (637.3)
  Retirement of preferred stock                                  --    (400.0)         --
  Dividends paid                                              (49.9)    (32.1)         --
  Issuance of common stock                                     11.7     250.8         1.8
  Issuance (repayment) of short-term debt                      77.1     (88.9)      338.9
  Other financing activities                                    0.8     (39.1)        5.1
-----------------------------------------------------------------------------------------
Net Financing Activities                                       39.7    (309.3)     (291.5)
-----------------------------------------------------------------------------------------
Increase (Decrease) in cash and temporary cash investments    (21.1)     41.8    (1,473.8)
Cash and temporary cash investments at beginning of year       49.8       8.0     1,481.8
-----------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR          $  28.7   $  49.8   $     8.0
-----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                                    $ 145.4   $ 150.9   $   284.9
  Cash paid for income taxes (net of refunds)               $  90.7   $ (93.4)  $    42.3
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