Form 10-Q
period 1998-03-31
COLUMBIA ENERGY GROUP
filed 1998-05-13
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended MARCH 31, 1998

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from              to
                                             ------------    -------------

                          Commission file number 1-1098


                              COLUMBIA ENERGY GROUP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                                   13-1594808
      -------------------------------                  -------------------
      (State or other jurisdiction of                    (IRS Employer
       incorporation or organization)                  Identification No.)


  12355 Sunrise Valley Drive, Suite 300, Reston, VA        20191-3420
  -------------------------------------------------        ----------
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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $10 Par Value:
55,523,255 shares outstanding at March 31, 1998.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                                  Page
                                                                                  ----
PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

                  Statements of Consolidated Income                                 3

                  Condensed Consolidated Balance Sheets                             4

                  Consolidated Statements of Cash Flows                             6

                  Consolidated Statements of Common Stock Equity                    7

                  Notes                                                             8


Item 2         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                     9


Item 3         Quantitative and Qualitative Disclosures About Market Risks         23


PART II  OTHER INFORMATION

Item 1         Legal Proceedings                                                   24

Item 2         Changes in Securities and Use of Proceeds                           24

Item 3         Defaults Upon Senior Securities                                     24

Item 4         Submission of Matters to a Vote of Security Holders                 24

Item 5         Other Information                                                   24

Item 6         Exhibits and Reports on Form 8-K                                    24

               Signature                                                           25

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                      ------------------------
                                                       1998             1997
                                                      --------        --------
                                                 (millions, except per share amounts)
NET REVENUES
     Gas sales                                        $1,593.3        $1,308.0
     Less: Products purchased                          1,212.9           896.7
                                                      --------        --------

     Gross Margin                                        380.4           411.3
                                                      --------        --------
     Transportation                                      161.2           148.5
     Production gas sales                                 17.4             5.3
     Other                                                63.5            63.0
                                                      --------        --------
Total Net Revenues                                       622.5           628.1
                                                      --------        --------

OPERATING EXPENSES
     Operation                                           184.4           198.9
     Maintenance                                          21.7            24.6
     Depreciation and depletion                           73.2            71.2
     Other taxes                                          89.0            76.8
                                                      --------        --------
Total Operating Expenses                                 368.3           371.5
                                                      --------        --------

OPERATING INCOME                                         254.2           256.6
                                                      --------        --------

OTHER INCOME (DEDUCTIONS)
     Interest income and other, net                        2.3            14.3
     Interest expense and related charges                (41.6)          (40.3)
                                                      --------        --------
Total Other Income (Deductions)                          (39.3)          (26.0)
                                                      --------        --------

INCOME BEFORE INCOME TAXES                               214.9           230.6
Income Taxes                                              67.4            67.9
                                                      --------        --------

NET INCOME                                            $  147.5        $  162.7
                                                      ========        ========

EARNINGS PER SHARE OF COMMON STOCK                    $   2.66        $   2.94

DIVIDENDS PAID PER SHARE OF COMMON STOCK              $   0.25        $   0.15

AVERAGE COMMON SHARES OUTSTANDING (thousands)           55,511          55,332


The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

Columbia Energy Group and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                  As of
                                                         --------------------------
                                                          March 31,    December 31,
                                                            1998           1997
                                                         -----------   ------------
                                                          (unaudited)
ASSETS                                                          (millions)
Property, Plant and Equipment
    Gas utility and other plant, at original cost          $ 7,404.3    $ 7,368.9
    Accumulated depreciation                                (3,533.7)    (3,481.5)
                                                           ---------    ---------
    Net Gas Utility and Other Plant                          3,870.6      3,887.4
                                                           ---------    ---------
    Gas and oil producing properties, full cost method         671.3        660.2
    Accumulated depletion                                     (205.6)      (196.0)
                                                           ---------    ---------
    Net Gas and Oil Producing Properties                       465.7        464.2
                                                           ---------    ---------

Net Property, Plant and Equipment                            4,336.3      4,351.6
                                                           ---------    ---------

Investments and Other Assets                                    88.3         85.2
                                                           ---------    ---------

Current Assets
    Cash and temporary cash investments                         27.2         28.7
    Accounts receivable, net                                   848.3        868.5
    Gas inventory                                               50.8        226.8
    Other inventories - at average cost                         33.6         35.6
    Prepayments                                                 94.8        107.7
    Regulatory assets                                           66.0         64.6
    Underrecovered gas costs                                    17.0         41.4
    Deferred property taxes                                     58.9         80.8
    Exchange gas receivable                                    222.5        189.0
    Other                                                       46.3         64.6
                                                           ---------    ---------

Total Current Assets                                         1,465.4      1,707.7
                                                           ---------    ---------

Regulatory Assets                                              390.8        400.9
Deferred Charges                                                82.1         66.9
                                                           ---------    ---------

Total Assets                                               $ 6,362.9    $ 6,612.3
                                                           =========    =========


The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


Columbia Energy Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     As of
                                                          ---------------------------
                                                           March 31,     December 31,
                                                             1998            1997
                                                          --------        --------
                                                          (unaudited)

CAPITALIZATION AND LIABILITIES                                    (millions)
CAPITALIZATION
     Common stock equity                                  $1,926.2        $1,790.7
     Long-term debt                                        2,003.4         2,003.5
                                                          --------        --------
Total Capitalization                                       3,929.6         3,794.2
                                                          --------        --------

CURRENT LIABILITIES
     Short-term debt                                          22.0           328.1
     Accounts and drafts payable                             447.4           536.7
     Accrued taxes                                           162.3           140.9
     Accrued interest                                         66.2            29.4
     Estimated rate refunds                                   70.3            68.4
     Estimated supplier obligations                           73.9            73.9
     Transportation and exchange gas payable                  95.9            89.2
     Overrecovered gas costs                                  87.3            84.6
     Other                                                   322.0           367.0
                                                          --------        --------
Total Current Liabilities                                  1,347.3         1,718.2
                                                          --------        --------

OTHER LIABILITIES AND DEFERRED CREDITS
     Deferred income taxes, noncurrent                       635.5           618.4
     Investment tax credits                                   35.2            35.6
     Postretirement benefits other than pensions              99.0           148.8
     Regulatory liabilities                                   63.5            41.3
     Other                                                   252.8           255.8
                                                          --------        --------
Total Other Liabilities and Deferred Credits               1,086.0         1,099.9
                                                          --------        --------

TOTAL CAPITALIZATION AND LIABILITIES                      $6,362.9        $6,612.3
                                                          ========        ========

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

Columbia Energy Group and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                                    Three Months
                                                                   Ended March 31,
                                                                --------------------
                                                                  1998       1997
                                                                --------   -------
                                                                    (millions)
OPERATING ACTIVITIES
   Net income                                                   $ 147.5    $ 162.7
   Adjustments for items not requiring (providing) cash:
      Depreciation and depletion                                   73.2       71.2
      Deferred income taxes                                        18.5      (14.1)
      Earnings from equity investment, net of distributions        (0.5)       0.3
      Other - net                                                  (3.2)      (6.0)
                                                                -------    -------
                                                                  235.5      214.1
                                                                -------    -------
   Change in components of working capital:
      Accounts receivable                                          (0.8)    (128.3)
      Gas inventory                                               176.0      232.2
      Prepayments                                                  12.9        8.8
      Accounts payable                                            (52.7)    (142.2)
      Accrued taxes                                                21.4       51.3
      Accrued interest                                             36.8       36.0
      Estimated rate refunds                                        1.9       (2.0)
      Estimated supplier obligations                                 --      (37.1)
      Under/Overrecovered gas costs                                27.2      172.2
      Exchange gas receivable/payable                             (25.2)     (58.4)
      Other working capital                                        (1.2)       7.5
                                                                -------    -------
Net Cash from Operations                                          431.8      354.1
                                                                -------    -------
INVESTMENT ACTIVITIES
   Capital expenditures                                           (70.5)     (60.2)
   Other investments - net                                         (6.9)      (8.6)
                                                                -------    -------

Net Investment Activities                                         (77.4)     (68.8)
                                                                -------    -------
FINANCING ACTIVITIES
   Dividends paid                                                 (13.8)      (8.3)
   Issuance of common stock                                         2.0        4.2
   Issuance (repayment) of short-term debt                       (305.3)    (250.0)
   Other financing activities                                     (38.8)     (15.7)
                                                                -------    -------
Net Financing Activities                                         (355.9)    (269.8)
                                                                -------    -------
Increase (decrease) in Cash and Temporary Cash Investments         (1.5)      15.5
Cash and temporary cash investments at beginning of year           28.7       49.8
                                                                -------    -------
Cash and temporary cash investments at March 31 *               $  27.2    $  65.3
                                                                =======    =======

Supplemental Disclosure of Cash Flow Information
   Cash paid for interest                                           3.8        3.0
   Cash paid for income taxes (net of refunds)                      0.6       (9.6)




The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

* The Corporation considers all highly liquid short-term investments to be cash equivalents.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (continued)




Columbia Energy Group and Subsidiaries
Consolidated Statements of Common Stock Equity


                                                            As of
                                                  ----------------------------
                                                   March 31,      December 31,
                                                     1998             1997
                                                  ----------      -----------
                                                  (unaudited)
                                                          (millions)
COMMON STOCK EQUITY

Common stock, $10 par value, authorized
   100,000,000 shares, outstanding 55,523,255
   and 55,495,460 shares, respectively              $  555.2        $ 554.9

Additional paid in capital                             755.4          754.2

Retained earnings                                      616.4          482.7

Unearned employee compensation                          (0.9)          (1.1)

Accumulated Other Comprehensive Income:
   Foreign currency translation adjustment               0.1             --
                                                    --------       --------

TOTAL COMMON STOCK EQUITY                           $1,926.2       $1,790.7
                                                    ========       ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (continued)


Columbia Energy Group and Subsidiaries

NOTES

1.       Basis of Accounting Presentation

         The accompanying unaudited condensed consolidated financial statements for the Columbia Energy Group (Columbia) reflect all normal recurring adjustments which are necessary, in the opinion of management, to present fairly the results of operations in accordance with generally accepted accounting principles.

         The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Columbia's 1997 Annual Report on Form 10-K. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2.       Settlement of Retiree Benefit Obligation

         In March 1998, trusts established by Columbia purchased insurance policies that provide both medical and life insurance with respect to liabilities to a selected class of current retirees. This resulted in a settlement of $152.1 million of Columbia's obligation and a gain in the amount of $46.7 million, pre-tax. This gain is reflected in the financial statements as a $23.1 million reduction to benefits expense, and a $23.6 million liability by certain rate regulated companies.

3.       Earnings Per Share

         Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) requires dual presentation of Basic and Diluted earnings per share (EPS) by entities with complex capital structures and also requires restatement of all prior-period EPS data presented. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution if certain securities are converted into common stock.

         Under the requirements of SFAS No. 128, Columbia's EPS would be as follows:


                                                                                 Three Months
                                                                                Ended March 31,
                                                                             -------------------
  Diluted EPS Computation                                                      1998       1997
  ----------------------------------------------------------------------------------------------
  Net Income ($ millions)                                                      147.5      162.7
  ----------------------------------------------------------------------------------------------
  Denominator (thousands)
    Average common shares outstanding                                         55,511     55,332
    Dilutive potential common shares - options                                   181        126
  ----------------------------------------------------------------------------------------------
    Diluted Average Common Shares                                             55,692     55,458
  ----------------------------------------------------------------------------------------------
  Diluted Earnings Per Share of Common Stock ($)                                2.65       2.93
  ----------------------------------------------------------------------------------------------

                         PART 1 - FINANCIAL INFORMATION
               ITEM I1 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       OPERATING INCOME (LOSS) BY SEGMENT


                                                                                   Three Months
                                                                                 Ended March 31,
                                                                            -----------------------
                                                                             1998             1997
                                                                            ------           ------
                                                                                  (millions)
Transmission and Storage                                                     $119.7          $ 92.9

Distribution                                                                  120.1           140.6

Exploration and Production                                                     14.4            11.7

Marketing, Propane and Power Generation                                         0.1             9.9

Corporate                                                                      (0.1)            1.5
                                                                             ------          ------

   Total                                                                     $254.2          $256.6
                                                                             ======          =======




                  DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)


                                                                                    Three Months
                                                                                  Ended March 31,
                                                                              -----------------------
                                                                               1998              1997
                                                                              ------            -----
Actual                                                                         2,319           2,693

Normal                                                                         2,947           2,947

% Colder (warmer) than normal                                                    (21)             (9)

% Colder (warmer) than prior period                                              (14)            (13)

                         PART 1 - FINANCIAL INFORMATION
               ITEM I1 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (consolidated)
                        CONSOLIDATED RESULTS (continued)




Forward-Looking  Statements

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, competition, weather, regulatory and legislative changes as well as changes in general economic, capital and commodity market conditions many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time due to changes in the marketplace.

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

First Quarter Results

                                   Net Income

Columbia reported first quarter 1998 net income of $147.5 million, or earnings of $2.66 per share, compared to $162.7 million, or $2.94 per share, during the same period last year. This was a decrease of $15.2 million, or $0.28 per share, due largely to the 21% warmer than normal weather experienced in Columbia's service area in the first quarter of 1998. This year's January and February were the warmest on record. Compared to normal, weather reduced earnings in the first quarter of 1998 by $30.3 million, or $0.55 per share, and when compared to the same period last year, which was also warmer than normal, the reduction was $16.2 million or, $0.30 per share. Higher gross receipts and property taxes in the distribution segment and start-up costs for the marketing company also reduced current period results. Tempering these decreases was a $15 million after-tax improvement for a reduction in the cost of certain postretirement benefits reflecting a buyout of a portion of Columbia's liabilities with an insurance carrier, an $8.5 million increase to net income from the sale of certain storage base gas, as well as increased production and higher gas prices for the exploration and production segment.

                                    Revenues

For the first quarter of 1998, net revenues of $622.5 million decreased $5.6 million when compared to the same period last year, reflecting the effect of warmer weather on the distribution operations. This decrease was partially offset by a $13.4 million increase from the sale of 5 billion cubic feet (Bcf) of

                         PART 1 - FINANCIAL INFORMATION
               ITEM I1 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (consolidated)
                        CONSOLIDATED RESULTS (continued)



storage base gas, higher revenues from increased gas production and prices together with higher net revenues for gas marketing operations due to additional sales volumes. Sales for Columbia's gas marketing affiliate during the first quarter of 1998 totaled 364.2 Bcf, an increase of 257.5 Bcf, or over 240%, from the same period last year.

                                    Expenses

Operating expenses of $368.3 million for the first quarter of 1998 decreased $3.2 million when compared to the same period last year largely reflecting a reduction of $17.4 million in operation and maintenance expense. This decrease was primarily the result of a $23.1 million reduction in the cost of certain postretirement benefits, reflecting a buyout of a portion of Columbia's liabilities with an insurance carrier. The transmission and storage segment's operation and maintenance expense also decreased as a result of cost conservation measures and efficiencies gained through recently implemented restructuring activities. Tempering these improvements was approximately $13 million of start-up costs for the marketing operations. Depreciation and depletion expense increased $2 million due to an increase in depletion expense for the exploration and production segment resulting from the acquisition of Alamco, Inc. and higher depletable revenues. Higher gross receipts and property taxes in the distribution segment led to the $12.2 million increase in other taxes.

                            Other Income (Deductions)

First quarter 1998 Other Income (Deductions), which includes other income and interest expense, reduced income by $39.3 million compared to a decrease of $26 million in the same period last year. Other income of $2.3 million decreased $12 million when compared to the same period last year due largely to an $8.5 million gain recorded in 1997 for a payment received from the deactivation of a storage field that allowed the owner of the coal reserves to mine the property. Also reducing other income was reduced interest income on temporary cash investments. Interest expense of $41.6 million increased $1.3 million from the first quarter of 1997 primarily reflecting increased interest on short-term borrowings. Both periods included $35.1 million of interest expense on long-term debt.

                                  Income Taxes

Income tax expense remained relatively unchanged at $67.4 million despite lower income; however, income tax expense was reduced $10 million in 1998 and $12.8 million in the first three months of 1997 for a reduction in the effective state income tax rate due to the implementation of tax planning initiatives.

                         Liquidity and Capital Resources

A significant portion of Columbia's operations is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand, together with external short-term and long-term financing, as needed, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

For the first three months of 1998, net cash from operations was $431.8 million, a $77.7 million increase over the same period last year due largely to improved cash from working capital despite reduced sales attributable to warmer first quarter weather. Working capital changes improved cash from operations $196.3 million compared to $140 million in the same quarter last year. The working capital improvement reflected changes in receivables and payables that included an increase in the use of

                         PART 1 - FINANCIAL INFORMATION
               ITEM I1 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (consolidated)
                        CONSOLIDATED RESULTS (continued)



storage inventory and reduced purchases from producers. This improvement more than offset a decrease in the overrecovery of gas costs by the distribution subsidiaries. The decrease in the overrecovery position primarily reflects higher gas prices in the current period compared to the same quarter in 1997. The recovery of the commodity portion of the distribution subsidiaries' rates is provided for under the current regulatory process.

Columbia satisfies its liquidity requirements through internally generated funds and the use of two unsecured bank revolving credit facilities that total $1.35 billion (Credit Facilities). The Credit Facilities were established in March 1998, and replaced the $1 billion five-year revolving credit facility entered into by Columbia in November 1995. The Credit Facilities also support Columbia's commercial paper program.

Columbia's $1.35 billion Credit Facilities consist of a $900 million five-year revolving credit facility and a $450 million 364-day revolving credit facility with a one-year term loan option. The five-year facility provides for the issuance of up to $300 million of letters of credit.

As of March 31, 1998, Columbia had approximately $42.8 million of letters of credit outstanding under the Credit Facilities. Under Columbia's commercial paper program, $22 million was outstanding at March 31, 1998.

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

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                      TRANSMISSION AND STORAGE OPERATIONS
                      -----------------------------------

                                                   Three Months
                                                  Ended March 31,
                                               -----------------------
                                                1998             1997
                                               ------           ------
OPERATING REVENUES
     Transportation revenues                   $180.1           $180.2
     Storage revenues                            46.6             43.5
     Other revenues                              20.6              9.7
                                               ------           ------
Total Operating Revenues                        247.3            233.4
                                               ------           ------

OPERATING EXPENSES
     Operation and maintenance                   85.9            100.1
     Depreciation                                26.0             26.3
     Other taxes                                 15.7             14.1
                                               ------           ------
Total Operating Expenses                        127.6            140.5
                                               ------           ------

OPERATING INCOME                               $119.7           $ 92.9
                                               ======           ======

THROUGHPUT (BCF)
Transportation
     Columbia Transmission
          Market area                           356.7            377.8
     Columbia Gulf
          Main-line                             130.7            151.0
          Short-haul                             62.2             62.0
          Intrasegment eliminations            (125.0)          (144.8)
                                               ------           ------
Total Throughput                                424.6            446.0
                                               ======           ======

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                TRANSMISSION AND STORAGE OPERATIONS (continued)


Market Expansion Projects

The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Gas Transmission Corporation (Columbia Transmission) is participating and will serve as developer and operator, will transport western gas supplies to Northeast and Mid-Atlantic markets. The 442-mile pipeline will connect to TransCanada Pipe Lines Ltd. at a new Lake Erie export point and transport up to approximately 700 million cubic feet per day to Eastern markets. Eight shippers have signed agreements for the available capacity. A filing with the Federal Energy Regulatory Commission (FERC) requesting approval of the Millennium Project, was made on December 22, 1997. This filing begins the extensive review process, including opportunities for public review, communication and comment.
 The proposed in-service date is November 1999. Columbia Transmission will continue its ongoing assessment of the project's schedule during the second quarter of 1998. The current sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd., and MCN Energy.

Regulatory Matters

                           Columbia Gulf's Rate Filing

Columbia Gulf Transmission Company (Columbia Gulf) filed a general rate case in October 1996, which became effective on May 1, 1997, subject to refund. Active parties in the proceeding have unanimously agreed to the terms of settlement that was filed with the FERC on March 3, 1998. A letter approving the settlement, without modification or condition, was issued by the FERC on April 29, 1998 and will become final following a 30-day period for the filing of requests for rehearing. The approval of the settlement will not have a material impact on Columbia's consolidated financial statements.

               Columbia Transmission's Environmental Cost Recovery

Columbia Transmission's 1997 rate case settlement excluded the issue of environmental cost recovery and provided for a hearing to address these issues. The procedural schedule established by the presiding Administrative Law Judge provided for a hearing to commence in the fall of 1998. However, at the request of Columbia Transmission and other active parties, the schedule was suspended on May 5, 1998 in order to afford the parties to pursue settlement discussions. These discussions are at an early stage and it is not possible to predict whether or not they will be successful. It remains management's view that the ultimate outcome of this proceeding will not have a material impact on Columbia's consolidated financial statements.

                Challenge to Columbia Transmission's Rate Design

Pursuant to a provision of Columbia Transmission's 1997 rate settlement, the New York Public Service Commission (NYPSC) had the right to initiate a hearing challenging the appropriateness of the Straight Fixed Variable (SFV) rate design for Columbia Transmission. In a decision rendered on April 23, 1998, the presiding Administrative Law Judge dismissed the issue through grant of a motion filed jointly by several interested parties. It was found that the NYPSC failed to demonstrate that continued use of the SFV rate design on Columbia Transmission's system would be unjust or unreasonable.

Sale of Certain Facilities

As previously reported in Columbia's 1997 Annual Report on Form 10-K, Columbia Transmission has agreed to sell certain natural gas pipeline facilities that consist of approximately 341 miles of pipeline, together with property and associated facilities, located in New York and Pennsylvania. Columbia Transmission will seek approval from the FERC to abandon the facilities in the second quarter of 1998. The sale of these assets will not have a material impact on Columbia's financial results.

Also as previously reported in Columbia's 1997 Annual Report on Form 10-K, Columbia Transmission is in the process of selling its gathering facilities. As part of this process, Columbia Transmission's anticipated sale of 750 miles of gathering facilities by the second quarter of 1998 to Columbia Natural Resources Inc. may be delayed due to a dispute with a gas distribution company. The delay in the sale of these assets is not expected to have a material impact on Columbia's financial results.

Bankruptcy-related Producer Claim

On April 27, 1998, the Claims Mediator issued a recommended finding disallowing the claim of KV Oil & Gas (KV). The Claims Mediator concluded that Columbia Transmission was not obligated to purchase gas under the

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                TRANSMISSION AND STORAGE OPERATIONS (continued)



KV contracts due to permanent release and therefore, the KV claim was not valid. Columbia Transmission will file a motion to have the claim disallowed by the Bankruptcy Court. Only two producer claims remain to be resolved by the Bankruptcy Court.

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

Consistent with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," a regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. As noted above, Columbia Transmission's 1997 rate settlement excluded the issue of environmental cost recovery and ordered a hearing to address this issue. Columbia Transmission continues to pursue recovery of environmental expenditures from its insurance carriers and has met with some success; however at this time, management is unable to determine the total amount or final disposition of any such recovery. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations and the long period over which expenditures will be made.

Throughput

Columbia Transmission's throughput consists of transportation and storage services for local distribution companies and other customers within its market area which covers fifteen northeastern, midatlantic, midwestern and southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana, to West Virginia and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana.

Total throughput for the transmission and storage segment totaled 424.6 Bcf for the first quarter of 1998, a decrease of 21.4 Bcf from the same period last year. This decline was primarily due to the warmer weather experienced during the first quarter of 1998. Tempering the decline were new contracts resulting from Columbia Transmission's market expansion project. Under FERC Order No. 636, a significant portion of the transmission and storage segment's fixed costs are being recovered through a monthly demand charge. As a result, variations in throughput do not have a significant impact on income.

Operating Revenues

Total operating revenues of $247.3 million for the first quarter of 1998 increased $13.9 million over the same period in 1997. After adjusting for the recovery of upstream transportation costs and certain other revenues that are fully offset in operating expense, current operating revenues increased $16.1 million. This increase was largely due to the sale of approximately 5 Bcf of base gas volumes that were part of Columbia Transmission's overall rate case settlement in 1997. Increased revenues from transportation and storage services, primarily related to Columbia Transmission's market expansion contracts, also contributed to the improvement. Tempering these improvements were reduced revenues resulting from the sale of certain gathering facilities in 1997.

Operating Income

First quarter 1998 total operating income for the transportation and storage segment was $119.7 million, an increase of $26.8 million over the first three months of 1997. This improvement reflected $13.9 million

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                TRANSMISSION AND STORAGE OPERATIONS (continued)



higher operating revenues, as discussed previously, and $12.9 million lower operating expenses. Operation and maintenance expenses declined $14.2 million primarily reflecting savings achieved through the implementation of restructuring initiatives and a $4.5 million reduction in the cost of certain postretirement benefits, as discussed previously. In 1997, franchise taxes were $1.2 million lower due to the prior year adjustment on the consolidated tax return filing.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                TRANSMISSION AND STORAGE OPERATIONS (continued)


                             DISTRIBUTION OPERATIONS
                             -----------------------

                                                                       Three Months
                                                                      Ended March 31,
                                                                  -----------------------
                                                                   1998            1997
                                                                  ------         --------
                                                                        (millions)
NET REVENUES
     Sales revenues                                               $744.0         $1,025.2
     Less: Cost of gas sold                                        481.5            719.1
                                                                  ------         --------
     Net Sales Revenues                                            262.5            306.1
                                                                  ------         --------

     Transportation revenues                                        57.7             42.1
     Less: Associated gas costs                                      5.6              2.9
                                                                  ------         --------
     Net Transportation Revenues                                    52.1             39.2
                                                                  ------         --------

Net Revenues                                                       314.6            345.3
                                                                  ------         --------

OPERATING EXPENSES
     Operation and maintenance                                      91.9            110.2
     Depreciation                                                   33.8             35.6
     Other taxes                                                    68.8             58.9
                                                                  ------         --------
Total Operating Expenses                                           194.5            204.7
                                                                  ------         --------

OPERATING INCOME                                                  $120.1         $  140.6
                                                                  ======         ========

THROUGHPUT (BCF)
     Sales
          Residential                                               72.0             88.4
          Commercial                                                26.6             34.1
          Industrial and other                                       1.6              0.3
                                                                  ------         --------
     Total Sales                                                   100.2            122.8
     Transportation                                                 84.1             72.0
                                                                  ------         --------
Total Throughput                                                   184.3            194.8
Off-System Sales                                                    29.0             31.3
                                                                  ------         --------
Total Sold or Transported                                          213.3            226.1

SOURCES OF GAS FOR THROUGHPUT (BCF)
     Sources of Gas Sold
          Spot market*                                              61.4             61.6
          Producers                                                  5.7             11.5
          Storage withdrawals (injections)                          63.7             82.7
          Other                                                     (1.6)            (1.7)
                                                                  ------         --------
     Total Sources of Gas Sold                                     129.2            154.1
          Transportation received for delivery to customers         84.1             72.0
                                                                  ------         --------
Total Sources                                                      213.3            226.1
                                                                  ======         ========


* Purchase contracts of less than one year.

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



                      DISTRIBUTIONS OPERATIONS (continued)


Market Conditions

Weather in the areas served by Columbia's distribution subsidiaries (Distribution) in January and February 1998 was the warmest on record. For the first quarter of 1998, the weather was 21% warmer than normal and 14% warmer than the first quarter of 1997. As a result, Distribution's weather-sensitive deliveries declined 16 Bcf when compared to the same period last year.

Regulatory Matters

On March 31, 1998, Columbia Gas of Ohio, Inc. (Columbia of Ohio) filed a request with the Public Utilities Commission of Ohio (PUCO) seeking approval to extend its Customer CHOICE(R) program to all of its nearly 1.3 million Ohio customers. PUCO approval of the expansion is expected in mid-to-late spring, with implementation by late summer 1998.

In February 1998, Columbia Gas of Virginia, Inc. (Columbia of Virginia) received the Virginia State Corporation Commission (VSCC) report in its rate case filed in May 1997. Columbia of Virginia requested an annual increase of approximately $8.5 million to recover normal increases in the cost of service; however, the VSCC staff recommended no increase in annual revenue for Columbia of Virginia in its report. On March 5, 1998, Columbia of Virginia filed rebuttal testimony, countering the staff's recommendation. The VSCC staff filed supplemental testimony, updating its recommended annual increase to $1.1 million. The hearing concluded April 2, 1998 and post-hearing briefs will be submitted approximately 60 days thereafter.

On March 9, 1998, Columbia of Virginia filed a notice with the VSCC stating the company's intention to file a new general rate case in May 1998.

On April 24, 1998, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) filed for permission from the Pennsylvania Public Utility Commission (PPUC) to expand its pilot Customer CHOICE(R) program into five new counties in the second quarter of 1998. Programs are already in operation in Allegheny and Washington counties and the proposed extension would mean that approximately two-thirds of Columbia of Pennsylvania's customer base of 382,000 would be eligible to participate in the Customer CHOICE(R) program.

On February 25, 1998, the Maryland Public Service Commission (MPSC) approved the agreement reached by Columbia of Maryland, Inc. with the MPSC staff and the Maryland People's Counsel. The agreement, as reported in Columbia's 1997 Annual Report on Form 10-K, provides for an annual revenue increase of $200,000. The increased rates went into effect with customer bills processed after March 15, 1998.

Throughput

For the quarter ended March 31, 1998, throughput of 184.3 Bcf was 10.5 Bcf lower than the same period last year as the impact of the unusually warm weather on tariff sales was only partially offset by customer growth, an increase in transportation volumes and the return to full production of a manufacturing facility which had been idled by a labor strike during the first quarter of 1997.

Net Revenues

Net revenues for the quarter ended March 31, 1998, were $314.6 million, down $30.7 million from the first quarter of 1997. This decrease primarily reflects the adverse impact of warm weather, which was only partially offset by the beneficial effect of a Columbia of Ohio regulatory settlement.

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



                      DISTRIBUTION OPERATIONS (continued)




Operating Income

Operating Income for the first quarter of 1998 of $120.1 million was down $20.5 million from the same period last year due to the decline in net revenues tempered by a $10.2 million decrease in operating expenses. Operation and maintenance expense was down $18.3 million primarily reflecting a $15 million adjustment to benefits expense to reflect a reduction in certain postemployment benefit costs. Other taxes were up $9.9 million primarily due to higher gross receipts and property taxes. The recognition of gross receipts taxes generally lags several months from the recording of the associated revenues.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                     EXPLORATION AND PRODUCTION OPERATIONS
                     -------------------------------------

                                            Three Months
                                           Ended March 31,
                                         ------------------
                                          1998        1997
                                         ------      ------
                                             (millions)
OPERATING REVENUES
     Gas                                  $33.6     $ 27.9
     Other                                  3.8        1.1
                                          -----     ------
Total Operating Revenues                   37.4       29.0
                                          -----     ------

OPERATING EXPENSES
     Operation and maintenance             10.4        8.7
     Depreciation and depletion            10.2        6.8
     Other taxes                            2.4        1.8
                                          -----     ------
Total Operating Expenses                   23.0       17.3
                                          -----     ------
OPERATING INCOME                          $14.4     $ 11.7
                                          =====     ======


GAS PRODUCTION STATISTICS
Production (Bcf)                            9.9        8.3

Average Price (per Mcf)                  $ 3.38     $ 2.76

OIL AND LIQUIDS PRODUCTION STATISTICS
Production (000Bbls)                         58         52

Average Price (per Bbl)                  $14.31     $21.07

                         PART 1 - FINANCIAL INFORMATION
                    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                     EXPLORATION AND PRODUCTION (continued)




Drilling Activity

Through the first quarter of 1998, Columbia Natural Resources, Inc. (Columbia Resources) participated in 16 gross wells of which 75% were successful. These wells added 2.5 net billion cubic feet equivalent (Bcfe) to reserves, an increase of 1.1 net Bcfe over the first quarter of 1997. Drilling activity is up 45 percent from 1997 primarily due to the acquisition of Alamco, Inc. (Alamco) and significant natural gas discoveries in New York.

Volumes

Gas production during the first quarter of 1998 increased nearly 20% over the prior period to 9.9 Bcf as the result of the Alamco acquisition, successful exploratory drilling in New York and Columbia Resources' aggressive 1997 drilling program. Oil and liquids production of 57,900 barrels decreased nearly 6,000 barrels from the first quarter of 1997.

Revenues

Revenues of $37.4 million for the first quarter of 1998 increased $8.4 million from the same period last year. Gas revenues increased $5.7 million due to the increase in volumes and higher gas prices. For the quarter ended March 31, 1998, Columbia Resources' average gas sales price was $3.38 per Mcf compared to $2.76 per Mcf in the first quarter of 1997. The stronger natural gas prices reflected the benefit of hedging activity last fall when prices were near their peak. In addition, third party gathering revenues increased more than $2 million. As previously reported in Columbia's 1997 Annual Report on Form 10-K, certain gathering facilities were transferred from Columbia Transmission to Columbia Resources in the third quarter of 1997. In the first quarter of 1997, $4.1 million of revenues were recorded to reflect a payment made by a cogeneration partnership to allow it to terminate its gas purchase contract with Columbia Resources.

Operating Income

Operating income for the current quarter increased $2.7 million to $14.4 million from 1997 first quarter results. The revenue improvement was largely offset by higher operation and maintenance expense due to the additional costs associated with the acquisition of Alamco and the transfer of the gathering facilities as well as an increase in depletion expense due to higher prices.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


               MARKETING, PROPANE AND POWER GENERATION OPERATIONS
               --------------------------------------------------

                                                        Three Months
                                                       Ended March 31,
                                                    --------------------
                                                     1998          1997
                                                    ------        ------
                                                         (millions)
NET REVENUES
     Gas marketing revenues                         $859.1        $305.7
     Less: Products purchased                        847.8         300.4
                                                    ------        ------
     Net Gas Marketing Revenues                       11.3           5.3
                                                    ------        ------

     Propane revenues                                 26.3          28.5
     Less: Products purchased                         12.9          16.2
                                                    ------        ------
     Net Propane Revenues                             13.4          12.3
                                                    ------        ------

     Other Revenues                                    1.5           5.9
                                                    ------        ------

Net Revenues                                          26.2          23.5
                                                    ------        ------

OPERATING EXPENSES
     Operation and maintenance                        23.3          11.9
     Depreciation                                      1.7           0.9
     Other taxes                                       1.1           0.8
                                                    ------        ------
Total Operating Expenses                              26.1          13.6
                                                    ------        ------

OPERATING INCOME                                    $  0.1        $  9.9
                                                    ======        ======

PROPANE SALES (MILLIONS OF GALLONS)
     Retail                                           22.8          21.1
     Wholesale and Other                               2.0           3.7
                                                    ------        ------
Total Propane Sales                                   24.8          24.8
                                                    ======        ======

MARKETING SALES
     Gas Sales (billion cubic feet)                  364.2         106.7
     Power Sales (thousand megawatt hours)           304.8          --

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         MARKETING, PROPANE AND POWER GENERATION OPERATIONS (continued)

Columbia Joins Power Pool

In the first quarter of 1998, Columbia Energy Services Corporation (Columbia Energy Services), through a subsidiary, joined the Pennsylvania-New Jersey-Maryland (PJM) electric power pool that covers much of the heavily populated mid-Atlantic region of the U.S. Columbia Energy Services began trading electric power in late-1997. Membership in the PJM gives Columbia Energy Services access to the region's high voltage transmission lines to send power through the pool or to deliver it to customers within the region and will serve as an integral part of Columbia Energy Services' retail customer choice program.

Propane Acquisition

In May 1998, Columbia Propane Corporation announced it had purchased the propane assets of the Frederick Division of Washington Gas Light Company. This division sells approximately 1.4 million gallons of propane annually to 2,900 customers in the Frederick, Maryland area.

Net Revenues

Net revenues of $26.2 million for the first quarter of 1998 increased $2.7 million from the same period last year. Sales volumes for Columbia Energy Services were over 240% more than last year's level, reflecting the significant growth of Columbia Energy Services, including the effect of the PennUnion Energy Services L.L.C. acquisition and the agreement with Kerr-McGee Corporation to purchase and market its off-shore natural gas production. However, much of the growth came from increased lower-margin wholesale sales which reduced Columbia Energy Services' average margins for the current quarter that partially offset the impact of higher sales volumes. In total, gas marketing net revenues increased $6 million. Propane net revenues for the first quarter of 1998 were up $1.1 million due to 5% higher margins, reflecting an increase in sales to retail customers. Propane volumes remained unchanged as the addition of four new districts acquired with the purchase of both Supertane Gas Corporation's assets and certain assets of Central Jersey Propane, Inc., known as Ace Gas, offset the decline due to the warmer weather experienced in the first quarter of 1998. In the first quarter of 1997, Columbia Electric recorded a $3.2 million improvement from the assumption of the Binghamton Partnership fuel transportation contract.

Operating Income

Operating income of $100,000 decreased $9.8 million from the first quarter of 1997. The increase in net revenues was more than offset by higher operating costs associated with growing the gas marketing operations and building its infrastructure. These costs include, among other things, implementing operational improvements and increasing its staffing levels.



                         PART 1 - FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes regarding quantitative and qualitative disclosures about market risk from the information reported in Columbia's 1997 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION




Item l.   Legal Proceedings

          No new reportable matters have arisen and there have been no material developments in any legal proceedings reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1997.


Item 2.    Changes in Securities and Use of Proceeds

              None


Item 3.   Defaults Upon Senior Securities

              None


Item 4.   Submission of Matters to a Vote of Security Holders

              None


Item 5.   Other Information

               None


Item 6.   Exhibits and Reports on Form 8-K

               Exhibit
               Number
               -------
                12 Statements of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

                27       Financial Data Schedule


               The following reports on Form 8-K were filed during the first quarter of 1998.

                                       Financial
                        Item          Statements
                     Reported          Included       Date of Event          Date Filed
                     --------         ----------     ----------------      --------------
                          5              Yes *          April 20, 1998        April 22, 1998
                          5               No          January 16, 1998      January 20, 1998
                          5              Yes **       January 23, 1998      January 26, 1998


          * Summary of Financial and Operational data for three months ended March 31, 1998.

          ** Summary of Financial and Operational data for twelve and three months ended December 31, 1997.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                Columbia Energy Group
                                             ---------------------------
                                                    (Registrant)









Date: May 13, 1998                        By:  /s/ Jeffrey W. Grossman
                                             ---------------------------
                                                   Jeffrey W. Grossman
                                              Vice President and Controller
                                              (Principal Accounting Officer
                                               and Duly Authorized Officer)