Form 10-Q
period 1998-06-30
COLUMBIA ENERGY GROUP
filed 1998-08-14
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly period ended JUNE 30, 1998
                                                     -------------

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from        to
                                                ------    ------

                          Commission file number 1-1098
                                                 ------


                              COLUMBIA ENERGY GROUP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                            Delaware                       13-1594808
                ----------------------------------------------------------
                (State or other jurisdiction of           (IRS Employer
                 incorporation or organization)        Identification No.)

             13880 Dulles Corner Lane, Herndon, VA            20171-4600
            ------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)



        Registrant's telephone number, including area code (703) 561-6000
                                                           --------------


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $10 Par Value: 83,371,109 shares outstanding at June 30, 1998.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I              FINANCIAL INFORMATION
------              ---------------------
Item 1              Financial Statements

                        Statements of Consolidated Income                                                     3

                        Condensed Consolidated Balance Sheets                                                 4

                        Consolidated Statements of Cash Flows                                                 6

                        Consolidated Statements of Common Stock Equity                                        7

                        Notes                                                                                 8


Item 2              Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                        11


Item 3              Quantitative and Qualitative Disclosures About Market Risks                              30


PART II             OTHER INFORMATION
-------             -----------------
Item 1              Legal Proceedings                                                                        30

Item 2              Changes in Securities and Use of Proceeds                                                31

Item 3              Defaults Upon Senior Securities                                                          31

Item 4              Submission of Matters to a Vote of Security Holders                                      31

Item 5              Other Information                                                                        32

Item 6              Exhibits and Reports on Form 8-K                                                         32

                    Signature                                                                                33

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                   Three Months                             Six Months
                                                                  Ended June 30,                          Ended June 30,
                                                      ----------------------------------       -------------------------------
                                                            1998                1997              1998                 1997
                                                      ----------------    --------------       ------------      -------------
                                                                         (millions, except per share amounts)
NET REVENUES
    Energy sales                                          $1,149.0             $ 629.5         $2,748.6             $1,960.2
    Less:  Products purchased                                936.8               400.3          2,156.0              1,297.0
                                                          --------             -------         --------             --------

    Gross Margin                                             212.2               229.2            592.6                663.2

    Transportation                                           121.5               120.3            282.7                268.8
    Production gas sales                                      11.7                 8.4             29.1                 13.7
    Other                                                     40.2                49.2            103.7                 89.5
                                                          --------             -------         --------             --------
Total Net Revenues                                           385.6               407.1          1,008.1              1,035.2
                                                          --------             -------         --------             --------

OPERATING EXPENSES
    Operation                                                192.8               200.6            377.2                399.5
    Maintenance                                               24.1                26.8             45.8                 51.4
    Depreciation and depletion                                52.8                49.2            126.0                120.4
    Other taxes                                               45.0                46.2            134.0                123.0
                                                          --------             -------         --------             --------
Total Operating Expenses                                     314.7               322.8            683.0                694.3
                                                          --------             -------         --------             --------

OPERATING INCOME                                              70.9                84.3            325.1                340.9
                                                          --------             -------         --------             --------

OTHER INCOME (DEDUCTIONS)
    Interest income and other, net                             3.2                 6.1              5.5                 20.4
    Interest expense and related charges                     (38.5)              (38.0)           (80.1)               (78.3)
                                                          --------             -------         --------             --------
Total Other Income (Deductions)                              (35.3)              (31.9)           (74.6)               (57.9)
                                                          --------             -------         --------             --------

INCOME BEFORE INCOME TAXES                                    35.6                52.4            250.5                283.0
Income Taxes                                                  12.8                17.5             80.2                 85.4
                                                          --------             -------         --------             --------

NET INCOME                                                $   22.8             $  34.9         $  170.3             $  197.6
                                                          ========             =======         ========             ========

EARNINGS PER SHARE OF COMMON STOCK*                       $   0.27             $  0.42         $   2.04             $   2.38

DIVIDENDS PAID PER SHARE OF COMMON STOCK*                 $   0.20             $  0.17         $   0.37             $   0.27

AVERAGE COMMON SHARES OUTSTANDING (thousands)*              83,335              83,050           83,299               83,019


* All per share amounts and average common shares outstanding have been restated to reflect a three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)





Columbia Energy Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                       As of
                                                                               -----------------------------------------------------
                                                                                     June 30,                        December 31,
                                                                                       1998                              1997
                                                                               ---------------------             -------------------
                                                                                   (unaudited)
ASSETS                                                                                               (millions)
PROPERTY, PLANT AND EQUIPMENT
    Gas utility and other plant, at original cost                                   $ 7,457.7                           $ 7,368.9
    Accumulated depreciation                                                         (3,555.3)                           (3,481.5)
                                                                                    ---------                           ---------
    Net Gas Utility and Other Plant                                                   3,902.4                             3,887.4
                                                                                    ---------                           ---------

    Gas and oil producing properties, full cost method
       United States cost center                                                        672.4                               660.2
       Canadian cost center                                                               3.7                                   -
    Accumulated depletion                                                              (212.3)                             (196.0)
                                                                                    ---------                           ---------
    Net Gas and Oil Producing Properties                                                463.8                               464.2
                                                                                    ---------                           ---------
Net Property, Plant and Equipment                                                     4,366.2                             4,351.6
                                                                                    ---------                           ---------

INVESTMENTS AND OTHER ASSETS                                                             96.9                                85.2
                                                                                    ---------                           ---------

CURRENT ASSETS
    Cash and temporary cash investments                                                  47.7                                28.7
    Accounts receivable, net                                                            723.9                               868.5
    Gas inventory                                                                       130.1                               226.8
    Other inventories - at average cost                                                  31.0                                35.6
    Prepayments                                                                          79.1                               107.7
    Regulatory assets                                                                    63.3                                64.6
    Underrecovered gas costs                                                             13.3                                41.4
    Deferred property taxes                                                              39.2                                80.8
    Exchange gas receivable                                                             209.0                               189.0
    Other                                                                                42.7                                64.6
                                                                                    ---------                           ---------
Total Current Assets                                                                  1,379.3                             1,707.7
                                                                                    ---------                           ---------

REGULATORY ASSETS                                                                       383.0                               400.9
DEFERRED CHARGES                                                                         76.6                                66.9
                                                                                    ---------                           ---------

TOTAL ASSETS                                                                        $ 6,302.0                           $ 6,612.3
                                                                                    =========                           =========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         ITEM 1 - FINANCIAL STATEMENTS
                 PART I - FINANCIAL INFORMATION (CONTINUED)


Columbia Energy Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             As of
                                                                     ------------------------------------------------------
                                                                           June 30,                       December 31,
                                                                             1998                             1997
                                                                     ---------------------            ---------------------
                                                                         (unaudited)
CAPITALIZATION AND LIABILITIES                                                            (millions)
CAPITALIZATION
    Common stock equity                                                    $1,935.0                         $1,790.7
    Long-term debt                                                          2,002.2                          2,003.5
                                                                           --------                         --------
Total Capitalization                                                        3,937.2                          3,794.2
                                                                           --------                         --------

CURRENT LIABILITIES
    Short-term debt                                                            45.9                            328.1
    Accounts and drafts payable                                               455.2                            536.7
    Accrued taxes                                                             109.9                            140.9
    Accrued interest                                                           32.8                             29.4
    Estimated rate refunds                                                     53.7                             68.4
    Estimated supplier obligations                                             72.6                             73.9
    Transportation and exchange gas payable                                   124.6                             89.2
    Overrecovered gas costs                                                    67.8                             84.6
    Other                                                                     315.6                            367.0
                                                                           --------                         --------
Total Current Liabilities                                                   1,278.1                          1,718.2
                                                                           --------                         --------

OTHER LIABILITIES AND DEFERRED CREDITS
    Deferred income taxes, noncurrent                                         644.4                            618.4
    Investment tax credits                                                     34.9                             35.6
    Postretirement benefits other than pensions                               102.7                            148.8
    Regulatory liabilities                                                     46.3                             41.3
    Other                                                                     258.4                            255.8
                                                                           --------                         --------
Total Other Liabilities and Deferred Credits                                1,086.7                          1,099.9
                                                                           --------                         --------

TOTAL CAPITALIZATION AND LIABILITIES                                       $6,302.0                         $6,612.3
                                                                           ========                         ========

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



Columbia Energy Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                            Six Months
                                                                                          Ended June 30,
                                                                     -------------------------------------------------
                                                                           1998                            1997
                                                                     ------------------              -----------------
                                                                                        (millions)
OPERATING ACTIVITIES
   Net income                                                            $ 170.3                         $ 197.6
   Adjustments for items not requiring (providing) cash:
      Depreciation and depletion                                           126.0                           120.4
      Deferred income taxes                                                 34.3                            (6.5)
      Earnings from equity investment, net of distributions                 (3.7)                           (0.6)
      Other - net                                                           (3.3)                          (28.0)
                                                                         -------                         -------
                                                                           323.6                           282.9
   Change in components of working capital:
      Accounts receivable                                                  123.1                             2.8
      Gas inventory                                                         96.7                            84.6
      Prepayments                                                           28.6                           (31.4)
      Accounts payable                                                     (25.0)                           54.4
      Accrued taxes                                                        (31.0)                           33.3
      Accrued interest                                                       3.4                             2.5
      Estimated rate refunds                                               (14.7)                          (27.1)
      Estimated supplier obligations                                        (1.3)                          (37.1)
      Under/Overrecovered gas costs                                         11.3                           207.3
      Exchange gas receivable/payable                                       15.9                           (11.0)
      Other working capital                                                 21.6                            10.9
                                                                         -------                         -------
Net Cash from Operations                                                   552.2                           572.1
                                                                         -------                         -------

INVESTMENT ACTIVITIES
   Capital expenditures                                                   (163.4)                         (141.4)
   Other investments - net                                                  (8.5)                           (8.6)
                                                                         -------                         -------
Net Investment Activities                                                 (171.9)                         (150.0)
                                                                         -------                         -------

FINANCING ACTIVITIES
   Retirement of long-term debt                                             (0.9)                           (0.5)
   Dividends paid                                                          (31.1)                          (22.1)
   Issuance of common stock                                                  5.4                             5.5
   Issuance (repayment) of short-term debt                                (281.4)                         (250.0)
   Other financing activities                                              (53.3)                          (14.6)
                                                                         -------                         -------
Net Financing Activities                                                  (361.3)                         (281.7)
                                                                         -------                         -------

Increase in Cash and Temporary Cash Investments                             19.0                           140.4
Cash and temporary cash investments at beginning of year                    28.7                            49.8
                                                                         -------                         -------
Cash and temporary cash investments at June 30 *                         $  47.7                         $ 190.2
                                                                         =======                         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                                   74.5                            71.6
   Cash paid for income taxes (net of refunds)                              32.0                            34.7

* Columbia considers all highly liquid short-term investments to be cash equivalents.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

                                                                                              As of
                                                                             ------------------------------------
                                                                                 June 30,         December 31,
                                                                                   1998               1997
                                                                             ----------------   -----------------
                                                                                (unaudited)
                                                                                          (millions)
COMMON STOCK EQUITY

Common stock, $10 par value, authorized
   100,000,000 shares, outstanding 83,371,109
   and 55,495,460* shares, respectively                                          $  833.7           $  554.9

Additional paid in capital                                                          758.3              754.2

Retained earnings                                                                   344.0              482.7

Unearned employee compensation                                                       (0.9)              (1.1)

Accumulated Other Comprehensive Income:
   Foreign currency translation adjustment                                           (0.1)                 -
                                                                                 --------           --------

TOTAL COMMON STOCK EQUITY                                                        $1,935.0           $1,790.7
                                                                                 ========           ========

* The common shares outstanding for December 31, 1997 do not reflect the three-for-two common stock split, effected on June 15, 1998.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries

NOTES

1.          Basis of Accounting Presentation
            The accompanying unaudited condensed consolidated financial statements for the Columbia Energy Group (Columbia) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with generally accepted accounting principles.

            The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Columbia's 1997 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the first quarter of 1998. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2.          Settlement of Retiree Benefit Obligation
            In March 1998, trusts established by Columbia purchased insurance policies that provide both medical and life insurance with respect to liabilities to a selected class of current retirees. This resulted in a settlement of $152.1 million of Columbia's obligation and a gain in the amount of $46.7 million, pre-tax. This gain is reflected in the financial statements as a $23.1 million reduction to benefits expense, and a $23.6 million liability of certain rate-regulated companies.

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

            Under the requirements of SFAS No. 128, Columbia's Diluted EPS is as follows:


                                                                                Three Months                   Six Months
                                                                               Ended June 30,                 Ended June 30,
                                                                            --------------------         ---------------------
             Diluted EPS Computation                                         1998           1997           1998           1997
             =================================================================================================================
             Net Income (millions)                                          $  22.8       $  34.9        $ 170.3       $ 197.6
             -----------------------------------------------------------------------------------------------------------------
             Denominator (thousands)
               Average common shares outstanding                             83,335        83,050         83,299        83,019
               Dilutive potential common shares - options                       391           235            391           235
             -----------------------------------------------------------------------------------------------------------------
               Diluted Average Common Shares                                 83,726        83,285         83,690        83,254
             -----------------------------------------------------------------------------------------------------------------
             DILUTED EARNINGS PER SHARE OF COMMON STOCK                     $  0.27       $  0.42        $  2.03       $  2.37
             =================================================================================================================

            The number of shares reflect a three-for-two common stock split effected in the form of a stock dividend (see Note 4).

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

4.          Stock Split Effected in the Form of a Stock Dividend
            On May 20, 1998, Columbia's board of directors approved a three-for-two common stock split, effected in the form of a 50% stock dividend (stock split), on June 15, 1998, payable to shareholders of record as of June 1, 1998. In connection with the stock split, 27.8 million shares were issued on June 15, 1998, and $277.9 million was transferred to common stock from retained earnings. The value of fractional shares resulting from the stock split was determined at the closing price on June 1, 1998, and $0.6 million was paid in cash to the shareholders for fractional-share interests. All references in the financial statements and notes to the number of common shares outstanding and per-share amounts, except where otherwise noted, reflect the retroactive effect of the stock split.

5.          New Accounting Standards
            In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" (SOP 98-1). This statement requires the capitalization of certain internal-use software costs, once certain criteria are met. Columbia adopted this statement in June 1998, retroactive to the beginning of the year. The adoption of SOP 98-1 did not have a material effect on Columbia's financial statements.

            In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). This statement requires that certain costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Columbia does not anticipate that the adoption of this statement will have a significant impact on the consolidated financial statements.

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Columbia does not anticipate that the adoption of this statement will have a significant impact on the consolidated results of operations.

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

 6.         Long-Term Debt - Interest Rate Swap
            At June 30, 1998, Columbia had entered into an interest rate swap agreement through November 28, 2002, on a $50 million notional amount of its 6.61% Series B Debentures due November 28, 2002. Under the terms of the agreement, Columbia pays interest based on a floating rate index and receives interest based on a fixed rate. The effect is to modify the interest rate characterization of a portion of the long-term debt from fixed to variable.

7.          Business Segment Information
            Effective June 30, 1998, in accordance with generally accepted accounting principles, Columbia revised the presentation of its business segments. Columbia's operations are divided into five primary business segments. The transmission and storage segment offers transportation and storage services for local distribution companies and industrial and commercial customers located in Northeastern, middle Atlantic, Midwestern, and Southern states and the District of Columbia. The distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The exploration and production segment explores for, develops, produces, and markets gas and oil in the United States and in Canada. The marketing segment provides gas and electricity supply, fuel management and transportation-related services to a diverse customer base including cogenerators, local distribution companies, industrial plants, commercial businesses, joint marketing partners and residential customers. The propane, power generation and LNG segment includes the sale of propane at wholesale and retail to customers in eight states, participation in natural gas fueled electric generation projects and peaking services.

                         PART I - FINANCIAL INFORMATION
                ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                   OPERATING INCOME (LOSS) BY SEGMENT

                                                                 Three Months                              Six Months
                                                                Ended June 30,                           Ended June 30,
                                                       ---------------------------------        --------------------------------
                                                               1998         1997                        1998         1997
                                                       ---------------------------------        --------------------------------
                                                                                       (millions)

Transmission and Storage                                      $58.8        $64.8                       $176.6         $156.3

Distribution                                                   13.4         21.3                        133.5          161.9

Exploration and Production                                      8.5          5.4                         22.9           17.1

Marketing                                                      (7.6)        (0.4)                       (13.1)           0.6

Propane, Power Generation and LNG                              (0.2)        (0.2)                         7.3           10.1

Corporate                                                      (2.0)        (6.6)                        (2.1)          (5.1)
                                                              -----        -----                       ------         ------

   TOTAL                                                      $70.9        $84.3                       $325.1         $340.9
                                                              =====        =====                       ======         ======



              DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)

                                                                 Three Months                            Six Months
                                                                Ended June 30,                         Ended June 30,
                                                        -----------------------------         -------------------------------
                                                             1998            1997                 1998               1997
                                                        -------------     -----------         -------------     -------------
Actual                                                       518              837                 2,837             3,530

Normal                                                       580              580                 3,527             3,527

% Colder (warmer) than normal                                (11)              44                   (20)                -

% Colder (warmer) than prior period                          (38)              19                   (20)               (7)

                         PART I - FINANCIAL INFORMATION
                ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS

Forward-Looking Statements
The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, and Item 3 hereof contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, competition, weather, regulatory and legislative changes as well as changes in general economic, capital and commodity market conditions, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time due to changes in the marketplace.

With respect to any references made to ratings assigned to Columbia's debt securities, there can be no assurance that Columbia will be successful in maintaining its credit quality, or that such credit ratings will continue for any given period of time, or that they will not be revised downward or withdrawn entirely by the rating agencies. Credit ratings reflect only the views of the rating agencies, whose methodology and the significance of their ratings may be obtained from them.

Second Quarter Results

                                   Net Income
Columbia's second quarter 1998 net income was $22.8 million, or $0.27 per share, a decrease of $12.1 million, or $0.15 per share, from the same period last year due to 38% warmer weather and additional infrastructure investment and staffing costs in the marketing segment. The second quarter of 1998 was 11% warmer than normal, while the same period last year was 44% colder than normal. In addition, the second quarter of 1997 reflected a $12.4 million after-tax improvement from Columbia Gas Transmission Corporation's (Columbia Transmission) sale of storage base gas, as provided for by its rate settlement. Except where otherwise noted, all per share amounts are adjusted to reflect the three-for-two stock split, in the form of a stock dividend (stock split), that occurred in June 1998.

                                    Revenues
Total consolidated net revenues (operating revenues less associated products purchased costs) for the second quarter of 1998 were $385.6 million, a $21.5 million decrease from the same period last year, reflecting reduced weather-sensitive gas sales for the distribution segment and $19.1 million of revenues last year from Columbia Transmission's regulatory settlement. Tempering these decreases were higher net revenues from the marketing segment due to a significant increase in natural gas sales, as well as current period net revenues from electric power sales that began in late 1997. The increase in the marketing segment's natural gas sales was primarily in low-margin wholesale sales that significantly increased energy sales revenues and related products purchased costs.

                         PART I - FINANCIAL INFORMATION
                ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


                                    Expenses
For the three months ended June 30, 1998, operating expenses of $314.7 million were $8.1 million lower than the same period last year, primarily reflecting a $10.5 million decrease in operation and maintenance costs. This decrease was attributable to restructuring initiatives recently implemented for the transmission and distribution segments as well as $11.9 million of restructuring costs recorded last year. Partially offsetting these improvements were additional investments in the marketing segment's infrastructure and higher costs related to staff additions.

                           Other Income (Deductions)
Other Income (Deductions), which includes interest income and other and interest expense, reduced income by $35.3 million in the current quarter compared to a reduction to income of $31.9 million in the same period last year. This change primarily reflected reduced interest income on temporary cash investments.

                                  Income Taxes
For the three months ended June 30, 1998, income tax expense of $12.8 million decreased $4.7 million from the same period last year, primarily reflecting lower pre-tax income.

Six Month Results

                                   Net Income
Columbia's net income for the first half of 1998 was $170.3 million, a decrease of $27.3 million from the same period last year. After adjusting for the stock split, earnings decreased $0.34 per share to $2.04 per share. This decrease was largely due to the record-breaking first quarter warm weather that continued into the second quarter making the first six months of 1998 the warmest on record for Columbia.

Other significant items affecting net income for the first half of 1998 included the favorable effect of a $15.9 million after-tax reduction in the cost of certain postretirement benefits resulting from a buyout of a portion of those liabilities with an insurance carrier, a benefit of $10 million from tax planning initiatives and a gain of $8.7 million from the sale of certain storage volumes. In addition, lower operating expenses for the rate-regulated subsidiaries and increased gas production and prices for the exploration and production segment also contributed to the 1998 results. Reducing net income was Columbia's continued investment in its marketing operations. Net income for the first half of last year was improved $12.8 million by the implementation of tax planning initiatives, $12.4 million from Columbia Transmission's regulatory settlement and $5.5 million from a gain on the deactivation of a storage field.

                                    Revenues
For the first six months of 1998, net revenues of $1,008.1 million represented a decrease of $27.1 million from the same period last year, primarily reflecting the adverse effect of this year's warmer weather on the distribution segment and Columbia Transmission's regulatory settlement in 1997, mentioned previously. This decrease was partially offset by a $13.5 million increase in the gross margin from the marketing segment, a $13.4 million increase from the sale in the first quarter of 1998 of 5 billion cubic feet (Bcf) of storage base gas and higher revenues from increased gas production and prices. Natural gas sales for Columbia's marketing segment during the first half of 1998 totaled 711.6 Bcf, an increase of 483.2 Bcf, or over 200%, from the same period last year, while its 1998 electric power sales were 3,353,000 megawatt hours.

                                    Expenses
Operating expenses of $683 million for the six months ended June 30, 1998, decreased $11.3 million when compared to the same period last year, largely reflecting a reduction of $27.9 million in operation

                         PART I - FINANCIAL INFORMATION
                ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


and maintenance expense. This decrease was primarily the result of a $25.6 million reduction in the cost of certain postretirement benefits, reflecting a buyout with an insurance carrier of a portion of Columbia's liabilities. Last year's expenses were also higher because of $12.8 million of restructuring costs. The transmission and distribution segment's operation and maintenance expense also decreased as a result of cost conservation measures and efficiencies gained through recently implemented restructuring activities. Tempering these improvements were $27.2 million of higher operating expenses for the marketing operations. Depreciation and depletion expense increased $5.6 million due primarily to an increase in depletion expense for the exploration and production segment resulting from the acquisition of Alamco, Inc. (Alamco). Higher gross receipts and property taxes in the distribution segment were the principal reasons for the $11 million increase in other taxes.


                           Other Income (Deductions)
Through the first half of 1998, Other Income (Deductions) reduced income by $74.6 million compared to a reduction of $57.9 million in the same period last year. Interest income and other of $5.5 million from the first six months of 1998 decreased $14.9 million when compared to the same period last year due largely to an $8.5 million gain recorded in 1997 for a payment received from the deactivation of a storage field that allowed the owner of the coal reserves to mine the property. Also reducing other income was reduced interest income on temporary cash investments. Interest expense and related charges of $80.1 million increased $1.8 million from the same period in 1997 primarily reflecting increased interest on short-term borrowings. Both periods included $70.2 million of interest expense on long-term debt.

                                  Income Taxes
Income tax expense for the first six months of 1998 was $80.2 million, a decrease of $5.2 million primarily reflecting lower pre-tax income. Income benefited from reductions to income tax expense of $10 million in 1998 and $12.8 million in 1997 due to the implementation of tax planning initiatives.

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

For the first half of 1998, net cash from operations was $552.2 million, a $19.9 million decrease from the same period last year, due largely to lower cash from working capital reflecting a decrease in the overrecovery of gas costs by the distribution subsidiaries, as well as the effect of warmer weather in 1998. The decrease in the overrecovery position primarily reflects higher gas prices in the current period compared to the first half of 1997. The recovery of the commodity portion of the distribution subsidiaries' rates is provided for under the current regulatory process.

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

                         PART I - FINANCIAL INFORMATION
                ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)



Columbia's Credit Facilities consist of a $900 million five-year revolving credit facility and a $450 million 364-day revolving credit facility with a one-year term loan option. The five-year facility provides for the issuance of up to $300 million of letters of credit.

As of June 30, 1998, Columbia had outstanding approximately $134.9 million of letters of credit and $45.9 million of commercial paper.

Interest rates on borrowings under the Credit Facilities are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. The interest rate margins and facility fees on the commitment amount are based on Columbia's public debt ratings. In 1997, Fitch Investors Service (Fitch) and Standard & Poor's Ratings Group (S&P) upgraded Columbia's long-term debt rating to BBB+ and BBB+, respectively. In July 1998, Moody's Investors Service, Inc. (Moody's) upgraded Columbia's long-term debt rating to A3. Under the Credit Facilities, higher debt ratings result in lower facility fees and interest rates on borrowings. Columbia's commercial paper ratings are F-2 by Fitch, P-2 by Moody's and A-2 by S&P.

Columbia entered into a fixed-to-floating interest rate swap agreement to modify the interest characteristics of $50 million of its outstanding debt in the second quarter of 1998. As a result of this transaction, that portion of Columbia's long-term debt is now exposed to fluctuations in interest rates. In the opinion of management the overall risk to Columbia is not material.

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

Presentation of Segment Information
In accordance with generally accepted accounting principles, beginning with this report Columbia has revised its reporting of primary business segment information for the current and prior periods. Marketing operations are now reported in a separate segment rather than the former marketing, propane and power generation segment. Columbia LNG Corporation's results are now reported in the propane, power generation and LNG segment, rather than the transmission and storage segment.

Impact of Year 2000 on Computer Systems
As previously reported in Columbia's 1997 Annual Report on Form 10-K, Columbia is in the process of reviewing its computer applications and their interaction with third parties to address the Year 2000 issue. Based on the review to date, certain applications have been found not to be Year 2000 compliant. It is anticipated that all major applications will have been reviewed and, if necessary, corrected or replaced by the year 2000. At the present time, management does not anticipate that the cost of correcting or replacing those applications that are not Year 2000 compliant will have a material impact on Columbia's financial condition.

                         PART I - FINANCIAL INFORMATION
                ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                      TRANSMISSION AND STORAGE OPERATIONS

                                                             Three Months                                  Six Months
                                                            Ended June 30,                               Ended June 30,
                                                 ------------------------------------         ------------------------------------
                                                       1998                1997                     1998                1997
                                                 ----------------    ----------------         ----------------    ----------------
                                                                                    (millions)
OPERATING REVENUES
    Transportation revenues                          $ 134.5             $ 136.8                   $ 314.6             $ 317.0
    Storage revenues                                    45.7                48.3                      92.3                91.8
    Other revenues                                       4.9                22.6                      23.1                29.7
                                                     -------             -------                   -------             -------
Total Operating Revenues                               185.1               207.7                     430.0               438.5
                                                     -------             -------                   -------             -------

OPERATING EXPENSES
    Operation and maintenance                           89.0               102.5                     174.5               201.4
    Depreciation                                        24.0                26.6                      50.0                52.9
    Other taxes                                         13.3                13.8                      28.9                27.9
                                                     -------             -------                   -------             -------
Total Operating Expenses                               126.3               142.9                     253.4               282.2
                                                     -------             -------                   -------             -------

OPERATING INCOME                                     $  58.8             $  64.8                   $ 176.6             $ 156.3
                                                     =======             =======                   =======             =======


THROUGHPUT (BCF)
Transportation
    Columbia Transmission
        Market area                                    166.9               196.4                     523.6               574.2
    Columbia Gulf
        Mainline                                       151.1               161.9                     281.8               312.9
        Short-haul                                      59.4                57.0                     121.6               119.0
        Intrasegment eliminations                     (147.4)             (160.6)                   (272.4)             (305.4)
                                                     -------             -------                   -------             -------
Total Throughput                                       230.0               254.7                     654.6               700.7
                                                     =======             =======                   =======             =======

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)




Market Expansion Projects

                          Millennium Pipeline Project
The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to Northeast and middle Atlantic markets. The 442-mile pipeline will connect to TransCanada Pipe Lines Ltd. at a new Lake Erie export point and transport up to approximately 700 million cubic feet per day to eastern markets. Ten shippers have signed agreements for the available capacity. A filing with the Federal Energy Regulatory Commission (FERC), requesting approval of the Millennium Project, was made in December 1997. This filing begins the extensive review process, including opportunities for public review, communication and comment. On June 3, 1998, the Millennium Project sponsors announced that the proposed in-service date has been revised to November 1, 2000. The current sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd., and MCN Energy Group, Inc.

                                  Mainline '99
Columbia Gulf Transmission Company (Columbia Gulf) filed an application with the FERC on June 5, 1998, for authority to increase the maximum certificated capacity of its mainline facilities. The expansion project, referred to as Mainline '99, will increase Columbia Gulf's certificated capacity to nearly 2.2 Bcf/day by replacing certain compressor units and increasing the horsepower ratings of certain compressor stations. Various shippers have contracted for the additional service through an open bidding process held in 1997. Construction relating to the compressor replacements is scheduled to begin in the first quarter of 1999. The proposed in-service date for the requested Mainline '99 project is December 1, 1999, subject to regulatory approval.

Regulatory Matters

                Challenge to Columbia Transmission's Rate Design
Pursuant to a provision of Columbia Transmission's 1997 rate settlement, the New York Public Service Commission (NYPSC) had the right to request a hearing challenging the appropriateness of the Straight Fixed Variable (SFV) rate design for Columbia Transmission. In a decision rendered in April 1998, the presiding Administrative Law Judge granted a motion, filed jointly by several interested parties, to dismiss the challenge by NYPSC. The judge found that the NYPSC failed to demonstrate that continued use of the SFV rate design on Columbia Transmission's system would be unjust or unreasonable. On May 26, 1998, the NYPSC filed an appeal of the Administrative Law Judge's decision.

                        Columbia Gulf's Rate Settlement
Columbia Gulf filed a general rate case in October 1996, which became effective on May 1, 1997, subject to refund. Active parties in the proceeding unanimously agreed to the terms of settlement that was filed with the FERC on March 3, 1998. The settlement was approved by the FERC on April 29, 1998 and became final 30 days thereafter. The approval of the settlement did not have a material impact on Columbia's financial results.

                           Sale of Certain Facilities
As previously reported in Columbia's 1997 Annual Report on Form 10-K, Columbia Transmission has agreed to sell certain natural gas pipeline facilities that consist of approximately 341 miles of pipeline, together with property and associated facilities, located in New York and Pennsylvania. On May 22, 1998, Columbia Transmission filed an application with the FERC seeking authority to abandon the facilities by sale to Norse Pipeline, LLC for $21.8 million. The sale of these assets will not have a material impact on Columbia's financial results.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)


Also as previously reported in Columbia's 1997 Annual Report on Form 10-K, Columbia Transmission is in the process of selling its gathering facilities. As part of this process, Columbia Transmission's anticipated sale of 750 miles of gathering facilities to Columbia Natural Resources, Inc. (Columbia Resources), has been delayed due to a dispute with a gas distribution company. The delay in the sale of these assets is not expected to have a material impact on Columbia's financial results.

Bankruptcy-related Producer Claims
On April 27, 1998, the Claims Mediator issued a recommended finding disallowing the claim of KV Oil & Gas (KV). On July 10, 1998, the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court) approved Columbia Transmission's motion to have the claim disallowed. KV did not appeal the order, which became final on July 20, 1998.

On July 24, 1998, the Bankruptcy Court entered an Order allowing the claim of New Bremen Corporation in accordance with the Claims Mediator's Report and Recommendations and the decision of the U.S. 5th Circuit Court of Appeals. New Bremen had ten days in which to file notice of an appeal of this Order to the U.
S. District Court. No notice was filed. During Columbia Transmission's bankruptcy proceedings, New Bremen filed a recalculated claim for approximately $88 million. Columbia Transmission believes that the Court's Order granting its motion will result in an allowed claim amount that will be immaterial.

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

Consistent with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," a regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. As previously reported in Columbia's 1997 Annual Report on Form 10-K, Columbia Transmission's 1997 rate settlement excluded the issue of environmental cost recovery and provided that a hearing be held to address this issue. The procedural schedule established by the presiding Administrative Law Judge provided for a hearing to commence in the fall of 1998. However, at the request of Columbia Transmission and other active parties, the schedule was suspended on May 5, 1998, in order to afford the parties an opportunity to pursue settlement discussions. These discussions are ongoing, however, it is not possible to predict whether or not they will be successful. Columbia Transmission also continues to pursue recovery of environmental expenditures from its insurance carriers and has met with some success; however at this time, management is unable to determine the total amount or final disposition of any such recovery. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations and the long period over which expenditures will be made.

Throughput
Columbia Transmission's throughput consists of transportation and storage services for local distribution companies and other customers within its market area, which covers fifteen Northeastern, mid-Atlantic, Midwestern and Southern states and the District of Columbia. Throughput for Columbia Gulf reflects

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)


mainline transportation services from Rayne, Louisiana, to West Virginia and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana.

Throughput for the transmission and storage segment totaled 230 Bcf for the second quarter of 1998, and 654.6 Bcf for the six months ended June 30, 1998. This represents a decrease of 24.7 Bcf and 46.1 Bcf, respectively, from the same periods last year, primarily reflecting the impact of warmer weather. This decrease was partially offset by increased throughput associated with new contracts attributable to Columbia Transmission's market expansion project that was placed in service in November 1997.

Operating Revenues
Total operating revenues were $185.1 million for the second quarter of 1998 and $430 million for the six months ended June 30, 1998. This represents a decrease of $22.6 million and $8.5 million, respectively, compared to the same periods in 1997. This decrease was principally due to the recording of $19.1 million of revenues in the second quarter of 1997 for the sale of base gas provided for in Columbia Transmission's regulatory settlement. Revenues in both the current quarter and year-to-date period were also lower compared to last year due to the sale of certain gathering facilities in 1997. Revenues were improved in the current six-month period by the first quarter sale of approximately 5 Bcf of base gas volumes that were part of Columbia Transmission's overall 1997 rate settlement. Increased revenues from transportation and storage services, primarily related to Columbia Transmission's market expansion contracts, and the effect of Columbia Gulf's regulatory settlement in May 1998 also contributed to current period revenues.

Operating Income
Operating income for the second quarter was $58.8 million, a decrease of $6 million from the same period last year, reflecting $22.6 million lower operating revenues that were partially offset by $16.6 million lower operating expenses. Operation and maintenance expense decreased $13.5 million due to operating efficiencies gained through restructuring initiatives and reduced costs attributable to the sale of certain facilities as mentioned above. Part of the decline in operation and maintenance expense was approximately $7.9 million of restructuring costs recorded in the second quarter of 1997.

For the first half of 1998, operating income for the transmission and storage segment of $176.6 million increased $20.3 million over the same period last year as $28.8 million lower operating expenses more than offset lower operating revenues. Operation and maintenance expense declined $26.9 million compared to the same period in 1997, primarily reflecting savings achieved through the implementation of restructuring initiatives and a $4.5 million reduction in the cost of certain postretirement benefits, as discussed previously. As mentioned above, approximately $7.9 million of restructuring costs were recorded in the second quarter of 1997, which contributed to the decline.

                         PART 1 - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                             DISTRIBUTION OPERATIONS

                                                                    Three Months                          Six Months
                                                                   Ended June 30,                        Ended June 30,
                                                          -------------------------------       --------------------------------
                                                                1998           1997                   1998              1997
                                                          --------------    -------------       --------------    --------------
                                                                                        (millions)
NET REVENUES
    Sales revenues                                             $276.5         $342.8               $1,020.5           $1,368.0
    Less: Cost of gas sold                                      158.3          207.5                  639.8              926.6
                                                               ------         ------               --------           --------
    Net Sales Revenues                                          118.2          135.3                  380.7              441.4
                                                               ------         ------               --------           --------

    Transportation revenues                                      35.8           33.3                   93.5               75.4
    Less: Associated gas costs                                    4.4            3.3                   10.0                6.2
                                                               ------         ------               --------           --------
    Net Transportation Revenues                                  31.4           30.0                   83.5               69.2
                                                               ------         ------               --------           --------

Net Revenues                                                    149.6          165.3                  464.2              510.6
                                                               ------         ------               --------           --------

OPERATING EXPENSES
    Operation and maintenance                                    92.0          102.6                  183.9              212.8
    Depreciation                                                 16.7           12.4                   50.5               48.0
    Other taxes                                                  27.5           29.0                   96.3               87.9
                                                               ------         ------               --------           --------
Total Operating Expenses                                        136.2          144.0                  330.7              348.7
                                                               ------         ------               --------           --------

OPERATING INCOME                                               $ 13.4         $ 21.3               $  133.5           $  161.9
                                                               ======         ======               ========           ========

THROUGHPUT (BCF)
    Sales
        Residential                                              20.9           29.7                   92.9              118.1
        Commercial                                                7.1           10.6                   33.7               44.7
        Industrial and other                                      0.8            0.7                    2.4                1.0
                                                               ------         ------               --------           --------
    Total Sales                                                  28.8           41.0                  129.0              163.8
    Transportation                                               62.5           61.0                  146.6              133.0
                                                               ------         ------               --------           --------
Total Throughput                                                 91.3          102.0                  275.6              296.8
Off-System Sales                                                 22.4           10.9                   51.4               42.2
                                                               ------         ------               --------           --------
Total Sold or Transported                                       113.7          112.9                  327.0              339.0
                                                               ======         ======               ========           ========

SOURCES OF GAS FOR THROUGHPUT (BCF)
    Sources of Gas Sold
        Spot market*                                             57.6           76.8                  119.0              138.4
        Producers                                                 2.9            8.1                    8.6               19.6
        Storage withdrawals (injections)                        (25.9)         (50.7)                  37.8               32.0
        Other                                                    16.6           17.7                   15.0               16.0
                                                               ------         ------               --------           --------
    Total Sources of Gas Sold                                    51.2           51.9                  180.4              206.0
    Transportation received for delivery to customers            62.5           61.0                  146.6              133.0
                                                               ------         ------               --------           --------
Total Sources                                                   113.7          112.9                  327.0              339.0
                                                               ======         ======               ========           ========

* Purchase contracts of less than one year.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

Market Conditions
The unusually mild temperatures experienced in the first quarter of 1998 continued into the second quarter. Second quarter weather was 38% warmer than the same period in 1997 and 11% warmer than normal. As a result, Columbia's distribution subsidiaries' (Distribution) weather-sensitive deliveries in the second quarter decreased approximately 16 Bcf from the same quarter last year. Weather in Distribution's market area through the first half of 1998 was the warmest on record for that six-month period. It was 20% warmer than the first six months of 1997 as well as 20% warmer than normal, resulting in a decrease of 34 Bcf in weather-sensitive deliveries from the same period last year.

Regulatory Matters
On March 31, 1998, Columbia Gas of Ohio, Inc. (Columbia of Ohio) filed with the Public Utilities Commission of Ohio (PUCO) seeking approval to extend its Customer CHOICE(R) program to all of its nearly 1.3 million Ohio customers. On June 18, 1998, the PUCO approved the request, with suppliers free to sign up customers starting August 1, 1998. The PUCO approval to expand and continue the program was based on the success of Columbia of Ohio's pilot program in three northwestern Ohio counties where more than 60,000 customers, including 30 percent of eligible residential customers and 46 percent of eligible small commercial customers, chose to participate.

On July 9, 1998, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) received permission from the Pennsylvania Public Utility Commission (PPUC) to expand its pilot Customer CHOICE(R) program into five additional counties. Customers can begin shopping for a new supplier in August 1998 for gas to be delivered in November. Programs have been in operation in Allegheny and Washington counties and the approved extension means that over two-thirds of Columbia of Pennsylvania's 382,000 customer base would be eligible to participate in the Customer CHOICE(R) program. Meanwhile, Columbia of Pennsylvania continues to push for a legislative proposal that would set the terms for natural gas retail competition statewide.

Columbia Gas of Virginia, Inc. (Columbia of Virginia) filed a rate case with the Virginia State Corporation Commission (VSCC) in May 1998, requesting a $13.8 million increase in annual revenue. Of the requested increase, $8.5 million is currently being collected, subject to refund, through interim rates from Columbia of Virginia's 1997 rate filing, which is currently pending before the VSCC. Rates reflecting the requested additional increase of $5.3 million will go into effect, also subject to refund, in mid-October 1998. As detailed in the May 1998 filing, the additional revenue increase is necessary to recover plant additions including those required to replace facilities due to age and condition along with normal increases in operating expenses. Resolution of these proceedings will not have a material impact on Columbia's consolidated results. Columbia of Virginia's two-year pilot transportation program for residential and small commercial customers began December 1, 1997 and is open to approximately 27,000 customers in the Gainsville market area of Northern Virginia. There are now over 4,900 customers participating in the program and they are being served by 7 marketers out of a total of 9 approved to participate. Columbia of Virginia anticipates expanding the program and eventually have it available to all of its 165,000 customers, depending on the results of the pilot program.

On July 27, 1998, Columbia Gas of Kentucky, Inc. (Columbia of Kentucky) received approval from the Kentucky Public Service Commission to extend their pilot off-system sales program for another year until July 31, 1999. The off-system sales program has been in effect on a pilot basis for two years since August 1, 1996. Columbia of Kentucky must file by July 1, 1999 to continue the program beyond August 1, 1999.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)



Volumes
Throughput for the second quarter of 1998 was 91.3 Bcf, a decrease of 10.7 Bcf from the same period in 1997, as the impact of warmer weather was partially offset by the return to full production at a major industrial customer that had been idled by a labor strike last year. An increase in transportation volumes and customer growth also partially offset the adverse impact of the unusual weather.

For the first half of 1998, throughput of 275.6 Bcf was 21.2 Bcf lower than the first six months of 1997 as the impact of the record warm weather on tariff sales was partially offset by customer growth, an increase in transportation volumes and the return to full production at the major industrial customer.

Net Revenues
Net revenues for the quarter ended June 30, 1998, were $149.6 million, down $15.7 million from the second quarter of 1997. This decrease primarily reflects a decline of approximately $25.6 million due to the adverse impact of warm weather that was partially offset by the beneficial effect of a Columbia of Ohio regulatory settlement.

For the six months ended June 30, 1998, net revenues were $464.2 million, down $46.4 million from the same period last year. This decrease primarily reflects the effect of warmer weather that reduced net revenues approximately $51.8 million compared to the first half of 1997 and was only partially offset by Columbia of Ohio's regulatory settlement.

Operating Income
Operating income for the second quarter of 1998 was $13.4 million, down $7.9 million from the same period last year. The decline in net revenues was tempered by a $7.8 million decrease in operating expenses. Operation and maintenance expense for the second quarter of 1998 was down $10.6 million from the same period last year primarily reflecting a reduction in net labor and benefits costs of $7.5 million due to the 1997 restructuring, which resulted in a reduction in the workforce of approximately 220 employees. Depreciation expense increased by $4.3 million due in part to plant additions.

For the first six months of 1998, operating income of $133.5 million decreased $28.4 million from the same period last year due to the decline in net revenues partially offset by an $18 million decline in operating expenses. Operation and maintenance expense for the first six months of 1998 decreased $28.9 million from the same period last year primarily reflecting a $15.9 million decrease in benefits expense to reflect a reduction in certain postemployment benefits costs and also due to the ongoing beneficial impact of restructuring. Other taxes increased $8.4 million primarily due to higher gross receipts and property taxes. Depreciation expense increased by $2.5 million again due in part to plant additions.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      EXPLORATION AND PRODUCTION OPERATIONS

                                                           Three Months                                Six Months
                                                          Ended June 30,                             Ended June 30,
                                                ------------------------------------       ------------------------------------
                                                     1998                1997                   1998                 1997
                                                ----------------    ----------------       ----------------    ----------------
                                                                                   (millions)
OPERATING REVENUES
    Gas revenues                                    $ 28.8                $ 25.8                $ 62.4              $ 53.7
    Other revenues                                     3.6                   0.9                   7.4                 2.0
                                                    ------                ------                ------              ------
Total Operating Revenues                              32.4                  26.7                  69.8                55.7
                                                    ------                ------                ------              ------

OPERATING EXPENSES
    Operation and maintenance                         12.4                  11.4                  22.8                20.1
    Depreciation and depletion                         8.7                   7.8                  18.9                14.6
    Other taxes                                        2.8                   2.1                   5.2                 3.9
                                                    ------                ------                ------              ------
Total Operating Expenses                              23.9                  21.3                  46.9                38.6
                                                    ------                ------                ------              ------

OPERATING INCOME                                    $  8.5                $  5.4                $ 22.9              $ 17.1
                                                    ======                ======                ======              ======


GAS PRODUCTION STATISTICS
Production (Bcf)
    U.S.                                              10.2                   8.4                  20.1                16.7
    Canada                                             0.1                     -                   0.1                   -
                                                    ------                ------                ------              ------
      Total                                           10.3                   8.4                  20.2                16.7
                                                    ======                ======                ======              ======

Average Price ($ per Mcf)
    U.S.                                              2.81                  2.67                  3.09                2.72
    Canada                                            2.66                     -                  2.79                   -

OIL AND LIQUIDS PRODUCTION STATISTICS
Production (000Bbls)
    U.S.                                                48                    48                   106                 100
    Canada                                               4                     -                     4                   -
                                                    ------                ------                ------              ------
      Total                                             52                    48                   110                 100
                                                    ======                ======                ======              ======

Average Price ($ per Bbl)
    U.S.                                             12.66                 17.67                 13.45               19.45
    Canada                                           17.37                     -                 17.56                   -
      Average                                        12.84                 17.67                 13.61               19.45

                        PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                     EXPLORATION AND PRODUCTION (CONTINUED)


Drilling Activity
During the first half of 1998, Columbia Resources participated in 41 gross wells, of which 73% were successful. These wells added 5.7 net billion cubic feet equivalent (Bcfe) to reserves, an increase of 3.4 net Bcfe over the first six months of 1997.

Joint Venture with CanEnerco Limited
During the second quarter of 1998, Columbia Resources entered into a Joint Venture Agreement with CanEnerco Limited (CanEnerco), a Canadian Corporation, to jointly develop drilling properties located in southwestern Ontario. This agreement will include approximately 50,000 net acres owned by CanEnerco and 5,000 net acres owned by Columbia Natural Resources Canada Ltd., a wholly-owned subsidiary of Columbia Resources.

Volumes
Gas production for the current quarter of 10.3 Bcf increased 1.9 Bcf, or 23%, over the second quarter of 1997. The properties purchased from Alamco represented two-thirds of this increase. For the six months ended June 30, 1998, gas production increased 3.5 Bcf to 20.2 Bcf.

Operating Revenues
Second quarter operating revenues for 1998 increased $5.7 million from the same period last year to $32.4 million. For the quarter ended June 30, 1998, Columbia Resources' average gas sales price was $2.81 per Mcf compared to $2.67 per Mcf, in the second quarter of 1997. In addition, third party gathering revenues increased $1.6 million. As previously reported in Columbia's 1997 Annual Report on Form 10-K, certain gathering facilities were transferred from Columbia Transmission to Columbia Resources in the third quarter of 1997.

Operating revenues of $69.8 million for the first six months of 1998 increased $14.1 million over the same period last year, primarily due to the increase in production and higher gas prices. Columbia Resources' average gas sales price for the six months ended June 30, 1998, was $3.09 per Mcf, up 14% over the same period last year. The stronger natural gas prices reflected the benefit of hedging activity last fall when prices were significantly higher. Third party gathering revenues also increased $3.6 million. Revenues in 1997 benefited from $4.1 million of revenues recorded in 1997 for a payment made by a cogeneration partnership to allow it to terminate its gas purchase contract with Columbia Resources.

Operating Income
Operating income for the three and six months ended June 30, 1998, were $8.5 million and $22.9 million, respectively. This is an increase of $3.1 million and $5.8 million, respectively, over the same periods last year. The income improvements occurred notwithstanding higher operation and maintenance expenses due to additional costs associated with the acquisition of Alamco and the transfer of gathering facilities, as well as an increase in depletion expense due to the additional investment in the exploration and production segment.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              MARKETING OPERATIONS

                                                                Three Months                               Six Months
                                                               Ended June 30,                            Ended June 30,
                                                     ----------------------------------         --------------------------------
                                                           1998               1997                  1998               1997
                                                     ----------------   ---------------         -------------    ---------------
                                                                                       (millions)
OPERATING REVENUES
    Gas revenues                                      $781.7                $295.9                 $1,640.8            $602.0
    Power revenues                                      91.5                     -                     97.8                 -
                                                      ------                ------                 --------            ------
    Total Revenues                                     873.2                 295.9                  1,738.6             602.0

    Less: Products purchased                           861.5                 291.7                  1,715.6             592.5
                                                      ------                ------                 --------            ------

Gross Margin                                            11.7                   4.2                     23.0               9.5
                                                      ------                ------                 --------            ------

OPERATING EXPENSES
    Operation and maintenance                           18.0                   4.3                     33.5               8.2
    Depreciation                                         0.7                   0.1                      1.4               0.2
    Other taxes                                          0.6                   0.2                      1.2               0.5
                                                      ------                ------                 --------            ------
Total Operating Expenses                                19.3                   4.6                     36.1               8.9
                                                      ------                ------                 --------            ------

OPERATING INCOME (LOSS)                               $ (7.6)               $ (0.4)                $  (13.1)           $  0.6
                                                      ======                ======                 ========            ======


MARKETING SALES
    Gas (billion cubic feet)                           347.4                 121.7                    711.6             228.4
    Power (thousand megawatt hours)                    3,048                     -                    3,353                 -

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        MARKETING OPERATIONS (CONTINUED)

Columbia's wholesale and retail nonregulated natural gas and electric power marketing operations are conducted by Columbia Energy Services Corporation (Columbia Energy Services). These businesses provide integrated energy-related products and services to wholesale, industrial and commercial, and residential customers nationwide. The wholesale business line provides products and services to wholesale customers, including gas and electricity supply, fuel management and transportation-related services, management of energy-related assets, energy commodity sales and services, risk management products and financial services. The retail business line provides energy-related products and services to a diverse customer base, including industrial and commercial customers as well as residential customers.

Wholesale Energy Activity
Wholesale energy activity can be categorized into two broad business lines: gas trading and marketing and electric power trading. Gas trading and marketing activities have grown significantly since June 30, 1997, when Columbia Energy Services acquired PennUnion Energy Services, LLC (Penn Union), an energy marketing affiliate of the Pennzoil Company. Columbia Energy Services' marketing volumes are exceeding 4.2 Bcf per day as a result of this acquisition together with internal growth.

Electric power trading and marketing activities began in December 1997. During the first six months of 1998, Columbia Energy Services has continued to expand its presence in the electricity market. In the first quarter of 1998, Columbia Energy Services joined the Pennsylvania-New Jersey-Maryland electric power pool that covers much of the heavily populated mid-Atlantic region of the U.S. During the second quarter of 1998, Columbia Energy Services, through a subsidiary, began trading electricity nationwide when it gained membership into the Western System Power Pool (WSPP). The WSPP, formed by a group of electric utilities in the 1980s to buy electricity from energy marketers, binds members to a common marketing agreement thereby providing a more efficient trading process.

A ten-year natural gas supply contract between Columbia Energy Services and a municipal gas authority was signed in July 1998. Effective August 1, 1998, Columbia Energy Services will sell to the municpal gas authority approximately 45 Bcf of natural gas over the ten years. As part of the agreement, in July 1998, the municipal gas authority made an advance payment of $73.5 million for such future deliveries.

In June 1998, Columbia Energy Services signed a long-term energy management contract with Hopewell Cogeneration Limited Partnership (HCLP), a 365-megawatt combined-cycle, natural gas-fired generation facility in Hopewell, Virginia. Columbia Energy Services began providing HCLP with natural gas on June 1, 1998. HCLP has a baseload volume of approximately 5,000 million British thermal units (MMBtu) daily for steam generation and a daily peak demand volume of up to 75,000 MMBtu for electric generation to be sold to Virginia Electric and Power Company. In addition to supplying HCLP's natural gas, Columbia Energy Services will also manage HCLP's fuel oil reserve tanks.

Retail Energy Activity
Retail energy activity can also largely be categorized into two broad business lines: industrial and commercial retail activity and mass market retail activity. These retail business lines provide energy expertise to end-use customers, both for gas and power retail markets. These business lines are favorably positioned for electric retail market unbundling and deregulation. During 1998, for example, Columbia Energy Services plans to initiate marketing retail power to customers in Pennsylvania. Under the Pennsylvania program, a portion of electric power customers for seven Pennsylvania electric companies will be able to choose their power supplier beginning January 1, 1999, with customer choice for all customers expected by January 1, 2001.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        MARKETING OPERATIONS (CONTINUED)


Columbia Energy Services is also offering diverse products and services by participating in several state or local programs related to the deregulation of retail markets, including Ohio, Pennsylvania, Virginia, Maryland, New Jersey, and Illinois. For example, Columbia Service Partners, Inc. (Columbia Service), a subsidiary of Columbia Energy Services, initiated two homeowners' warranty programs in Pennsylvania. In May 1998, Water Line Guarantee program began in Allegheny County including Pittsburgh. The Water Line Guarantee program provides protection of customer-owned water-supply pipes from the curb to the meter inside the home. This service is expected to be offered in other western Pennsylvania counties by year-end 1998. In September 1998, Columbia Service plans to offer the House Line Guarantee program to western Pennsylvania. This warranty program provides warranty protection to customer-owned gas lines inside homes.

Gross Margins
Gross margins (revenues less associated products purchased costs) for the second quarter of 1998 almost tripled compared to the same period last year. Gas revenues represent the majority of this growth, primarily due to increased volumetric growth. Gas marketing volumes for Columbia Energy Services almost tripled for the second quarter, reflecting its significant growth plus the effect of the PennUnion acquisition and the agreement with Kerr-McGee Corporation to purchase and market its off-shore natural gas production. Power revenues were approximately $92 million for the second quarter of 1998 reflecting three million megawatt hours of power sales. There were no power revenues in the second quarter of 1997.

For the six months ended June 30, 1998, gross margins totaled $23 million, compared to $9.5 million for the same period last year. This is primarily due to increased growth in both natural gas volumes and the addition of power traded volumes. Gas marketing volumes of 711.6 Bcf for the first half of 1998 were over three times the same period in 1997.

Operating Income (Loss)
An operating loss of $7.6 million for the second quarter of 1998, was $7.2 million greater than the $400,000 loss in last year's second quarter. Operating expenses of $19.3 million for the second quarter of 1998 were approximately $14.7 million more than the same period last year. For the first six months of 1998, the marketing segment had an operating loss of $13.1 million compared to operating income of $600,000 for the first half of 1997, largely due to higher operating expenses. The higher expenses for the second quarter and year-to-date periods related to several changes in the business. These changes reflect Columbia Energy Services' strategy to build its systems and infrastructure, allowing for future growth in conjunction with the continued deregulation of the industry. In addition, higher expenses for the second quarter and first six months of 1998 include costs associated with the development of new products and services, such as a new internet-based business called Energy.com Corporation as well as costs associated with adding new mass-market retail customers and increased staffing levels.

                        PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                  PROPANE, POWER GENERATION AND LNG OPERATIONS

                                                         Three Months                                 Six Months
                                                        Ended June 30,                              Ended June 30,
                                             ------------------------------------        -----------------------------------
                                                   1998                1997                    1998                1997
                                             ----------------    ----------------        ---------------    ----------------
                                                                                (millions)
NET REVENUES
    Propane revenues                             $11.3                $12.7                     $37.6              $41.2
    Less: Products purchased                       5.6                  7.0                      18.5               23.2
                                                 -----                -----                     -----              -----
    Net Propane Revenues                           5.7                  5.7                      19.1               18.0

    Power Generation                               2.3                  2.3                       3.8                8.4

    Other Revenues                                 2.0                  2.6                       4.4                5.4
                                                 -----                -----                     -----              -----

Net Revenues                                      10.0                 10.6                      27.3               31.8
                                                 -----                -----                     -----              -----

OPERATING EXPENSES
    Operation and maintenance                      8.5                  9.4                      16.8               18.9
    Depreciation                                   1.2                  0.9                       2.2                1.7
    Other taxes                                    0.5                  0.5                       1.0                1.1
                                                 -----                -----                     -----              -----
Total Operating Expenses                          10.2                 10.8                      20.0               21.7
                                                 -----                -----                     -----              -----

OPERATING INCOME (LOSS)                          $(0.2)               $(0.2)                    $ 7.3              $10.1
                                                 =====                =====                     =====              =====


PROPANE SALES (MILLIONS OF GALLONS)
    Retail                                         8.6                  8.8                      31.4               29.9
    Wholesale and Other                            1.4                  3.3                       3.4                7.0
                                                 -----                -----                     -----              -----
Total Propane Sales                               10.0                 12.1                      34.8               36.9
                                                 =====                =====                     =====              =====

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            PROPANE, POWER GENERATION AND LNG OPERATIONS (CONTINUED)

Propane Acquisition
In May 1998, Columbia Propane Corporation (Columbia Propane) purchased the propane assets of James E. Zerkel, Inc., a company in northwest Virginia that sells approximately 2.8 million gallons of propane annually to 6,000 customers.

Power Generation
On June 4, 1998, Columbia Electric Corporation (Columbia Electric) and LGE Power Inc., a subsidiary of LGE Energy Corporation, announced an agreement for Columbia Electric to participate in the development of a natural gas-fired cogeneration project. The facility will have a total capacity of approximately 550 megawatts and will provide steam and electric services to a Reynolds Metals plant in Gregory, Texas. The project will also provide electricity to the Texas energy market and is expected to begin commercial operation in the Electric Reliability Council of Texas (ERCOT) region in the summer of 2000. Final negotiation of project documents and financial arrangements are scheduled to be completed by this fall.

Net Revenues
Net revenues for the second quarter of 1998 decreased $600,000 from the same period last year to $10 million. Columbia Propane's net revenues of $5.7 million in the second quarter of 1998 were unchanged from last year's second quarter, as the decrease in volumes sold was offset by slightly higher margins. Propane sales decreased 2.1 million gallons due primarily to warmer weather that was only partially offset by additional sales from recent acquisitions. Other miscellaneous revenues decreased $600,000 in the second quarter of 1998 compared to the same period last year.

For the first six months of 1998, net revenues of $27.3 million decreased $4.5 million from last year primarily due to Columbia Electric's $3.2 million revenue improvement recorded in the first quarter of 1997 from the assumption of a cogeneration partnership fuel transportation contract. Propane net revenues increased $1.1 million due to higher margins achieved in the first quarter of 1998 and additional retail sales attributable to recent acquisitions. Propane volumes in total for the first six months of 1998 decreased 2.1 million gallons compared to the same period last year due to warmer weather and lower spot sales.

Operating Income (Loss)
An operating loss of $200,000 for the second quarter of 1998 was unchanged from the same period last year, because the $600,000 decrease in net revenues was offset by a similar decrease in operating expenses. In the second quarter of 1997, Columbia Electric recorded a $600,000 loss on the sale of the cogeneration partnership assets. Operating income for Columbia LNG Corporation for the second quarter of 1998 reflected a small improvement over the same period last year.

Operating income of $7.3 million for the six months ended June 30, 1998, decreased $2.8 million from the same period last year, primarily due to the decrease in net revenues tempered by $1.7 million lower operating expense. Higher operating costs for the first six months of 1998 from recent propane acquisitions and additional start-up costs for new services were more than offset by the loss recorded last year for the cogeneration partnership, mentioned above and a reduction in certain postretirement benefit costs recorded in the first quarter of 1998.

                         PART I - FINANCIAL INFORMATION


Item 3.              Quantitative and Qualitative Disclosures About Market Risk

                     Columbia entered into a fixed-to-floating interest rate swap agreement to modify the interest characteristics of $50 million of its outstanding debt in the second quarter 1998. As a result of this transaction, that portion of Columbia's long-term debt is now exposed to fluctuations in interest rates. The overall risk to Columbia is not material in the opinion of management.

                     There have not been any material changes regarding quantitative and qualitative disclosures about market risk from the information reported in Columbia's 1997 Annual Report on Form 10-K.


                          PART II - OTHER INFORMATION


Item l.                 Legal Proceedings

            No new reportable matters have arisen and there have been no material developments in any legal proceedings reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1997, except as follows:

            I.    Purchase and Production Matters
                    A.  Pending Producer Matters
                        New Bremen Corp. v. Columbia Gas Transmission Corp.
                        and Columbia Gulf Transmission Co., No. 88V-631
                        (Dist. Ct. Austin County, TX). On July 24, 1998, the Bankruptcy Court entered an Order allowing the claim of New Bremen Corporation in accordance with the Claims Mediator's Report and Recommendations and the decision of the U.S. 5th Circuit Court of Appeals. New Bremen had ten days in which to file notice of an appeal of this Order to the U. S. District Court. No notice was filed. During Columbia Transmission's bankruptcy proceedings, New Bremen filed a recalculated claim for approximately $88 million. Columbia Transmission believes that the Court's Order granting its motion will result in an allowed claim amount that is immaterial.

            II.    Other
                    A.  MarkWest Hydrocarbon, Inc., Arbitration Proceeding,
                        AAA Case No. 77 181 0035 98 (filed February 13, 1998); Columbia Gas Transmission Corp. v. MarkWest Hydrocarbon, Inc., U.S. D.C., S.D. W.Va., Case No. 2:98-03622 (filed April 28, 1998). In the Settlement of Columbia Transmission's last rate case in Docket
                        No. RP95-408, approved by the FERC on April 17, 1997, Columbia Transmission, MarkWest Hydrocarbon, Inc. ("MarkWest") and other parties agreed that Columbia Transmission's gathering and products extraction rates and services would be "unbundled" in compliance with Order No. 636 and that MarkWest would acquire Columbia Transmission's interests in certain products extraction facilities and provide gas processing services to certain shippers on Columbia Transmission's system. In February, 1998, negotiations surrounding the transfer of facilities and processing services to MarkWest reached an impasse, resulting in an arbitration proceeding and a court proceeding.
                        Columbia Transmission believes MarkWest's claims are essentially without merit, and that any financial consequence to Columbia Transmission will not be material.

                           PART II - OTHER INFORMATION

                        Arbitration Proceeding. On February 13, 1998, MarkWest filed a demand for arbitration. In response to Columbia's Transmission's request, the Arbitration Panel (Panel), by orders dated June 10 and June 16, directed MarkWest to file a more specific statement of the claims to be arbitrated and to explain why the claims are arbitrable. MarkWest filed an Amended Demand for Arbitration on June 19, wherein MarkWest seeks an order, inter alia, declaring that certain pre-settlement agreements between Columbia Transmission and MarkWest have not terminated and that specific performance by Columbia Transmission is required. Markwest also alleges interference with its existing and prospective contracts, misrepresentation and civil conspiracy by Columbia Transmission, Columbia Energy Group and Columbia Resources to interfere with MarkWest's business. MarkWest seeks compensatory damages for past and future losses in an amount not less than $391.55 million as well as exemplary damages. Columbia Transmission answered and filed contingent counterclaims on July 2 and contested the arbitrability of all but three issues. On August 3, 1998, the Panel issued an order whereby it found to be non-arbitrable all of MarkWest's claims except those that relate to obligations arising directly under two of the parties' agreements, some of which Columbia Transmission agreed were subject to arbitration. The Panel's decision effectively dismisses MarkWest's interference, fraudulent concealment, misrepresentation and civil conspiracy claims described above. The Panel's decision will reduce, by an amount Columbia Transmission cannot determine, MarkWest's alleged damages.

                        Court Proceeding. Columbia Transmission filed a complaint against MarkWest on April 28, 1998, in Federal District Court for the Southern District of West Virginia seeking, inter alia, (i) a declaratory order that certain gas processing agreements are terminated in whole or in part, (ii) a declaratory order that MarkWest has breached the Settlement of Docket No. RP 95-408, and (iii) an injunction against MarkWest interfering with Columbia Transmission's efforts to spin off its products extraction business. On August 3, 1998, the U.S. District Court issued a memorandum opinion and order granting MarkWest's motion to stay proceedings and compel arbitration.


Item 2.           Changes in Securities and Use of Proceeds

                       None


Item 3.           Defaults Upon Senior Securities

                       None


Item 4.           Submission of Matters to a Vote of Security Holders

                  On May 20, 1998, Columbia held its Annual Meeting of Stockholders. On the record date, Columbia had 55,517,028 shares of common stock outstanding, each of which was entitled to one vote at the meeting. The election of four directors each to serve a term of three years and the election of Arthur Andersen LLP as independent public accountants were voted upon and approved by the requisite number of shares present in person or by proxy at the meeting.

                          PART II - OTHER INFORMATION

      The following is a summary of the results of that meeting:

                  A.  Election of Directors

                  Name of Director               Votes For      Votes Withheld
                  ----------------               ---------      --------------
                  Richard F. Albosta             44,186,958         509,281
                  Malcolm Jozoff                 44,164,106         515,072
                  Gerald E. Mayo                 44,179,908         513,594
                  Douglas E. Olesen              44,185,411         509,242

                  B. Election of Arthur Andersen LLP as independent public accountants:

                           Votes For            Votes Against        Abstain
                           ---------            -------------        -------
                          44,266,053               309,556           115,284

Item 5.           Other Information

                  Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows a company to use discretionary voting authority to vote on matters coming before an annual meeting of stockholders, which matters are not already included in the proxy materials, if the company does not have notice of the matter at least 45 days before the date corresponding to the date on which it first mailed its proxy materials for the prior year's annual meeting of stockholders or the date specified by an overriding advance notice provision in the company's Bylaws. Columbia's Bylaws do not contain such an advance notice provision.

                  Accordingly, for Columbia's Annual Meeting of Stockholders, that is expected to be held on May 19, 1999, stockholders must submit such written notice to the Corporate Secretary on or before February 13, 1999. Proposals for matters to be included in Columbia's proxy materials must still be received by the Corporate Secretary on or before November 30, 1998.


Item 6.           Exhibits and Reports on Form 8-K

                        Exhibit
                        Number
                        -------
                          3-D         Restated Certificate of Incorporation of Columbia Energy Group, amended and restated effective as of January 16, 1998
                          3-E         By-Laws of Columbia Energy Group, amended and restated as of January 16, 1998
                          12          Statements of Ratio of Earnings to Fixed Charges
                          27          Financial Data Schedule

                 The following reports on Form 8-K were filed during the second quarter of 1998.

                                                    Financial
                               Item                Statements
                             Reported               Included             Date of Event                    Date Filed
                             --------              ----------           ----------------               --------------
                                 5                    No                  May 20, 1998                  May 21, 1998
                                 5                   Yes *                July 13, 1998                 July 13, 1998

                   * Summary of Financial and Operational data for three and six months ended June 30, 1998.

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                               Columbia Energy Group
                                            -----------------------------
                                                  (Registrant)









   Date:  August 14, 1998              By:     /s/ Jeffrey W. Grossman
                                          -------------------------------------
                                                  Jeffrey W. Grossman
                                              Vice President and Controller
                                              (Principal Accounting Officer
                                              and Duly Authorized Officer)