Form 10-Q
period 1998-09-30
COLUMBIA ENERGY GROUP
filed 1998-11-16
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 [X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended SEPTEMBER 30, 1998

 [ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                          Commission file number 1-1098


                              COLUMBIA ENERGY GROUP
                              ---------------------
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                               13-1594808
-----------------------------------------          ----------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                  Identification No.)


   13880 Dulles Corner Lane, Herndon, VA                20171-4600
-----------------------------------------          ----------------------
  (Address of principal executive offices)              (Zip Code)



        Registrant's telephone number, including area code (703) 561-6000


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $10 Par Value: 83,449,828 shares outstanding at September 30, 1998.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                                Page
PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

                  Statements of Consolidated Income                               3

                  Condensed Consolidated Balance Sheets                           4

                  Consolidated Statements of Cash Flows                           6

                  Consolidated Statements of Common Stock Equity                  7

                  Notes                                                           8


Item 2         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  11


Item 3         Quantitative and Qualitative Disclosures About Market             34


PART II  OTHER INFORMATION

Item 1         Legal Proceedings                                                 34

Item 2         Changes in Securities and Use of Proceeds                         35

Item 3         Defaults Upon Senior Securities                                   35

Item 4         Submission of Matters to a Vote of Security Holders               35

Item 5         Other Information                                                 35

Item 6         Exhibits and Reports on Form 8-K                                  35

               Signature                                                         36

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                              Three Months                     Nine Months
                                                          Ended September 30,              Ended September 30,
                                                       ------------------------         ------------------------
                                                          1998           1997              1998          1997
                                                       ----------   ----------          ----------    ----------
                                                                 (millions, except per share amounts)
NET REVENUES
 Energy sales                                          $ 1,287.2     $ 843.0             $4,032.6      $2,800.0
 Less: Products purchased                                1,107.9       662.0              3,263.9       1,959.0
                                                        --------     -------             ---------     --------
 Gross Margin                                             179.3        181.0                768.7         841.0

 Transportation                                           113.2        105.7                395.9         374.5
 Production gas sales                                      12.8          9.0                 41.9          22.7
 Other                                                     44.9         35.6                151.8         128.3
                                                       --------      -------             --------      --------
Total Net Revenues                                        350.2        331.3              1,358.3       1,366.5

OPERATING EXPENSES
 Operation                                                190.7        202.0                567.9         601.5
 Maintenance                                               22.6         21.7                 68.4          73.1
 Depreciation and depletion                                49.6         42.8                175.6         163.2
 Other taxes                                               33.2         35.1                167.2         158.1
                                                       --------      -------             --------      --------
Total Operating Expenses                                  296.1        301.6                979.1         995.9
                                                       --------      -------             --------      --------
OPERATING INCOME                                           54.1         29.7                379.2         370.6
                                                       --------      -------             --------      --------
OTHER INCOME (DEDUCTIONS)
 Interest income and other, net                             3.8          7.5                  9.3          27.9
 Interest expense and related charges                     (40.4)       (37.0)              (120.5)       (115.3)
                                                       --------      -------             --------      --------
Total Other Income (Deductions)                           (36.6)       (29.5)              (111.2)        (87.4)
                                                       --------      -------             --------      --------
INCOME BEFORE INCOME TAXES                                 17.5          0.2                268.0         283.2
Income Taxes                                                6.3          0.1                 86.5          85.5
                                                       --------      -------             --------      --------
NET INCOME                                             $   11.2      $   0.1             $  181.5      $  197.7
                                                       ========      ========             ========      ========
EARNINGS PER SHARE OF COMMON STOCK*                    $  0.13       $    --             $   2.18      $   2.38

DIVIDENDS PAID PER SHARE OF COMMON STOCK*              $  0.20       $   0.16            $   0.57      $   0.43

AVERAGE COMMON SHARES OUTSTANDING (thousands)*          83,430         83,131              83,345        83,058


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

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          As of
                                                             -------------------------------
                                                             September 30,      December 31,
                                                                 1998               1997
                                                             -------------      ------------
                                                              (unaudited)
                                                                        (millions)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Gas utility and other plant, at original cost                $ 7,571.9          $ 7,368.9
  Accumulated depreciation                                      (3,580.8)          (3,481.5)
                                                               ---------          ---------
  Net Gas Utility and Other Plant                                3,991.1            3,887.4
                                                               ---------          ---------
  Gas and oil producing properties, full cost method
    United States cost center                                      676.8              660.2
    Canadian cost center                                             4.8                 --
  Accumulated depletion                                           (217.3)            (196.0)
                                                               ---------          ---------
  Net Gas and Oil Producing Properties                             464.3              464.2
                                                               ---------          ---------
Net Property, Plant and Equipment                                4,455.4            4,351.6
                                                               ---------          ---------
INVESTMENTS AND OTHER ASSETS                                        96.2               85.2
                                                               ---------          ---------


CURRENT ASSETS
  Cash and temporary cash investments                               26.6               28.7
  Accounts receivable, net                                         667.2              868.5
  Gas inventory                                                    241.0              226.8
  Other inventories--at average cost                                29.7               35.6
  Prepayments                                                      106.2              107.7
  Regulatory assets                                                 59.8               64.6
  Underrecovered gas costs                                          23.7               41.4
  Deferred property taxes                                           23.8               80.8
  Exchange gas receivable                                          193.0              189.0
  Other                                                             50.3               64.6
                                                               ---------          ---------
Total Current Assets                                             1,421.3            1,707.7
                                                               ---------          ---------

REGULATORY ASSETS                                                  374.5              400.9
DEFERRED CHARGES                                                    84.2               66.9
                                                               ---------          ---------
TOTAL ASSETS                                                   $ 6,431.6          $ 6,612.3
                                                               =========          =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          As of
                                                             -------------------------------
                                                             September 30,      December 31,
                                                                 1998               1997
                                                             -------------      ------------
                                                              (unaudited)
                                                                        (millions)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity                                          $ 1,932.1          $ 1,790.7
  Long-term debt                                                 2,002.1            2,003.5
                                                               ---------          ---------
Total Capitalization                                             3,934.2            3,794.2
                                                               ---------          ---------

CURRENT LIABILITIES
  Short-term debt                                                   97.7              328.1
  Accounts and drafts payable                                      461.0              536.7
  Accrued taxes                                                     70.9              140.9
  Accrued interest                                                  70.4               29.4
  Estimated rate refunds                                            54.0               68.4
  Estimated supplier obligations                                    72.4               73.9
  Transportation and exchange gas payable                          168.9               89.2
  Overrecovered gas costs                                           33.8               84.6
  Other                                                            294.4              367.0
                                                               ---------          ---------
Total Current Liabilities                                        1,323.5            1,718.2
                                                               ---------          ---------

OTHER LIABILITIES AND DEFERRED CREDITS
  Deferred income taxes, noncurrent                                654.3              618.4
  Investment tax credits                                            34.5               35.6
  Postretirement benefits other than pensions                       96.3              148.8
  Regulatory liabilities                                            44.8               41.3
  Other                                                            344.0              255.8
                                                               ---------          ---------
Total Other Liabilities and Deferred Credits                     1,173.9            1,099.9
                                                               ---------          ---------
TOTAL CAPITALIZATION AND LIABILITIES                            $6,431.6           $6,612.3
                                                               =========          =========

                        PART I -- FINANCIAL INFORMATION
                   ITEM 1 -- FINANCIAL STATEMENTS (CONTINUED)

Columbia Energy Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                       Nine Months
                                                                   Ended September 30,
                                                                 ----------------------
                                                                   1998           1997
                                                                 -------        -------
                                                                       (millions)
OPERATING ACTIVITIES
  Net income                                                     $ 181.5        $ 197.7)
  Adjustments for items not requiring (providing) cash:
    Depreciation and depletion                                     175.6          163.2
    Deferred income taxes                                           44.3          (15.7)
    Earnings from equity investment, net of distributions           (5.7)          (0.4)
    Other -- net                                                    79.6          (20.6)
                                                                 -------        -------
                                                                   475.3          324.2
  Change in components of working capital:
    Accounts receivable                                            179.8          155.1
    Gas inventory                                                  (14.2)         (66.2)
    Prepayments                                                      1.5          (26.7)
    Accounts payable                                               (18.1)          79.5
    Accrued taxes                                                  (70.0)         (16.9)
    Accrued interest                                                40.1           39.4
    Estimated rate refunds                                         (14.4)         (27.7)
    Under/Overrecovered gas costs                                  (33.0)         147.9
    Exchange gas receivable/payable                                 76.4          (12.6)
    Other working capital                                            8.7          (13.9)
                                                                 -------        -------
Net Cash from Operations                                           632.1          582.1
                                                                 -------        -------
INVESTMENT ACTIVITIES
  Capital expenditures                                            (301.2)        (295.3)
  Purchase of Alamco, Inc.                                            --          (99.4)
  Other investments -- net                                          (8.5)          (4.5)
                                                                 -------        -------
Net Investment Activities                                         (309.7)        (399.2)
                                                                 -------        -------
FINANCING ACTIVITIES
  Retirement of long-term debt                                      (0.9)          (0.6)
  Dividends paid                                                   (47.8)         (36.1)
  Issuance of common stock                                           8.1            7.9
  Issuance (repayment) of short-term debt                         (229.7)        (170.0)
  Other financing activities                                       (54.2)         (12.6)
                                                                 -------        -------
Net Financing Activities                                          (324.5)        (211.4)
                                                                 -------        -------
Decrease in Cash and Temporary Cash Investments                     (2.1)         (28.5)
Cash and temporary cash investments at beginning of year            28.7           49.8
                                                                 -------        -------
Cash and temporary cash investments at September 30*             $  26.6        $  21.3
                                                                 =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                            75.0           72.9
  Cash paid for income taxes (net of refunds)                       44.6           52.5


* Columbia considers all highly liquid short-term investments to be cash equivalents.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        PART I -- FINANCIAL INFORMATION
                   ITEM 1 -- FINANCIAL STATEMENTS (CONTINUED)

Columbia Energy Group and Subsidiaries
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

                                                                         As of
                                                              ----------------------------
                                                              September 30,   December 31,
                                                                   1998           1997
                                                              -------------   ------------
                                                               (unaudited)
                                                                       (millions)
COMMON STOCK EQUITY
Common stock, $10 par value, authorized
  100,000,000 shares, outstanding 83,449,828
  and 55,495,460* shares, respectively                           $  834.5        $  554.9

Additional paid in capital                                          760.2           754.2

Retained earnings                                                   338.5           482.7

Unearned employee compensation                                       (0.9)           (1.1)

Accumulated Other Comprehensive Income:
  Foreign currency translation adjustment                            (0.2)             --
                                                                 --------        --------

TOTAL COMMON STOCK EQUITY                                        $1,932.1        $1,790.7
                                                                 ========        ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 -FINANCIAL STATEMENTS (CONTINUED)

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

         The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Columbia's 1997 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the first and second quarters of 1998. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2.       Settlement of Retiree Benefit Obligation
         In March 1998, trusts established by Columbia purchased insurance policies that provide both medical and life insurance with respect to liabilities to a selected class of current retirees. This resulted in a settlement of $152.1 million of Columbia's obligation and a gain in the amount of $46.6 million, pre-tax. This gain is reflected in the financial statements as a $25.4 million reduction to benefits expense, and a $21.2 million liability of certain rate-regulated companies.

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

         Under the requirements of SFAS No. 128, Columbia's Diluted EPS is as follows:


                                                              Three Months                 Nine Months
                                                           Ended September 30,         Ended September 30,
                                                           --------------------       ---------------------
         Diluted EPS Computation                               1998        1997         1998          1997
         ==================================================================================================
         Net Income (millions)                               $  11.2      $  0.1      $ 181.5      $  197.7
         ---------------------------------------------------------------------------------------------------
         Denominator (thousands)
           Average common shares outstanding                  83,430      83,131       83,345        83,058

           Dilutive potential common shares - options            351         329          351           329
         ---------------------------------------------------------------------------------------------------
           Diluted Average Common Shares                      83,781      83,460       83,696        83,387
         --------------------------------------------------------------------------------------------------
         DILUTED EARNINGS PER SHARE OF COMMON STOCK           $ 0.13       $   -      $  2.17      $   2.37
         ==================================================================================================

         The number of shares reflects a three-for-two common stock split effected in the form of a stock dividend (see Note 4).

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 -FINANCIAL STATEMENTS (CONTINUED)



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

 6.      Interest Rate Swap
         On June 16, 1998, Columbia entered into an interest rate swap agreement effective through November 28, 2002, on a $50 million notional amount of its 6.61% Series B Debentures due November 28, 2002. On October 15, 1998, Columbia entered into two additional interest rate swap agreements. One agreement is effective through November 28, 2005, on a $100 million

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 -FINANCIAL STATEMENTS (CONTINUED)



         notional amount of 6.80% Series C Debentures due November 28, 2005. The second agreement is effective through November 28, 2002, on a $50 million notional amount of 6.61% Series B Debentures due November 28, 2002. Under the terms of the agreements, Columbia pays interest based on a floating rate index and receives interest based on a fixed rate. The effect of these agreements is to modify the interest rate characterization of a portion of Columbia's long-term debt from fixed to variable. The effect of these interest rate swaps on interest expense at September 30, 1998 was immaterial.

7.       Business Segment Information
         Effective with the second quarter 1998 Form 10-Q, in accordance with generally accepted accounting principles, Columbia revised the presentation of its business segments. Columbia's operations are divided into five primary business segments. The transmission and storage segment offers transportation and storage services for local distribution companies and industrial and commercial customers located in Northeastern, Middle Atlantic, Midwestern, and Southern states and the District of Columbia. The distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The exploration and production segment explores for, develops, produces, and markets, gas and oil in the United States and in Canada. The marketing segment provides gas and electricity supply, fuel management and transportation-related services to a diverse customer base including cogenerators, local distribution companies, industrial plants, commercial businesses, joint marketing partners and residential customers. The propane, power generation and LNG segment includes the sale of propane at wholesale and retail to customers in eight states, participation in natural gas fueled electric generation projects and peaking services.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                       OPERATING INCOME (LOSS) BY SEGMENT


                                        Three Months                  Nine Months
                                    Ended September 30,           Ended September 30,
                                   ---------------------         ---------------------
                                    1998          1997            1998          1997
                                   -------      --------         -------       -------
                                                       (millions)
Transmission and Storage             $54.7        $ 37.9          $231.3        $194.2
Distribution                           1.6         (11.4)          135.1         150.5
Exploration and Production             5.5           5.6            28.4          22.7
Marketing                             (6.5)         (1.3)          (19.6)         (0.7)
Propane, Power Generation and LNG     (1.0)         (0.1)            6.3          10.0
Corporate                             (0.2)         (1.0)           (2.3)         (6.1)
                                   -------      --------         -------        ------
TOTAL                                $54.1        $ 29.7          $379.2         $370.6
                                   =======      ========         =======        =======



                  DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)


                                        Three Months                  Nine Months
                                    Ended September 30,           Ended September 30,
                                   ---------------------         ---------------------
                                    1998          1997            1998          1997
                                   -------      --------         -------       -------
Actual                                  41           108           2,878         3,638
Normal                                  41            41           3,568         3,568
% Colder (warmer) than normal           --           163             (19)            2
% Colder (warmer) than prior
period                                 (62)            5             (21)           (7)

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS



Forward-Looking  Statements
The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments and Impact of Year 2000 on Computer Systems, and Item 3 hereof contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, competition, weather, impact of the year 2000 on computer systems, regulatory and legislative changes as well as changes in general economic, capital and commodity market conditions, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time due to changes in the marketplace. With respect to Columbia's year 2000 program, the dates on which Columbia believes its year 2000 program will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to timely locate and correct all relevant computer codes for both IT and non-IT Systems, the nature and amount of programming and testing required to upgrade or replace IT and non-IT Systems, timely responses to, and corrections by, third-parties and suppliers, the ability to implement interfaces between, and among, IT and non-IT Systems for which remediation or an upgrade is performed, the nature and amount of testing, verification and reporting required by relevant government regulatory authorities, including federal and state utility regulation bodies, and other similar uncertainties.

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

Third Quarter Results
                                   Net Income
Columbia's third quarter 1998 net income was $11.2 million, or $0.13 per share, compared to $100,000 for the same period last year. Columbia's earnings in the third quarter typically are minimal or negative due to the seasonal nature of the distribution segment's operations, which derives most of its income during the first- and fourth-quarter heating season. The third quarter improvement primarily reflected increased revenue from the distribution segment's gas management activities, such as off-system sales, together with the effect of nonrecurring expense items that were recorded in last year's third quarter.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                              CONSOLIDATED RESULTS
These 1997 items included a $6.6 million after-tax valuation reserve for the sale of certain pipeline facilities and a $6.1 million after-tax reserve for restructuring and relocation activities. Columbia's continued investment in the marketing segment infrastructure and higher operation and maintenance costs for Columbia Gas Transmission Corporation (Columbia Transmission), tempered the improvement in the 1998 period.

                                    Revenues
Total consolidated net revenues (operating revenues less associated products purchased costs) for the three months ended September 30, 1998, were $350.2 million, an $18.9 million increase over the same period last year, primarily reflecting the higher revenues from the distribution segment's gas management activities. Also contributing to the increase were improved net revenues from the marketing segment, reflecting higher natural gas sales volumes, as well as revenues from electric power sales that began in late 1997 and higher partnership income recorded for cogeneration activities. The increase in the marketing segment's natural gas sales was largely offset by higher related products purchased costs.

                                    Expenses
Operating expenses for the third quarter of 1998 were $296.1 million, $5.5 million lower than the same period last year. The decrease primarily reflected the nonrecurring expense items recorded in 1997, discussed above, offset by higher operating expenses in the marketing and transmission and storage segments. The nonrecurring expenses in 1997 included a $10.1 million valuation reserve for the sale of certain pipeline facilities and a $9.4 million reserve for relocation and restructuring costs, both of which were mentioned previously. Partially offsetting the effect of these items were expenses in the third quarter of 1998 related to additional investments in the marketing segment's infrastructure and higher costs related to staff additions as well as increased expenses reflecting the timing of certain maintenance activities in the transmission and storage segment. Depreciation and depletion expense in the third quarter of 1998 was $6.8 million higher than the same period last year due to additional plant in service and increased depletion expense for the exploration and production segment reflecting higher depletable revenues and a higher depletion rate.

                            Other Income (Deductions)
Other Income (Deductions), which includes interest income and other interest expense, reduced income by $36.6 million in the current quarter compared to a reduction to income of $29.5 million in the same period last year. Interest income decreased $3.7 million, primarily due to lower interest income on temporary investments and a decrease in other miscellaneous income. Interest expense was $3.4 million higher than the same period last year as a result of additional interest on prepayments received from third parties.

                                  Income Taxes
For the three months ended September 30, 1998, income tax expense of $6.3 million increased $6.2 million compared with the same period last year, primarily reflecting higher pre-tax income.

Nine-Month Results
                                   Net Income
Columbia's net income for the first nine months of 1998 was $181.5 million, or $2.18 per share, a decrease of $16.2 million, or $0.20 per share, from the same period last year. This decrease was largely due to the record-breaking warm weather experienced earlier in 1998 and costs associated with Columbia's continued investment in the marketing segment. The nine-month results for both years were affected by several significant items.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONSOLIDATED)



                        CONSOLIDATED RESULTS (CONTINUED)

Significant items affecting net income for the first nine months of 1998 included the favorable effect of a $16.5 million after-tax reduction in the cost of certain postretirement benefits resulting from a buyout of a portion of those liabilities with an insurance carrier, a benefit of $10 million from tax planning initiatives and a gain of $8.7 million from the sale of certain storage volumes. Lower operating expenses for the rate-regulated subsidiaries and increased gas production and prices for the exploration and production segment also contributed favorably to the 1998 results. Reducing net income in the current period was Columbia's continued investment in its marketing segment. Net income for the first nine months of last year was improved $12.8 million by the implementation of tax planning initiatives, $12.4 million from Columbia Transmission's regulatory settlement and $5.5 million from a gain on the deactivation of a storage field. Decreasing last year's nine-month net income were $14.4 million of costs for restructuring and relocation activities and a $6.6 million valuation reserve for the sale of certain pipeline facilities.

                                    Revenues
Net revenues of $1,358.3 million for the nine months ended September 30, 1998, reflected a decrease of $8.2 million from the same period last year, due primarily to the adverse effect of this year's warmer weather on the distribution segment and the effect of Columbia Transmission's 1997 regulatory settlement. This decrease was partially offset by a $19.6 million increase in the marketing segment's gross margin due to higher gas sales and the addition of electric power sales in 1998, as well as higher revenues from transportation services and gas management activities. Also improving revenues in the current period was a $13.4 million increase from the sale in the first quarter of 1998 of 5 billion cubic feet (Bcf) of storage base gas and higher revenues from increased gas production and prices. Natural gas sales for Columbia's marketing segment during the first nine months of 1998 totaled 1,070.6 Bcf, nearly twice the level for the same period last year, while its nine-month 1998 electric power sales were 10,069,000 megawatt hours.

                                    Expenses
Operating expenses of $979.1 million for the year-to-date period ended September 30, 1998, decreased $16.8 million when compared to the same period last year, largely reflecting a reduction of $38.3 million in operation and maintenance expense despite $35.9 million of higher operation and maintenance expenses for the marketing operations. The lower operation and maintenance expense was primarily the result of a $25.4 million reduction in the cost of certain postretirement benefits, reflecting a buyout with an insurance carrier of a portion of Columbia's liabilities. In comparison to this year, 1997 expenses were higher due to the recording of $12.8 million of restructuring costs. The transmission and storage segment's and the distribution segment's operation and maintenance expense also decreased as a result of cost conservation measures and efficiencies gained through recently implemented restructuring activities. Depreciation and depletion expense increased $12.4 million due primarily to an increase in depletion expense for the exploration and production segment resulting from a higher depletion rate together with the effect of increased production from both the acquisition of Alamco, Inc. (Alamco) in 1997 and the success of Columbia Natural Resources Inc.'s (Columbia Resources) drilling program. Higher gross receipts and property taxes in the distribution segment were the principal reasons for the $9.1 million increase in other taxes.

                            Other Income (Deductions)
Through the first nine months of 1998, Other Income (Deductions) reduced income by $111.2 million compared to a reduction of $87.4 million in the same period last year. Interest income and other, net of $9.3 million decreased $18.6 million when compared to the same period last year, due largely to the

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONSOLIDATED)



                        CONSOLIDATED RESULTS (CONTINUED)

effect of an $8.5 million gain recorded in 1997 for a payment received from the deactivation of a storage field that allowed the owner of the coal reserves to mine the property. Also reducing income for the current period was lower interest income on temporary cash investments. Interest expense and related charges of $120.5 million increased $5.2 million over the same period in 1997 primarily reflecting increased interest on certain prepayments. Both periods included approximately $105.3 million of interest expense on long-term debt.

                                  Income Taxes
Income tax expense for the first nine months of 1998 was $86.5 million, essentially unchanged from the same period last year. Net income benefited from reductions to income tax expense of $10 million in 1998 and $12.8 million in 1997 due to the implementation of tax planning initiatives.

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

Net cash from operations for the first nine months of 1998 was $632.1 million, an increase of $50 million over the same period last year. This increase primarily reflects higher prepayments received for the delivery of natural gas over multiple years and higher deferred taxes. These increases were partially offset by working capital changes, including reduced accounts payable, a decrease in the overrecovery of gas costs by the distribution subsidiaries as well as the effect of warm weather in 1998. The decrease in the overrecovery position primarily reflects higher gas prices in the current period compared to the same period in 1997. The recovery of gas costs in the distribution subsidiaries' rates is provided for under the current regulatory process.

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

As of September 30, 1998, Columbia had approximately $117 million of letters of credit and $97.7 million of commercial paper outstanding.

Interest rates on borrowings under the Credit Facilities are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. The interest rate margins and facility fees on the commitment amount are based on Columbia's public debt ratings. Columbia's long-term debt rating is BBB+ by Standard & Poor's Ratings Group (S&P). During the third quarter, Moody's Investors Service, Inc. (Moody's) and Fitch Investors Service (Fitch) each upgraded their rating of Columbia's long-term debt to A3 and A, respectively. Under the Credit Facilities, higher debt ratings result in lower

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONSOLIDATED)



                        CONSOLIDATED RESULTS (CONTINUED)

facility fees and interest rates on borrowings. Columbia's commercial paper ratings are F-2 by Fitch, P-2 by Moody's and A-2 by S&P.

During 1998, Columbia entered into fixed-to-floating interest rate swap agreements to modify the interest characteristics of $200 million of its outstanding long-term debt. As a result of these transactions, that portion of Columbia's long-term debt is now exposed to fluctuations in interest rates.

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

Presentation of Segment Information
In accordance with generally accepted accounting principles, beginning with the 1998 Second Quarter Form 10-Q, Columbia revised its reporting of primary business segment information for the current and prior periods. Marketing operations are now reported in a separate segment rather than the former marketing, propane and power generation segment. Columbia LNG Corporation's results are now reported in the propane, power generation and LNG segment, rather than the transmission and storage segment.

Market Risk Exposure
As reported in the 1997 Annual Report on Form 10-K, certain subsidiaries of Columbia have used derivative instruments such as commodity futures contracts, basis swaps and options to hedge prices on commitments for natural gas, electric power and propane.

In the third quarter of 1998, Columbia's policy was expanded to allow open trading positions in electric power for its marketing operations to take advantage of market information or strategic opportunities related to uncovered exposure to commodity price or basis risk. Also in the third quarter, trading activity in weather derivatives was authorized. Positions in power and weather are controlled within predetermined limits as provided by Columbia's senior management. Columbia's policy prohibits any Columbia subsidiary from entering into trading positions that are not effectively connected with its business. The risks associated with these trading activities are managed consistent with policies approved by Columbia's Board of Directors.

Columbia employs multiple risk control mechanisms to mitigate market risk including, for power-related activities, value-at-risk measures, using a variance/covariance methodology, and volumetric limits. Value-at-risk estimates the size and probability of future potential gains and losses. Based on a 95% confidence interval and a one-day time horizon, the value at risk for the marketing segment's power trading activities was approximately $1 million as of October 31, 1998.

Impact of Year 2000 on Computer Systems
The Year 2000 issue is a worldwide concern because many existing computer programs and certain computer hardware were initially designed without considering the impact of the change to the year

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONSOLIDATED)



                        CONSOLIDATED RESULTS (CONTINUED)

2000. If not corrected, certain computer systems could fail or create erroneous results.

Columbia has a program underway that is evaluating its information technology
(IT) and non-IT systems to determine if they are year 2000 compliant and, if these systems are not year 2000 compliant, what corrective action is necessary. IT and non-IT systems that are currently being identified, tested and, as necessary, corrected or replaced with compliant systems include: 1) mission critical processes that relate to the safety or dependability of Columbia's natural gas delivery system and other core business operations; 2) customer billing, vendor payment, shareholder records and payroll systems; as well as 3) other processes relevant to Columbia's continued operations. Embedded chips and other non-IT hardware that are found to not be year 2000 compliant are being replaced or upgraded as appropriate. In addition, to ensure timely completion of all phases of the year 2000 project, Columbia is utilizing external consultants with specific year 2000 expertise on certain aspects of the project.

Columbia's year 2000 program is divided into separate phases that provide for the timely assessment, remediation and testing of IT and non-IT systems as appropriate. The assessment phase covers the inventory of systems and the determination as to where potential problems exist. If a system can not be determined to be either compliant or not date sensitive, it is deemed non-compliant and scheduled for inclusion in the remediation/testing phases. Based on the estimated total man hours necessary to complete this phase, assessment for all systems that are deemed mission critical to Columbia's operations is approximately 95% complete. The assessment phase for the non-critical IT and non-IT processes is nearly 100% complete. The remediation phase is for the correction of any year 2000 compliance issues through repair or replacement. It is estimated that this phase is approximately 45% complete for IT systems and 1% complete for non-IT systems. The testing phase, which is estimated to be approximately 42% complete and 2% complete for IT and non-IT systems, respectively, is designed to provide assurance that the remediation effort has been successful. Critical devices are tested regardless of whether a manufacturer/vendor may have indicated that the device was year 2000 compliant. Columbia currently has in place general contingency plans in the event that a computer system, facility or process fails; however, Columbia is evaluating the need for special contingency plans in the event that a year 2000 problem should arise in spite of Columbia's efforts to ensure year 2000 compliance. Where appropriate, specific year 2000 contingency plans will be developed for those systems that are essential to Columbia's ongoing businesses. Contingency plans involve having alternate suppliers, processes or personnel on stand-by for essential processes. Columbia's planning for the year 2000 contingency phase for mission critical processes is just getting underway.

For the overall year 2000 project, the estimated completion date for the assessment phase is yearend 1998. The remediation phase is anticipated to be completed by the end of the first quarter of 1999 with the testing phase completed by the end of the second quarter of 1999. Any year 2000 specific contingency plans that may be necessary are scheduled to be completed by the end of July 1999.

Another area of concern is Columbia's exposure from third parties that may not be year 2000 compliant. Columbia is in the process of contacting third parties with which it conducts business to obtain assurance that they will be year 2000 compliant, utilizing letters and, where appropriate, questionnaires. Columbia has mailed letters to many of its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent interfaces with such entities are vulnerable to year 2000 problems and whether the products and services purchased from or by such entities are year 2000 compliant. Columbia has received responses from a large number of these third parties with many of the companies providing written assurances that they expect to address all of their significant year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONSOLIDATED)



                        CONSOLIDATED RESULTS (CONTINUED)

providers that did not initially respond, or whose responses were deemed unsatisfactory by Columbia, is currently underway.

The total estimated cost of assessing, testing and remediating Columbia's IT and non-IT systems for year 2000 compliance, along with the cost of developing contingency plans, is approximately $14.2 million. The bulk of Columbia's budget will be applied to the remediation and testing phases. The estimated total cost of the year 2000 project represents management's assessment, based on information currently available, scope of the project, work already completed and estimated remaining work. The expenditures necessary to become year 2000 compliant will be satisfied through Columbia's cash flow from operations.

As part of its normal operations, Columbia continuously operates in a safety-conscious, high-reliability environment and has numerous backup systems in place. As a result of the extensive planning that has been incorporated into Columbia's current contingency plans and the year 2000 project, management believes that the most reasonably likely worst case year 2000 scenario would involve minor failures that were not detected and corrected during the project. These failures should not be of the type that could result in the disruption of services and will, in all likelihood, be corrected quickly. However, the failure of Columbia or a key third party supplier to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations including Columbia's ability to deliver energy. For such a failure to be material, numerous backup systems or processes would also have to fail. For example, an interruption in electric service along Columbia's pipeline system could impact the operation of one or more compressor stations or other field facilities and equipment. This impact, if coupled with the failure of critical back-up systems and processes, could materially and adversely affect Columbia's operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 issue, due in part to the uncertainty of the year 2000 readiness of third party suppliers and customers, Columbia is unable to determine at this time whether the consequences of any likely year 2000 failures will have a material impact on Columbia's operations, liquidity or financial condition.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                      TRANSMISSION AND STORAGE OPERATIONS


                                     Three Months              Nine Months
                                  Ended September 30,      Ended September 30,
                                  -------------------      -------------------
                                    1998       1997          1998       1997
                                  --------   --------      --------   --------
                                                   (millions)
OPERATING REVENUES
  Transportation revenues          $ 130.6    $ 131.8       $ 445.2    $ 448.8
  Storage revenues                    45.4       45.2         137.7      137.0
  Other revenues                       4.0        3.3          27.1       33.0
                                   -------    -------       -------    -------
Total Operating Revenues             180.0      180.3         610.0      618.8
                                   -------    -------       -------    -------

OPERATING EXPENSES
  Operation and maintenance           87.5      103.6         262.0      305.0
  Depreciation                        25.8       25.8          75.8       78.7
  Other taxes                         12.0       13.0          40.9       40.9
                                   -------    -------       -------    -------
Total Operating Expenses             125.3      142.4         387.7      424.6
                                   -------    -------       -------    -------
OPERATING INCOME                   $  54.7    $  37.9       $ 231.3    $ 194.2
                                   =======    =======       =======    =======

THROUGHPUT (BCF)
Transportation
  Columbia Transmission
    Market area                      151.0      145.4         674.6      719.6
  Columbia Gulf
    Mainline                         138.8      145.4         420.6      458.3
    Short-haul                        56.7       66.1         178.3      185.1
    Intrasegment eliminations       (134.4)    (142.6)       (406.8)    (448.0)
                                   -------    -------       -------    -------
Total Throughput                     212.1      214.3         866.7      915.0
                                   =======    =======       =======    =======

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)



Market Expansion Projects
                           Millennium Pipeline Project
The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to Northeast and Middle Atlantic markets. The 442-mile pipeline will connect to TransCanada Pipe Lines Ltd. at a new Lake Erie export point and transport up to approximately 700 million cubic feet (MMcf) per day to Eastern markets. Ten shippers have signed agreements for the available capacity. A filing with the Federal Energy Regulatory Commission (FERC), requesting approval of the Millennium Project, was made in December 1997. This filing began the extensive review process, including opportunities for public review, communication and comment. The Millennium Project sponsors have announced that the proposed in-service date is expected to be November 1, 2000. The current sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd., and MCN Energy Group, Inc.

                                  Mainline '99
Columbia Gulf Transmission Company (Columbia Gulf) filed an application with the FERC on June 5, 1998, for authority to increase the maximum certificated capacity of its mainline facilities. The expansion project, referred to as Mainline '99, will increase Columbia Gulf's certificated capacity to nearly 2.2 Bcf/day, by replacing certain compressor units and increasing the horsepower ratings of certain compressor stations. Various shippers contracted for the additional service through an open bidding process held in late 1997 and early 1998. Subject to regulatory approval, construction relating to the compressor replacements is scheduled to begin in the first quarter of 1999. The proposed in-service date for the Mainline '99 project is December 1, 1999.

          Proposed East Lateral Expansion and SunStar Pipeline Projects
Columbia Gulf announced plans in September 1998, for the expansion of its onshore East Lateral system at Grand Isle, Louisiana and for a new 56-mile Gulf of Mexico pipeline. The expansion of the East Lateral will provide additional capacity to shippers from Grand Isle, Louisiana. The planned expansion, which will add approximately 600 MMcf per day of incremental firm transportation capacity, would be accomplished by adding new facilities and expanding existing facilities. The proposed SunStar Pipeline Project (formerly called the Sea Star Pipeline Project), in which Columbia Gulf is participating and will serve as the developer and operator, will transport gas from the deep water areas of the Gulf of Mexico to gas processing facilities located at Grand Isle, Louisiana. This offshore pipeline project is complementary to the proposed expansion of the East Lateral facilities, mentioned above.

Columbia Gulf conducted open seasons in the fall of 1998 to obtain binding commitments from interested parties for the additional capacity from the East Lateral Expansion and the SunStar Pipeline Project. Columbia Gulf is currently in the process of evaluating the bids.

Regulatory Matters
                Challenge to Columbia Transmission's Rate Design
Pursuant to a provision of Columbia Transmission's 1997 rate settlement, the New York Public Service Commission (NYPSC) had the right to request a hearing challenging the appropriateness of the Straight Fixed Variable (SFV) rate design for Columbia Transmission. In a decision rendered in April 1998, the presiding Administrative Law Judge granted a motion, filed jointly by several interested parties, to dismiss the challenge by NYPSC. The judge found that the NYPSC failed to demonstrate that continued use of the SFV rate design on Columbia Transmission's system would be unjust or unreasonable. In May 1998, the NYPSC filed an appeal of the Administrative Law Judge's decision and on October 6, 1998,

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)




the FERC affirmed the judge's decision. The NYPSC filed for rehearing of the FERC's decision on November 5, 1998.

                           Sale of Certain Facilities
As previously reported in Columbia's 1997 Annual Report on Form 10-K, Columbia Transmission is in the process of selling its gathering facilities. As part of this process, Columbia Transmission's anticipated sale of 750 miles of gathering facilities to Columbia Resources has been delayed due to a dispute with a gas distribution company. The complaint has since been dismissed and the anticipated closing date of the sale is year-end 1998. The sale of these assets will not have a material impact on Columbia's financial results.

In addition, Columbia Transmission has agreed to sell certain natural gas pipeline facilities that consist of approximately 341 miles of pipeline, together with property and associated facilities, located in New York and Pennsylvania. On May 22, 1998, Columbia Transmission filed an application with the FERC seeking authority to abandon the facilities by sale to a third party for $21.8 million. On November 4, 1998, the FERC issued an order authorizing the abandonment. The sale of these assets will not have a material impact on Columbia's financial results.

                       Bankruptcy-related Producer Claims
On July 24, 1998, the U.S. Bankruptcy Court for the District of Delaware, granting a motion by Columbia Transmission, entered an Order allowing the claim of New Bremen Corporation in accordance with the Claims Mediator's Report and Recommendations and the decision of the U.S. 5th Circuit Court of Appeals. New Bremen did not file a notice of an appeal of this Order to the U. S. District Court within the requisite time for appeal. However, on August 21, 1998, New Bremen filed a motion to extend the time for filing a notice of appeal based on the grounds of excusable neglect. On August 24, 1998, the Bankruptcy Court granted the motion. On August 28, 1998, New Bremen filed a notice of appeal to the U.S. District Court for the District of Delaware.

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

Consistent with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," a regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. As previously reported in Columbia's 1997 Annual Report on Form 10-K, Columbia Transmission's 1997 rate settlement excluded the issue of environmental cost recovery and provided that a hearing be held to address this issue. The procedural schedule established by the presiding Administrative Law Judge provided for a hearing to commence in the fall of 1998. However, at the request of Columbia Transmission and other active parties, the schedule was suspended on May 5, 1998, in order to afford the parties an opportunity to pursue settlement discussions. As a result of these discussions, Columbia Transmission reported to the Administrative Law Judge on September 10, 1998, that an agreement in principle had been reached among the active parties on the overall components of an environmental remediation settlement. The agreement in principle is comprehensive, and includes such major components as Columbia Transmission's total allowed recovery of environmental remediation program costs, and the disposition

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)



of recovery by Columbia Transmission from insurance carriers and others. On October 9, 1998, Columbia Transmission reported to the Administrative Law Judge that consensus had been reached with all but two parties on the allocation of the costs to Columbia Transmission's various services and customers. Columbia Transmission further advised the judge that it would continue to attempt to secure unanimity on allocation and would turn to drafting the stipulation and agreement that will be filed with the FERC. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations and the long period over which expenditures will be made.

Throughput
Columbia Transmission's throughput consists of transportation and storage services for local distribution companies and other customers within its market area, which covers fifteen Northeastern, Middle Atlantic, Midwestern and Southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana, to West Virginia and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana.

Throughput for the transmission and storage segment totaled 212.1 Bcf for the third quarter of 1998, and 866.7 Bcf for the nine months ended September 30, 1998. Throughput for the third quarter of 1998 decreased 2.2 Bcf from the same period last year, due to reduced customer usage along Columbia Gulf's mainline and short-haul deliveries. This decrease was only partially offset by an increase from Columbia Transmission's market expansion project that was placed in service in November 1997. Throughput for the year-to-date period through September 30, 1998, decreased 48.3 Bcf from the same period last year, reflecting the impact of warmer weather in the first half of 1998, tempered by increased throughput from Columbia Transmission's market expansion project and higher electric generation demand for natural gas.

Operating Revenues
Total operating revenues were $180 million for the third quarter of 1998 and $610 million for the nine months ended September 30, 1998. Operating revenues for the third quarter were substantially the same as the third quarter of 1997, while operating revenues for the first nine months of 1998 reflected a decrease of $8.8 million when compared to the same period last year. This decrease was principally due to the effect of recording $19.1 million of revenues in the second quarter of 1997 for the sale of base gas as provided for in Columbia Transmission's regulatory settlement. Revenues in both the current quarter and year-to-date period were also reduced from the same respective periods last year, due to the sale of certain gathering facilities in 1997. Revenues were improved in the current nine-month period by the sale in early 1998 of approximately 5 Bcf of storage base gas that was part of Columbia Transmission's overall 1997 rate settlement. Transportation and storage service revenues benefited from Columbia Transmission's market expansion contracts, a contract termination fee, as well as the effect of Columbia Gulf's regulatory settlement entered into in May 1998.

Operating Income
Operating income for the third quarter of 1998 was $54.7 million, an increase of $16.8 million from the same period last year, primarily reflecting two nonrecurring expense items recorded in 1997. These items included a $10.1 million valuation reserve recorded for the loss on the anticipated sale of certain pipeline facilities and a $9.4 million reserve for relocation and restructuring costs. Absent these two items, operation and maintenance expense increased $2.4 million due primarily to higher outside service costs reflecting timing differences for certain maintenance activities.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)



For the first nine months of 1998, operating income for the transmission and storage segment of $231.3 million increased $37.1 million over the same period last year as $45.9 million of lower operating expenses more than offset lower operating revenues. Operation and maintenance expense for the first nine months of 1998 declined $43 million compared to the same period in 1997, primarily reflecting savings achieved through the implementation of restructuring initiatives, the reserve in 1997 for the loss on the anticipated sale of certain pipeline facilities, as mentioned above, and a $4.5 million reduction in the cost of certain postretirement benefits. Approximately $17.3 million of restructuring costs recorded in the second and third quarters of 1997, also contributed to the decline in operating expenses.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                            DISTRIBUTION OPERATIONS


                                        Three Months                  Nine Months
                                    Ended September 30,           Ended September 30,
                                   ---------------------         ----------------------
                                    1998          1997            1998          1997
                                   -------      --------         --------     ---------
                                                       (millions)
NET REVENUES
  Sales revenues                    $178.6        $166.5         $1,199.1      $1,534.5
  Less: Cost of gas sold              83.3          77.6            723.1       1,004.2
                                   -------      --------         --------     ---------
  Net Sales Revenues                  95.3          88.9            476.0         530.3
                                   -------      --------         --------     ---------
  Transportation revenues             29.1          22.4            122.6          97.8
  Less: Associated gas costs           2.5           1.7             12.5           7.9
                                   -------      --------         --------     ---------
  Net Transportation Revenues         26.6          20.7            110.1          89.9
                                   -------      --------         --------     ---------
Net Revenues                         121.9         109.6            586.1         620.2
                                   -------      --------         --------     ---------

OPERATING EXPENSES
  Operation and maintenance           91.8          94.8            275.7         307.6
  Depreciation                        11.4           7.8             61.9          55.8
  Other taxes                         17.1          18.4            113.4         106.3
                                   -------      --------         --------     ---------
Total Operating Expenses             120.3         121.0            451.0         469.7
                                   -------      --------         --------     ---------
OPERATING INCOME (LOSS)             $  1.6        $(11.4)        $  135.1     $   150.5
                                   =======      ========         ========     =========

THROUGHPUT (BEF)
  Sales
     Residential                      10.0          11.1            102.9         129.2
     Commercial                        4.0           4.7             37.7          49.4
     Industrial and other              0.7           0.8              3.1           1.8
                                   -------      --------         --------     ---------
Total Sales                           14.7          16.6            143.7         180.4
Transportation                        60.2          54.0            206.8         187.0
                                   -------      --------         --------     ---------
Total Throughput                      74.9          70.6            350.5         367.4
Off-System Sales                       8.9           3.1             60.3          45.3
                                   -------      --------         --------     ---------
Total Sold or Transported             83.8          73.7            410.8         412.7
                                   =======      ========         ========     =========
SOURCES OF GAS FOR THROUGHPUT(BCF)
  Sources of Gas Sold
     Spot market*                     47.9          72.1            166.9         210.5
     Producers                         2.8           8.8             11.4          28.4
     Storage withdrawals
     (injections)                    (44.8)        (56.1)            (7.0)        (24.1)
     Other                            17.7          (5.1)            32.7          10.9
                                   -------      --------         --------     ---------
  Total Sources of Gas Sold           23.6          19.7            204.0         225.7
  Transportation received for
  delivery to customers               60.2          54.0            206.8         187.0
                                   -------      --------         --------     ---------
Total Sources                         83.8          73.7            410.8         412.7
                                   =======      ========         ========     =========

* Purchase contracts of less than one year.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)

Market Conditions
Weather in Columbia's distribution subsidiaries' (Distribution) market area for the first nine months of 1998 was the warmest on record. It was 21% warmer than the first nine months of 1997 and 19% warmer than normal. As a result, there was a 34 Bcf decrease in weather-sensitive deliveries from the same period last year.

Regulatory Matters
Distribution continues to sign up customers for its Customer CHOICE(SM) programs in Ohio, Pennsylvania, Virginia and Maryland. More than 235,000 customers, or 16% of the eligible customers, are participating in the programs.

As previously reported in Columbia's Second Quarter 1998 Form 10-Q, Columbia Gas of Virginia, Inc. (Columbia of Virginia) filed a rate case with the Virginia State Corporation Commission (VSCC) in May 1998, requesting a $13.8 million increase in annual revenue. Of the requested increase, $8.5 million has been collected through interim rates in effect since October 1997, subject to refund. These interim rates are the result of Columbia of Virginia's 1997 rate filing, which is currently pending before the VSCC. Rates reflecting the requested additional increase of $5.3 million went into effect, also subject to refund, in mid-October 1998. Higher revenues are necessary to recover plant additions including those required to replace facilities due to age and condition along with normal increases in operating expenses. Resolution of these proceedings will not have a material impact on Columbia's consolidated results.

Environmental Matters
Distribution's primary environmental issues relate to 15 former manufactured gas plant sites. Investigations or remedial activity are currently underway at eight sites and additional site investigations may be required at some of the remaining sites. To the extent Distribution's site investigations have been conducted, remediation plans developed and any responsibility for remediation action established, the appropriate liabilities have been recorded. Regulatory assets have also been recorded for a majority of these costs as rate recovery has been allowed or is anticipated.

Volumes
Total volumes sold or transported for the three months ended September 30, 1998 of 83.8 Bcf, improved 10.1 Bcf from the same period in 1997, primarily due to increased off-system sales, as well as transportation volumes for new customers, the impact of warm summer weather on electric generation and the return to full production at a major industrial customer that had been idled by a labor strike last year.

For the first nine months of 1998, total volumes sold or transported of 410.8 Bcf were 1.9 Bcf lower than the same period in 1997, due to this year's record warm weather. Increased off-system sales and the return to full production at the major industrial customer, increased transportation volumes and customer growth largely offset the effect of the record warm weather.

Net Revenues
Net revenues for the three months ended September 30, 1998, were $121.9 million, up $12.3 million from the same period last year. This improvement is primarily attributable to higher revenues from gas management activities that Columbia Gas of Ohio, Inc. (Columbia of Ohio) was allowed to retain under the terms of its 1997 regulatory settlement.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)



For the nine months ended September 30, 1998, net revenues were $586.1 million, down $34.1 million from 1997. This decrease primarily reflects the effect of the record warm weather that reduced net revenues approximately $52 million compared to the first nine months of 1997, which was only partially offset by Columbia of Ohio's regulatory settlement.

Operating Income (Loss)
Operating income of $1.6 million for the three months ended September 30, 1998 was an improvement of $13 million over the operating loss of $11.4 million during the same period in 1997, due to the increase in net revenues.

For the first nine months of 1998, operating income of $135.1 million decreased $15.4 million from the same period last year, as the decline in net revenues was partially offset by an $18.7 million decrease in operating expenses. Operation and maintenance expense for the first nine months of 1998 decreased $31.9 million from the same period last year, primarily reflecting a reduction in postretirement benefits costs of $15.9 million and the ongoing beneficial impact of the restructuring initiatives implemented in 1997. Other taxes increased $7.1 million, primarily due to higher gross receipts taxes and depreciation expense increased by $6.1 million due in part to plant additions.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                     EXPLORATION AND PRODUCTION OPERATIONS



                                 Three Months               Nine Months
                              Ended September 30,       Ended September 30,
                              -------------------       -------------------
                                1998      1997            1998       1997
                              --------  --------        --------   --------
                                                 (millions)
OPERATING REVENUES
  Gas revenues                  $24.1     $23.9           $86.5      $77.6
  Other revenues                  2.7       0.8            10.1        2.8
                                -----     -----           -----      -----
Total Operating Revenues         26.8      24.7            96.6       80.4
                                -----     -----           -----      -----

OPERATING EXPENSES
  Operation and maintenance      10.4      10.8            33.2       30.9
  Depreciation and depletion      8.6       6.0            27.5       20.6
  Other taxes                     2.3       2.3             7.5        6.2
                                -----     -----           -----      -----
Total Operating Expenses         21.3      19.1            68.2       57.7
                                -----     -----           -----      -----
OPERATING INCOME                $ 5.5     $ 5.6           $28.4      $22.7
                                =====     =====           =====      =====

GAS PRODUCTION STATISTICS
Production (Bcf)
  U.S.                            8.5       8.6            28.6       25.3
  Canada                           --        --             0.1         --
                                -----     -----           -----      -----
    Total                         8.5       8.6            28.7       25.3
                                =====     =====           =====      =====

Average Price ($ per Mcf)
  U.S.                           2.83      2.36            3.01       2.59
  Canada                         2.44        --            2.70         --

OIL AND LIQUIDS PRODUCTION
  STATISTICS
Production (000Bbls)
  U.S.                             46        57             152        157
  Canada                            4        --               8         --
                                -----     -----           -----      -----
    Total                          50        57             160        157
                                =====     =====           =====      =====

Average Price ($ per Bbl)
  U.S.                          11.55     15.20           12.87       17.90
  Canada                        17.04        --           17.31          --
    Average                     11.98     15.20           13.10       17.90

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                     EXPLORATION AND PRODUCTION (CONTINUED)

Drilling Activity
During the first nine months of 1998, Columbia Resources, Columbia's exploration and production subsidiary, participated in 87 gross wells, of which 65 were successful, adding 17.2 net billion cubic feet equivalent (Bcfe) to reserves. Columbia Resources currently has 11 rigs operating in 6 states and is on track to accomplish its goal of drilling 185 wells during 1998.

Volumes
Gas production for the third quarter of 1998 of 8.5 Bcf was essentially unchanged from the third quarter of 1997. Temporary pipeline repairs and a delay in new production coming on line was offset by new production from the purchase in 1997 of Alamco and the success of Columbia Resources' drilling program. Full production is expected to resume during the fourth quarter; however, the estimated total production for 1998 is expected to be approximately 40 Bcf, down from the earlier estimate of 50 Bcf. For the nine months ended September 30, 1998, gas production increased 3.4 Bcf to 28.7 Bcf. The year-to-date production increase primarily reflects the purchase of Alamco's properties and new production brought on line during the year.

Operating Revenues
Third quarter operating revenues for 1998 increased $2.1 million from the same period last year to $26.8 million, as the slight production decline was more than offset by higher gas prices. For the three months ended September 30, 1998, Columbia Resources' average gas sales price was $2.83 per Mcf compared to $2.36 per Mcf in the third quarter of 1997. In addition, third party gathering revenues increased by $1.8 million. As previously reported in Columbia's 1997 Annual Report on Form 10-K, certain gathering facilities were transferred from Columbia Transmission to Columbia Resources in the third quarter of 1997. These gathering revenues are largely offset by related operation and maintenance expense.

Operating revenues of $96.6 million for the first nine months of 1998 increased $16.2 million over the same period last year, primarily due to the increase in production and higher gas prices. Columbia Resources' average gas sales price for the nine months ended September 30, 1998, was $3.01 per Mcf, up 16% over the same period last year. The stronger natural gas prices reflected the benefit of hedging activity last fall when prices were significantly higher. Third party gathering revenues increased by $5.7 million. Revenues in 1997 benefited from $4.1 million of revenues recorded in 1997 for a payment made by a cogeneration partnership to allow it to terminate its gas purchase contract with Columbia Resources.

Operating Income
Operating income of $5.5 million for the three months ended September 30, 1998, decreased $100,000 from the same period in 1997. This small decline reflects a $2.6 million increase in depreciation and depletion expense due to the additional investment in the exploration and production segment which more than offset the improvement in operating revenues.

For the nine months ended September 30, 1998, operating income of $28.4 million improved $5.7 million over the same period last year. The increase in operating revenues was mitigated by a $6.9 million increase in depreciation and depletion expense due to additional investments, along with an increase of $2.3 million in operation and maintenance expense, largely due to expense associated with gathering activities.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              MARKETING OPERATIONS

                                            Three Months                     Nine Months
                                        Ended September 30,              Ended September 30,
                                     ------------------------         ------------------------
                                        1998           1997              1998          1997
                                     ----------   ----------          ----------    ----------
                                                            (millions)
OPERATING REVENUES
 Gas revenues                          $ 751.4         $681.0            $2,392.2      $1,283.0
 Power revenues                          361.8             --               459.6            --
                                      --------        -------            --------      --------
Total Operating Revenues               1,113.2          681.0             2,851.8       1,283.0

Less: Products purchased               1,099.5          673.4             2,815.1       1,265.9
                                      --------        -------            --------      --------
Gross Margin                              13.7            7.6                36.7          17.1
                                      --------        -------            --------      --------
OPERATING EXPENSES
 Operation and maintenance                18.6            8.0                52.1          16.2
 Depreciation                              1.0            0.7                 2.4           0.9
 Other taxes                               0.6            0.2                 1.8           0.7
                                      --------        -------            --------      --------
Total Operating Expenses                  20.2            8.9                56.3          17.8
                                      --------        -------            --------      --------
OPERATING (LOSS)                      $   (6.5)       $  (1.3)           $  (19.6)     $   (0.7)
                                      ==+=====        =======            ========      ========
MARKETING SALES
 Gas (Bcf)                               359.0          323.0             1,070.6         551.4
 Power (thousand megawatt hours)         6,716             --              10,069            --

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        MARKETING OPERATIONS (CONTINUED)



Columbia's wholesale and retail nonregulated natural gas and electric power marketing operations are conducted by Columbia Energy Services Corporation (Columbia Energy Services). These businesses provide integrated energy-related products and services to wholesale, industrial and commercial, as well as residential customers. These businesses can be categorized broadly into two business lines: wholesale energy operations and services, and retail industrial, commercial, and residential products and services. The wholesale business provides products and services to wholesale customers nationwide, including gas and electricity supply, fuel management and transportation-related services, management of energy-related assets, energy commodity sales and services, risk management products and financial services. The retail business provides energy-related products and services to a diverse customer base, including industrial and commercial operations, as well as residential customers. Products and services include gas and electricity supply, fuel management and insurance services.

Wholesale Energy Activity
Wholesale energy activity can be categorized into two broad businesses: gas marketing and trading, and electric power marketing and trading. Gas marketing and trading activities have grown significantly during 1998. In the third quarter of 1998, Columbia Energy Services was the twelfth largest gas marketer in the United States, as reported by Gas Daily, a trade publication. This growth included the effect of an increased presence in Southeast and Midwest markets, as well as an expanded portfolio of storage and transportation assets. During 1998, the marketing segment made significant investments in risk management infrastructure and related financial products and services. Consequently, Columbia Energy Services has been able to add a number of structured transactions to its overall trading and marketing portfolio including prepayment agreements with municipal agencies for delivery of natural gas to them over a multi-year period.

In addition to natural gas commodity marketing and trading activities, the marketing segment entered the electricity trading business in December 1997. Since that time, the marketing segment has rapidly expanded its trading and scheduling operations in Northeast, Midwest, Southwest and the Western United States electric regions.

Retail Energy Activity
Retail energy activity can be categorized into the efforts of two broad strategic business units: Major Accounts retail activity and Mass Market retail activity. These retail business units provide energy expertise to end-use customers, both for gas and power retail market. Management believes they are favorably positioned for electric retail market unbundling and deregulation. During 1998, Columbia Energy Services initiated gas marketing programs in Ohio, Pennsylvania, Michigan, Maryland, Indiana, Virginia and New Jersey. These efforts significantly increased Columbia Energy Services' Mass Market customer base since the beginning of 1998. Additional plans are currently being implemented to enter the Georgia market for retail natural gas. In Georgia, where Columbia Energy Services was certified by the Georgia Public Service Commission to sell natural gas, all 1.2 million Atlanta Gas Light retail customers will either choose a new natural gas supplier or be assigned to a provider, once certain conditions are met. During 1999, Columbia Energy Services plans to initiate marketing to power customers in Pennsylvania. Under the Pennsylvania program, certain electric power customers will be able to choose their power supplier beginning January 1, 1999, with all customers having the ability to choose their power supplier by January 1, 2000.

Columbia Energy Services is also offering diverse products and services by participating in several state or local programs related to the deregulation of retail markets, in Ohio, Pennsylvania, Virginia,

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        MARKETING OPERATIONS (CONTINUED)


Maryland, New Jersey, and Illinois. For example, two energy efficiency software products, sponsored by Columbia Energy Services, were launched during the third quarter of 1998. These software products are targeted toward residential and commercial customers.

Gross Margins
Gross margins of $13.7 million for the third quarter of 1998 increased $6.1 million from the same period last year. Electric power marketing activities, which began in late-1997, represented the majority of this growth. Electric power traded in the third quarter of 1998 was 6,716 thousand megawatt hours, more than twice the level for the second quarter of this year. The impact of an 11 percent increase in third quarter 1998 gas marketing volumes was partially offset by the effect of lower wholesale margins.

For the nine months ended September 30, 1998, gross margins totaled $36.7 million, compared to $17.1 million for the same period last year. This is primarily due to increased growth in both natural gas volumes and the addition of electric power volumes. Gas marketing volumes of 1,070.6 Bcf nearly doubled from the same period in 1997.

Operating Loss
An operating loss of $6.5 million for the third quarter of 1998 was $5.2 million greater than the $1.3 million loss in same period last year, due to operating expenses that were $11.3 million larger than in the third quarter of 1997. For the nine months ended September 30, 1998, the marketing segment had an operating loss of $19.6 million compared to a loss of $700,000 for the first nine months of 1997. The increase in operating expenses of $38.5 million in the 1998 nine-month period is a result of the implementation of Columbia Energy Services' strategy to build its systems and infrastructure, positioning itself for future growth in conjunction with the continued deregulation of the industry. In addition, higher current period expenses include costs associated with the development of new products and services and costs related to adding new Mass Market retail customers.

Columbia Energy Services is in the process of analyzing certain financial records with unidentified amounts that primarily resulted from the integration of the operations of PennUnion Energy Services L.L.C. in 1997 and the ongoing implementation of new accounting systems in 1998. As these records are reconciled there may be amounts identified, without adequate third party documentation, that will be charged to income. Management does not believe that these amounts, in total, will be material to Columbia's consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                  PROPANE, POWER GENERATION AND LNG OPERATIONS



                                       Three Months              Nine Months
                                    Ended September 30,      Ended September 30,
                                    -------------------      -------------------
                                      1998       1997          1998       1997
                                    --------   --------      --------   --------
                                                     (millions)
NET REVENUES
  Propane revenues                    $ 8.6     $ 9.5          $43.0      $47.7
  Less: Products purchased              5.1       6.4           23.6       29.6
                                      -----     -----          -----      -----
  Net Propane Revenues                  3.5       3.1           19.4       18.1
  Power Generation                      2.6       0.3            6.4        8.7
  Other Revenues                        5.1       4.9           12.7       13.3
                                      -----     -----          -----      -----
Net Revenues                           11.2       8.3           38.5       40.1
                                      -----     -----          -----      -----

OPERATING EXPENSES
  Operation and maintenance            10.3       7.1           27.1       26.0
  Depreciation                          1.4       0.9            3.6        2.6
  Other taxes                           0.5       0.4            1.5        1.5
                                      -----     -----          -----      -----
Total Operating Expenses               12.2       8.4           32.2       30.1
                                      -----     -----          -----      -----

OPERATING INCOME (LOSS)               $(1.0)    $(0.1)         $ 6.3      $10.0
                                      =====     =====          =====      =====

PROPANE SALES (MILLIONS OF GALLONS)
  Retail                                8.4       8.6           39.8       38.5
  Wholesale and Other                   1.3       2.3            4.7        9.3
                                      -----     -----          -----      -----
Total Propane Sales                     9.7      10.9           44.5       47.8
                                      =====     =====          =====      =====

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            PROPANE, POWER GENERATION AND LNG OPERATIONS (CONTINUED)


Power Generation
On January 29, 1998, Columbia Electric Corporation (Columbia Electric) and Westcoast Energy Inc. signed a joint venture agreement, with equal ownership interests, to develop a third natural gas-fired electricity-generating plant by mid-2001. In total, the three plants are anticipated to provide approximately 1,000 megawatts of electricity using approximately 160 MMcf per day of natural gas. In early August 1998, the parties formed a limited liability company, which subsequently purchased the proposed site in Eddystone, Pennsylvania, for the development of a 500 megawatt electricity production facility.

Net Revenues
Net revenues for the third quarter of 1998 increased $2.9 million from the same period last year to $11.2 million. Columbia Electric's power generation net revenues for the three months ended September 30, 1998, increased by $2.3 million from the same period last year to $2.6 million. This increase was primarily the result of a $1.8 million reclassification in 1997 for the recording of certain gas transportation revenues. Fuel management expenses were reclassified from operating expense and netted with gas transportation revenues; therefore the change in reporting did not effect operating income. Net propane revenues of $3.5 million in the third quarter of 1998 increased $0.4 million from last year's third quarter reflecting higher margins. Propane sales to the low-margin wholesale market were up significantly in the current quarter, but a sharp drop in spot sales more than offset the increase in wholesale sales. Other miscellaneous revenues increased $0.2 million in the third quarter of 1998 compared to the same period last year.

For the first nine months of 1998, net revenues of $38.5 million decreased $1.6 million from the same period last year. The decrease largely reflects the net effect of Columbia Electric's $3.2 million revenue improvement recorded in the first quarter of 1997 from the assumption of a cogeneration partnership fuel transportation contract. This decrease was partially offset by an increase in propane net revenues of $1.3 million due to higher margins achieved in the first quarter of 1998 and additional retail sales attributable to recent acquisitions. Total propane volumes for the first nine months of 1998 decreased 3.3 million gallons compared to the same period last year due to warmer weather and lower spot sales.

Operating Income (Loss)
An operating loss of $1 million for the third quarter of 1998 was $900,000 greater than the same period last year, as the $2.9 million increase in net revenues was more than offset by a $3.8 million increase in operating expenses. The acquisition of three propane companies during the first half of 1998 contributed to the higher operating costs.

Operating income of $6.3 million for the first nine months of 1998 decreased $3.7 million from the same period in 1997, due to the decrease in net revenues along with $2.1 million higher operating expenses. Higher operating costs from recent propane acquisitions and additional start-up costs for new services were partially offset by a reduction in certain postretirement benefit costs recorded in the first quarter of 1998.

                         PART I - FINANCIAL INFORMATION



Item 3.        Quantitative and Qualitative Disclosures About Market Risk

              There have not been any material changes regarding quantitative and qualitative disclosures about market risk from the information reported in Columbia's 1997 Annual Report on Form 10-K other than the information reported on page 16 of the Management's Discussion and Analysis under "Market Risk Exposure".

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              No new reportable matters have arisen and there have been no material developments in any legal proceedings reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Reports on Form 10-Q for the first and second quarters of 1998 except as follows:

I.       Purchase and Production Matters.
         A. Pending Producer Matters. New Bremen Corp. v. Columbia Gas Transmission Corp. and Columbia Gulf Transmission Co., No. 88V-631 (Dist. Ct. Austin County, TX); In re The Columbia Gas System, Inc. and Columbia Gas Transmission Corporation, No. 91-803 and No. 91-804 (U.S. Bankr. Ct. Dist. of Del.). On July 24, 1998, the Bankruptcy Court entered an Order allowing the claim of New Bremen Corporation in accordance with the Claims Mediator's Report and Recommendations and the decision of the U.S. 5th Circuit Court of Appeals. New Bremen failed to file a timely notice of appeal. On August 21, 1998, New Bremen filed a motion to extend its time for filing on the grounds of excusable neglect. On August 24, 1998, the Bankruptcy Court granted the motion and provided 10 days for a New Bremen to file a notice of appeal. On August 28, 1998, New Bremen filed a notice of appeal to the U.S. District Court for the District of Delaware.

II.      Other.
         MarkWest Hydrocarbon, Inc., Arbitration Proceeding, AAA Case No. 77 181 0035 98 (filed February 13, 1998); Columbia Gas Transmission Corp. v. MarkWest Hydrocarbon, Inc., U.S. D.C., S.D. W.Va., Case No. 2:98-03622 (filed April 28, 1998). In February 1998, negotiations surrounding the transfer of certain facilities and processing services to MarkWest, pursuant to the Federal Energy Regulatory Commission's Order on Uncontested Settlement (the "FERC Order"), 79 FERC P. 61,044 (1997), reached an impasse, resulting in an arbitration proceeding and a court proceeding. On September 16, 1998, the Federal Energy Regulatory Commission issued an order pursuant to which Columbia Transmission will retain certain quantities of gas from its customers through its retainage adjustment mechanism as provided in the FERC Order, but not deliver those quantities to MarkWest pending resolution of the court and arbitration proceedings. On October 30, 1998, the Arbitration Panel issued its New Ruling on Arbitrable Issues and Vacation of Ruling of July 29, 1998. The ruling was issued in response to the U.S. District Court's order dated August 3, 1998. The Panel held that certain claims regarding contract interpretation, asserted contractual obligations, and asserted breach thereof are arbitrable, as is the issue of whether the FERC Settlement terminated certain agreements. The Panel reaffirmed its earlier ruling that none of the tort claims raised by MarkWest are arbitrable.

                           PART II - OTHER INFORMATION



Item 2.       Changes in Securities and Use of Proceeds

               None


Item 3.       Defaults Upon Senior Securities

               None


Item 4.       Submission of Matters to a Vote of Security Holders

               None


Item 5.       Other Information

                None


Item 6.       Exhibits and Reports on Form 8-K

                  Exhibit
                  Number
                  ------
                   12       Statements of Ratio of Earnings to Fixed Charges
                   27       Financial Data Schedule

                  The following reports on Form 8-K were filed during the third quarter of 1998.

                         Financial
           Item         Statements
         Reported        Included         Date of Event             Date Filed
         --------        --------         -------------             ----------
             5             Yes*         October 13, 1998        October 13, 1998


      * Summary of Financial and Operational data for three and nine months ended September 30, 1998.

                           PART II - OTHER INFORMATION

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Columbia Energy Group
                                           ---------------------
                                                (Registrant)



Date: November 16, 1998                  By: /s/ Jeffrey W. Grossman
                                             -----------------------------------
                                                   Jeffrey W. Grossman
                                                Vice President and Controller
                                                (Principal Accounting Officer
                                                and Duly Authorized Officer)