Form 10-K
period 1998-12-31
COLUMBIA ENERGY GROUP
filed 1999-03-26
CIK 22099

                                                      Commission File No. 1-1098

                 As filed with the United States Securities and
                     Exchange Commission on March 26, 1999.

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended DECEMBER 31, 1998

                                       or

     | |        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

                     C O L U M B I A  E N E R G Y  G R O U P
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   13-1594808
-----------------------------------------            --------------------
    (State or other Jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  (Identification No.)

  13880 Dulles Corner Lane, Herndon, VA                   20171-4600
-----------------------------------------            --------------------
(Address of principal executive officers)                 (Zip Code)

        Registrant's telephone number, including area code (703) 561-6000
                                                           --------------

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

Debentures
----------
6.39% Series A due November 28, 2000
6.61% Series B due November 28, 2002
6.80% Series C due November 28, 2005
7.05% Series D due November 28, 2007
7.32% Series E due November 28, 2010
7.42% Series F due November 28, 2015
7.62% Series G due November 28, 2025

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| or No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the outstanding common shares of the Registrant held by nonaffiliates as of February 28, 1999, was $4,189,550,000. For purposes of the foregoing calculation, all directors and/or officers have been deemed to be affiliates, but the registrant disclaims that any of such directors and/or officers is an affiliate.

The number of shares outstanding of each class of common stock as of February 28, 1999, was: Common Stock $10 Par Value: 83,507,697 shares outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------
Part III of this report incorporates by reference specific portions of the Registrant's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

                                    CONTENTS



                                                                                                             Page
Part I                                                                                                       No.
------                                                                                                       ---
         Item 1.  Business......................................................................              3

         Item 2.  Properties....................................................................              7

         Item 3.  Legal Proceedings.............................................................              9

         Item 4.  Submission of Matters to a Vote of Security Holders...........................             12

Part II

         Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.....             12

         Item 6.  Selected Financial Data.......................................................             13

         Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.........................................................             15

         Item 8.  Financial Statements and Supplementary Data...................................             40

         Item 9.  Change In and Disagreements with Accountants on Accounting and
                  Financial Disclosure..........................................................             71

Part III

         Item 10. Directors and Executive Officers of the Registrant............................             71

         Item 11. Executive Compensation........................................................             71

         Item 12. Security Ownership of Certain Beneficial Owners and Management................             71

         Item 13. Certain Relationships and Related Transactions................................             71

Part IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...............             72

         Undertaking made in Connection with 1933 Act Compliance on Form S-8....................             72

         Signatures.............................................................................             73

         Exhibits...............................................................................             74

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

Transmission and Storage Operations
Columbia's two interstate pipeline subsidiaries, Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf), operate a 16,700-mile pipeline network extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. In addition, Columbia Transmission operates one of the nation's largest underground natural gas storage systems. Together, Columbia Transmission and Columbia Gulf serve customers in fifteen northeastern, midatlantic, midwestern, and southern states and the District of Columbia. Columbia Gulf's pipeline system extends from offshore Louisiana to West Virginia and transports a major portion of the gas delivered by Columbia Transmission. It also transports gas for third parties within the production areas of the Gulf Coast. Columbia Pipeline Corporation and its wholly-owned subsidiary, Columbia Deep Water Services Company, were formed to operate pipeline and gathering facilities that are not regulated by the Federal Energy Regulatory Commission (FERC).

Columbia Transmission and Columbia Gulf provide an array of competitively priced natural gas transportation and storage services for local distribution companies and industrial and commercial customers who contract directly with producers or marketers for their gas supplies.

During 1998, Columbia Transmission continued construction of the largest ever expansion of its storage and transportation system. In April 1998, the second phase of storage service began and transportation service started in November 1998. Upon completion, which is expected in 1999, the expansion will add approximately 500,000 Mcf per day of firm service to 23 customers. Columbia Transmission is also participating in the proposed 442-mile Millennium Pipeline Project that has been submitted to the FERC for approval. As proposed, the project will transport approximately 700,000 Mcf per day of natural gas from the Lake Erie region to eastern markets. For additional information regarding the transmission and storage operation's expansion projects see Item 7, page 22.

Distribution Operations
Columbia's five distribution subsidiaries provide natural gas service to nearly
2.1 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. Approximately 32,000 miles of distribution pipelines serve these major markets. The distribution subsidiaries have initiated transportation programs that allow residential and small commercial customers the opportunity to choose their natural gas suppliers and to use the distribution subsidiaries for transportation service. This ability to choose a supplier was previously limited to larger commercial and industrial customers. See "Competition" on page 27 for additional information.

Exploration and Production Operations
Columbia's exploration and production subsidiary, Columbia Energy Resources, Inc. (Columbia Resources), explores for, develops, gathers and produces natural gas and oil in Appalachia and Canada. As of December 31, 1998, Columbia Resources held interests in approximately 2.7 million net acres of gas and oil leases and had proved gas reserves of 802 billion cubic feet of natural gas equivalent. In August 1997, Columbia Resources acquired Alamco, Inc. (Alamco), an Appalachian gas and oil exploration and development company. During the first quarter of 1998, Columbia Resources purchased 26 producing wells and approximately 5,000 undeveloped acres in Ontario, Canada. Through its operations in north-central West Virginia, southern Kentucky and northern Tennessee, Columbia Resources is one of the largest-volume independent natural gas and oil producers in the Appalachian Basin. For additional information, see Item 7, page 32.

Marketing Operations
Columbia Energy Services Corporation (Columbia Energy Services), and its subsidiaries conduct Columbia's nonregulated natural gas and electric power marketing operations and provide an array of energy supply and fuel management services to distribution companies, independent power producers and other large end-users both on and off Columbia's transmission and distribution pipeline systems. Columbia Energy Services is also providing natural gas supplies to retail customers as a result of the unbundling of services that is occurring at the local distribution level. Columbia Energy Services, through its subsidiary, Columbia Service Partners, Inc. (Columbia Service), provides a variety of energy-related services to both homeowners and businesses. In 1997, Columbia Energy Services acquired PennUnion Energy Services L.L.C. (PennUnion), an energy-marketing affiliate of the Pennzoil Company. See Item 7, page 34, for additional information.

Propane, Power Generation and LNG Operations
Columbia Propane Corporation (Columbia Propane) sells propane at wholesale and retail to nearly 113,750 customers in parts of 10 states and the District of Columbia. In 1998, Columbia Propane purchased the propane assets of three companies that added approximately 12,500 new customers and 6.4 million gallons of annual propane sales to Columbia Propane.

Columbia Electric Corporation's (Columbia Electric) primary focus has been the development, ownership and operation of natural gas-fueled cogeneration power plants that sell electric power to local electric utilities under long-term contracts. Columbia Electric is part owner in three cogeneration projects. These facilities produce both electricity and useful thermal energy fueled principally by natural gas. Columbia Electric holds various interests in these facilities that have a total capacity of approximately 250 megawatts.

In June 1998, Columbia Electric and LG&E Power Inc., a subsidiary of LG&E Energy Corporation, announced an agreement for Columbia to participate in the development of a gas-fired cogeneration project that would have a total equivalent capacity of approximately 550 megawatts. The facility will provide steam and electric services to a Reynolds Metals plant in Gregory, Texas, and will also provide electricity to the Texas energy market. Construction began in August 1998 and financing for the $257 million project was secured in November of 1998.

In January 1998, Columbia Electric and Westcoast Energy Inc. signed a joint ownership agreement to develop three gas-fired electric generation plants by 2001. In total, the three plants would provide approximately 1,000 megawatts of electricity using approximately 160 MMcf per day of natural gas. In August 1998, a site was purchased in Pennsylvania to build the first plant that will cost about $300 million to develop and would produce 500 megawatts of electricity and consume approximately 80 MMcf per day of natural gas. Each of the sponsors will own a 50% interest in the project. The exact locations of the other two plants have yet to be determined.

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

Columbia Network Services Corporation (Columbia Network), a wholly owned subsidiary of Columbia, and its subsidiaries provide telecommunications and information services and assist personal communications services and other microwave radio service licensees in locating and constructing antenna facilities.

Columbia Transmission Communications Corporation, another Columbia subsidiary, is involved in the development of a dark fiber optics network for voice and data communications.

For additional discussion of the Columbia Group's business segments, including financial information for the last three fiscal years, see Item 7, pages 22 through 38 and Note 16 on pages 64 through 65 of Item 8.

Competition and Business Strategies
Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets, which continue to evolve. During this period, local distribution
(LDC) customers and marketers began to purchase gas directly from producers and marketers and an open competitive market for gas supplies emerged. This separation or "unbundling" of the transportation and other services offered by pipelines and LDCs allows customers to select the service they want independent from the purchase of the commodity. Columbia's distribution subsidiaries are involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the distribution subsidiaries for transportation services. It is likely that, over time, distribution companies will have a very limited merchant function. At the same time that the natural gas markets are evolving, the markets for competing energy sources are also changing. Open access to interstate transmission of electricity was approved by the FERC in 1997 and is providing for increased competition in the market for electricity as well. For additional information regarding competition, see Item 7.

In order to capitalize on the opportunities presented by this increasingly competitive environment, Columbia's management has been implementing a more responsive, entrepreneurial, customer-focused organization that will utilize Columbia's core asset strengths, its expansive customer base and its knowledge and experience in the energy markets and expects to establish Columbia as a "total energy company," a leading provider of energy and energy-related services.

An integral part of Columbia's financial strategy is the application of a value added approach, called Columbia Value Added (CVA), to all of its businesses. CVA is a financial process as well as a financial measure that determines whether the anticipated return on a business activity or project exceeds its risk adjusted capital cost. All discretionary capital expenditures are subject to the CVA process. CVA is also being employed in Columbia's strategic planning process and is one of the tools used to set management compensation levels.

One of management's objectives is to continue to improve the quality of its credit rating and to better position Columbia to take advantage of business opportunities as they arise. To further enhance its financial flexibility, Columbia has a $900 million five-year revolving credit facility and a $450 million 364-day revolving credit facility with a one-year loan option. The five-year facility provides for the issuance of up to $300 million of letters of credit. In 1998, Moody's Investors Service, Inc. (Moody's) and Fitch Investors Service (Fitch), upgraded Columbia's long-term debt rating to A3 and A, respectively. Standard & Poor's Ratings Group (S&P) rates Columbia's long-term debt at BBB+. Columbia's commercial paper ratings are F-1 by Fitch, P-2 by Moody's and A-2 by S&P.

The foregoing discussion and Item 3 include statements regarding market risk sensitive instruments and contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors and prospective investors should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and including any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, competition, weather, regulatory and legislative changes as well as changes in general economic and capital and commodity market conditions many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

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

As of February 28, 1999, the Columbia Group had 8,564 full-time employees of which 1,715 are subject to collective bargaining agreements.

Columbia's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations, which are constantly changing, require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices that have subsequently become subject to environmental regulation. Information relating to environmental matters is detailed in Item 7, pages 24 and 29, and in Item 8, Note 13(H) on page 62.

For a listing of the direct subsidiaries of Columbia refer to Exhibit 21.

ITEM 2.  PROPERTIES

Information relating to properties of subsidiary companies is detailed below and on page 8 and page 48 of Item 8 under Note 1(F). Assets under lien and other guarantees are described on page 61 in Note 13D of Item 8.

Neither Columbia nor any subsidiary knows of material defects in the title to any real properties of the subsidiaries of Columbia or any material adverse claim of any right, title, or interest therein, pending or contemplated. Substantially all of Columbia Transmission's property has been pledged to Columbia as security for First Mortgage Bonds issued by Columbia Transmission to Columbia.


                        EXPLORATION AND DEVELOPMENT DATA

Acreage - at December 31, 1998

                            Developed Acreage                       Undeveloped Acreage
                         ----------------------                  ----------------------
                         Gross              Net                  Gross              Net
                         -----              ---                  -----              ---
United States ..         1,431,245          1,407,557            842,405            721,999
Canada .........                --                 --              5,432              4,002
                         ---------          ---------            -------            -------
Total ..........         1,431,245          1,407,557            847,837            726,001
                         =========          =========            =======            =======


Net Wells Completed - 12 Months Ended December 31,

                          Exploratory             Development                   Total
                    -------------------      --------------------     ---------------------
                    Productive      Dry      Productive       Dry     Productive(a)     Dry
                    ----------      ---      ----------       ---     -------------     ---
United States ..
     1998 ......         5            1          136           32          141           33
     1997 ......        --           --           84           18           84           18
     1996 ......        --           --           19           18           19            8
Canada .........
     1998 ......        --            1           --            1           --            2


Productive and Drilling Wells - At December 31, 1998

                                           Production Wells
                       ------------------------------------------------------
                                Gross                            Net                       Wells Drilling
                       -----------------------          ---------------------            ------------------
                       Gas                 Oil          Gas               Oil            Gross          Net
                       ---                 ---          ---               ---            -----          ---
United States ..       7,059(b)            126          6,650             72             84             61
Canada .........          14                11              7              5              4              3
                                           ---          -----             --             --             --
Total ..........       7,073               137          6,657             77             88             64
                       =====               ===          =====             ==             ==             ==

(a)  Includes 1 net horizontal well in 1996.
(b) Includes 600 multiple completion gas wells, all of which are included as single wells in the table. Also includes 1 gross productive horizontal well.

            GAS PROPERTIES OF SUBSIDIARIES - AS OF DECEMBER 31, 1998


                                                                                                Miles of Pipeline
                                                         Underground Storage    ------------------------------------------------
                                              -----------------------------      Gathering
       Subsidiaries                           State   Acreage         Wells     and Storage       Transmission     Distribution
       ------------                           -----   -------         -----     -----------       ------------     ------------
Columbia Gas of Kentucky, Inc.                  KY          -             -           -                  -            2,404
Columbia Gas of Maryland, Inc.                  MD          -             -           -                  -              595
Columbia Gas of Ohio, Inc.                      OH          -             -           -                  -           18,140
Columbia Gas of Pennsylvania, Inc.              PA      3,300             8           4                  -            6,895
Columbia Gas of Virginia, Inc.                  VA          -             -           -                  -            3,960
Columbia Gas Transmission Corporation           DE          -             -           -                  3                -
                                                KY          -             -           2                711                -
                                                MD        945             -           5                229                -
                                                NJ          -             -           -                 69                -
                                                NY     26,084           143          55                486                -
                                                NC          -             -           -                  1                -
                                                OH    486,517         2,472         972              4,028                -
                                                PA     63,268           240         570              2,045                -
                                                VA          -             -           -              1,123                -
                                                WV    294,268           809         715              2,445                -
Columbia Gulf Transmission Company              AR          -             -           -                  8                -
                                                KY          -             -           -                716                -
                                                LA          -             -           -              1,480                -
                                                MS          -             -           -                659                -
                                                TN          -             -           -                556                -
                                                TX          -             -           -                 44                -
                                                WY          -             -           -                 10                -
Columbia Energy Resources, Inc.                 KY          -             -       1,882                  -                -
                                                MI          -             -           6                  -                -
                                                NY          -             -          34                  -                -
                                                OH          -             -         118                  -                -
                                                PA          -             -          37                  -                -
                                                TN          -             -           -                  -                -
                                                VA          -             -         394                  -                -
                                                WV          -             -       2,539                  -                -
Columbia Pipeline Company                       DE          -             -           3                  -                -
Columbia LNG Corporation                        MD          -             -           -                 48                -
                                                VA          -             -           -                 39                -
                                                      -------         -----       -----             ------           ------
Total                                                 874,382         3,672       7,336             14,700           31,994
                                                      =======         =====       =====             ======           ======





                                                  Compressor Stations
                                              ----------------------------
                                                              Installed
       Subsidiaries                           Number         Capacity (hp)
       ------------                           ------         -------------
Columbia Gas of Kentucky, Inc.                  -                     -
Columbia Gas of Maryland, Inc.                  -                     -
Columbia Gas of Ohio, Inc.                      -                     -
Columbia Gas of Pennsylvania, Inc.              1                   800
Columbia Gas of Virginia, Inc.                  -                     -
Columbia Gas Transmission Corporation           -                     -
                                                7                18,270
                                                1                12,000
                                                -                     -
                                                4                 6,040
                                                1                 1,200
                                               27               102,532
                                               27                68,913
                                               11                79,480
                                               45               311,874
Columbia Gulf Transmission Company              -                     -
                                                2                70,000
                                                5               192,500
                                                3               121,400
                                                2                85,600
                                                -                     -
                                                -                     -
Columbia Energy Resources, Inc.                 6                   210
                                                -                     -
                                                -                     -
                                                1                    10
                                                -                     -
                                                2                   100
                                                -                     -
                                                7                   211
Columbia Pipeline Company                       -                     -
Columbia LNG Corporation                        -                     -
                                                -                     -
                                              ---             ---------
Total                                         152             1,071,140
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

I.   Purchase and Production Matters
A. Estimation Proceedings. Claims by certain producers for damages resulting from the rejection of gas purchase contracts remain unresolved as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report.

B. New Ulm and Fox v. Mobil Oil Corp., Columbia Gas Transmission Corp. and Columbia Gulf Transmission Co., C.A. No. 88-V-655 (155th Judicial Dist. Ct. of Austin County, TX). As reported in the Annual Report on Form 10-K for 1997, Columbia Transmission and New Ulm settled the litigation and New Ulm's claims for a proposed allowed amount of $2.25 million in December 1997, subject to Columbia Transmission's Plan of Reorganization. The Bankruptcy Court approved the settlement on January 26, 1998. This matter is now concluded.

C. New Bremen Corp. v. Columbia Gas Transmission Corp. and Columbia Gulf Transmission Co., No. 88V-631 (Dist. Ct. Austin County, TX); In re The Columbia Gas System, Inc. and Columbia Gas Transmission Corporation, No. 91-803 and No. 91-804 (U.S. Bankr. Ct. Dist. of Del.). On November 16, 1988, New Bremen filed a complaint alleging it is entitled to a higher price than the market-out price Columbia Transmission paid for past periods under the same gas purchase contract price provision involved in the New Ulm case discussed above. On January 10, 1989, Columbia Transmission removed the case to the United States District Court for the Southern District of Texas (No. H-89-0072).

     By order entered December 7, 1992, the Bankruptcy Court modified the automatic stay provided under the Bankruptcy Code to allow the U.S. District Court to decide the pending motions for summary judgment regarding a contract interpretation issue raised by both parties. Other issues raised by New Bremen's claim and Columbia Transmission's response thereto were referred to the claims mediator. On August 11, 1995, an order was entered granting Columbia Transmission's motion for partial summary judgment and denying New Bremen's motion for partial summary judgment on the issue of contract interpretation. On August 29, 1995, the U.S. District Court denied New Bremen's motion to withdraw and set aside its August 11, 1995 order, but stated that it would withdraw and vacate its order if the Bankruptcy Court determined that it was in violation of the automatic stay. On November 2, 1995, the Bankruptcy Court denied New Bremen's motion for an order that the August 11, 1995 order was a violation of the automatic stay. The U.S. District Court, on March 12, 1996, acting upon a motion filed by Columbia Transmission, entered an order finding that there was no just reason to delay entry of judgment and therefore entered final judgment of its August 11, 1995 order which granted Columbia Transmission's motion for partial summary judgment.

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

     On July 24, 1998, the Bankruptcy Court entered an Order allowing the claim of New Bremen Corporation in accordance with the Claims Mediator's Report and Recommendations and the decision of the U.S. Fifth Circuit Court of Appeals. New Bremen failed to file a timely notice of appeal. On August 21, 1998, New Bremen filed a motion to extend its time for filing on the grounds of excusable neglect. On August 24, 1998, the Bankruptcy Court granted the motion and provided 10 days for New Bremen to file a notice of appeal. On August 28, 1998, New Bremen filed a notice of appeal to the U.S. District Court for the District of Delaware. The parties have executed a settlement agreement, subject to approval by the Bankruptcy Court. The completion of the briefing of the appeal has been adjourned until April 30, 1999, to allow for Bankruptcy Court approval of the settlement.

II.  Environmental

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

B. Columbia Gulf Transmission Co. v. Aetna Casualty & Surety Co., et al., C.A. No. 95-C-177 (Kanawha (W.Va.) Cir. Ct. January 19, 1995). Columbia Gulf filed a complaint in West Virginia state court seeking coverage from various insurers under various insurance policies for environmental cleanup costs. These costs are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report. All insurers have responded to the complaint denying such claims. The case is currently stayed under the evergreen provision of the agreed scheduling order entered by the state court on December 1, 1995, in order to allow informal discussions among the parties to the litigation. The parties have also entered into an agreed order concerning a special discovery master which was entered by the court. Columbia Gulf continues to pursue recovery of environmental expenditures from its insurance carriers, however, at this time, management is unable to determine the total amount or final disposition of any recovery.

III. Other
A. Canada Southern Petroleum Ltd. v. Columbia Gas Development of Canada Ltd. (C.A. No. 9001-03466, Court of Queen's Bench, Alberta, Canada, filed March 7, 1990). The plaintiffs assert, among other things, that the defendant working interest owners, including Columbia Gas Development of Canada Ltd. (Columbia Canada) and various Amoco affiliates, breached an alleged fiduciary duty to ensure the earliest feasible marketing of gas from the Kotaneelee field (Yukon Territory, Canada). The plaintiffs seek, among other remedies, the return of the defendants' interests in the Kotaneelee field to the plaintiffs, a declaration that such interests are held in trust for the plaintiffs and an order requiring the defendants to promptly market Kotaneelee gas or assessing damages.

     In November 1993, the plaintiffs amended their Amended Statement of Claim to include allegations that the balance in the Carried Interest Account (an account for operating costs which are recoverable by working interest owners) which is in excess of the balance as of November 1988 should be reduced to zero. Columbia, on behalf of Columbia Canada, consented to the amendment in consideration of the plaintiffs' acknowledgment that some $63 million was properly charged to the account. However, Columbia and Columbia Canada continue to dispute the claim to the extent that the claim challenges expenditures incurred since November 1988, including expenditures made after Columbia Canada was sold to Anderson Exploration Ltd. (Anderson) effective December 31, 1991.

     A trial commenced in the third quarter of 1996 in the Court of Queen's Bench. Following multiple lengthy adjournments, plaintiffs concluded their case-in-chief in the fourth quarter of 1998. Defendants are currently presenting their witnesses and evidence. Due to the complex nature of the litigation, Columbia cannot predict the length of the trial. Management continues to believe that its defenses are meritorious, and that the risk of any material liability to Columbia is de minimis.

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

B. Cathodic Protection. In September 1995, the management of Commonwealth Gas Services, Inc. (now Columbia Gas of Virginia, Inc.) (Columbia of Virginia) advised the Staff of the Virginia State Corporation Commission (VSCC) that there had been deficiencies in Columbia of Virginia's cathodically protected pipeline distribution system in its Northern Operating Area in Virginia. Following several months of informal investigation, on March 1, 1996, the Commission issued a subpoena for Columbia of Virginia to produce documents related to its cathodic protection program in the Northern Operating Area. Columbia of Virginia complied with the subpoena. On November 18, 1998, Columbia of Virginia reported to the VSCC that, with one small exception, it had completed all remedial work related to the cathodic protection deficiencies. At this time Columbia is unable to determine the likelihood or magnitude of any penalties that might be assessed.

C. MarkWest Hydrocarbon, Inc., Arbitration Proceeding, AAA Case No. 77 181 0035 98 (filed February 13, 1998); Columbia Gas Transmission Corp. v. MarkWest Hydrocarbon, Inc., U.S. D.C., S.D. W.Va., Case No. 2:98-03622 (filed April 28, 1998). In the Settlement of Columbia Transmission's last rate case in Docket No. RP95-408, approved by the FERC on April 17, 1997, Columbia Transmission, MarkWest Hydrocarbon, Inc. (MarkWest) and other parties agreed that Columbia Transmission's gathering and products extraction rates and services would be "unbundled" in compliance with Order No. 636 and that MarkWest would acquire Columbia Transmission's interests in certain products extraction facilities and provide gas processing services to certain shippers on Columbia Transmission's system. In February 1998, negotiations surrounding the transfer of facilities and processing services to MarkWest reached an impasse, resulting in an arbitration proceeding and a court proceeding, both of which are discussed below. Columbia Transmission believes MarkWest's claims are essentially without merit, and that any financial consequence to Columbia Transmission will not be material. On September 16, 1998, the FERC issued an order pursuant to which Columbia Transmission will retain certain quantities of gas from its customers through its retainage adjustment mechanism but not deliver those quantities to MarkWest pending resolution of the court and arbitration proceedings. On December 7, 1998, MarkWest and Columbia Transmission entered into a "standstill" agreement under which the parties essentially agreed to continue the current operational status quo until the earlier of a ruling by the Panel (as defined below) or July 1, 1999.

     Arbitration Proceeding. On February 13, 1998, MarkWest filed a demand for arbitration. In response to Columbia Transmission's request, the Arbitration Panel (Panel), by orders dated June 10 and June 16, 1998, directed MarkWest to file a more specific statement of the claims to be arbitrated and to explain why the claims are arbitrable. MarkWest filed an Amended Demand for Arbitration on June 19, wherein MarkWest seeks an order, inter alia, declaring that certain pre-settlement agreements between Columbia Transmission and MarkWest have not terminated and that specific performance by Columbia Transmission is required. MarkWest also alleged tortious interference with its existing and prospective contracts, fraudulent concealment, misrepresentation and civil conspiracy by Columbia Transmission, Columbia and Columbia Resources to interfere with MarkWest's business. MarkWest seeks compensatory damages for past and future losses in an amount not less than $391.6 million as well as exemplary damages. Columbia Transmission answered and filed contingent counterclaims on July 2 and contested the arbitrability of all but three issues. On July 29, 1998, the Panel issued an order whereby it found to be non-arbitrable all of MarkWest's claims except those that relate to obligations arising directly under two of the parties' agreements, some of which Columbia Transmission agreed were subject to arbitration. On October 30, 1998, the Panel issued its New Ruling on Arbitrable Issues and Vacation of Ruling of July 29, 1998. The ruling was issued in response to the U.S. District Court's order dated August 3, 1998. The panel held that certain claims regarding contract interpretation, asserted contractual obligations, and asserted breach thereof arising under six specific agreements, including the Settlement Agreement in RP95-408, are arbitrable. The Panel reaffirmed its earlier ruling that dismissed MarkWest's tortious interference, fraudulent concealment, misrepresentation and civil conspiracy claims described above as being non-arbitrable. The Panel's decision will reduce, by an amount Columbia Transmission cannot determine, MarkWest's alleged damages. Although a hearing has not yet been held, the Panel has ruled that, with respect to certain additional issues, it will hear evidence and argument before ruling on arbitrability.

     Court Proceeding. Columbia Transmission filed a complaint against MarkWest on April 28, 1998, in Federal District Court for the Southern District of West Virginia seeking, inter alia, (i) a declaratory order that certain gas processing agreements are terminated in whole or in part, (ii) a declaratory order that MarkWest has breached the Settlement of Docket No. RP95-408, and (iii) an injunction against MarkWest interfering with Columbia Transmission's efforts to spin off its products extraction business. On August 3, 1998, the U.S. District Court issued a memorandum opinion and order granting MarkWest's motion to stay proceedings and compel arbitration.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The common stock of Columbia is traded on the New York Stock Exchange under the ticker symbol CG and is abbreviated as either ColumEngy or ColumEgy in trading reports. The number of record shareholders on December 31, 1998, was approximately 35,261 and the stock closed at $57.75 on December 31, 1998, as reflected in the New York Stock Exchange Composite Transactions as reported by The Wall Street Journal. On February 17, 1999, Columbia declared a quarterly dividend of $0.20 per share for the first quarter of 1999, which was declared payable on or about March 15, 1999, to holders of record on March 1, 1999.

See Item 7 on page 21 for additional information regarding Columbia's common stock prices and dividends.

ITEM 6.  SELECTED FINANCIAL DATA
                            Selected Financial Data
                     Columbia Energy Group and Subsidiaries

($ in millions, except per share amounts)                 1998         1997         1996         1995*          1994*         1993*
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA($)
 Total net revenues                                     1,897.1        1,915.5      1,872.9     1,814.6         1,762.9      1,736.1
 Earnings (Loss) before extraordinary item
  and accounting changes                                  269.2          273.3        221.6      (432.3)          246.2        152.2
 Earnings (Loss) on common stock                          269.2          273.3        221.6      (360.7)          240.6        152.2
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA**
 Earnings (Loss) per share of common stock($):
  Before extraordinary item and accounting changes        3.23            3.29         2.75       (5.71)           3.25         2.01
  Earnings (Loss) per share of common stock               3.23            3.29         2.75       (4.76)           3.17         2.01
 Average common shares outstanding(000)                 83,382          83,100       80,681      75,708          75,838       75,838
 Diluted earnings (loss) per share of common stock($):
  Before extraordinary item and accounting changes        3.21            3.27         2.74       (5.71)          3.25          2.01
  Diluted earnings (loss) per share of common stock       3.21            3.27         2.74       (4.76)          3.17          2.01
 Diluted average common shares(000)                     83,748          83,594       80,919      75,708         75,838        75,838
 Dividends:
  Per share($)                                            0.77            0.60         0.40          -             -               -
  Payment ratio(%)                                        23.8            18.2         14.5         N/A           N/A            N/A
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA($)
 Capitalization including debt subject to Chapter 11:
  Common stock equity                                  2,005.3         1,790.7      1,553.6     1,114.0        1,468.0       1,227.3
  Preferred stock                                            -               -            -       399.9              -             -
  Long-term debt                                       2,003.1         2,003.5      2,003.8     2,004.5            4.3           4.8
  Short-term debt                                          N/A             N/A          N/A         N/A              -             -
  Current maturities of long-term debt                     0.4             0.5          0.8         0.5            1.2           1.3
  Debt subject to Chapter 11                                 -               -            -           -        2,317.1       2,317.1
  Total                                                4,008.8         3,794.7      3,558.2      3,518.9       3,790.6       3,550.5
 Total assets                                          6,968.7         6,612.3      6,004.6      6,057.0       7,164.9       6,957.9
------------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
 Capitalization ratio(%)(including current maturities***):
  Common stock equity                                    50.0             47.2         43.7         31.7           38.7         34.6
  Preferred stock                                           -                -            -         11.4              -            -
  Debt                                                   50.0             52.8         56.3         56.9            61.3        65.4
 Capital expenditures($)                                478.7            560.3        314.8        421.8           447.2       361.3
 Net cash from operations($)                            761.7            468.2        477.0       (804.1)          572.8       850.4
 Book value per share of common stock($)**              24.01            21.51        18.74        15.09           19.36       16.18
 Return on average common equity
  before extraordinary item and accounting changes(%)    14.2             16.3         16.6        (33.5)           18.3        13.2
------------------------------------------------------------------------------------------------------------------------------------



N/A - Not applicable

Dilutive potential common shares were not included in the 1995 computation of diluted EPS as the effect would be antidilutive.

* Reference is made to Note 13(A) of Notes to Consolidated Financial Statements. Due to the bankruptcy filings, interest expense of approximately $230 million, $210 million, $204 million and $86 million was not recorded in 1994, 1993, 1992 and 1991, respectively. Interest expense of $982.9 million including write-off of unamortized discounts on debentures, was recorded in the fourth quarter of 1995.

** All per share amounts, average common shares outstanding and diluted average common shares have been restated to reflect a three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998.

*** Prior to 1991, Columbia made extensive use of variable rate debt since the associated cost was normally less than our senior long-term debt. Inclusion of the short-term debt in years prior to 1991 makes those historical ratios more meaningful.

                             SELECTED FINANCIAL DATA
                     Columbia Energy Group and Subsidiaries

($ in millions, except per share amounts)                                 1992*       1991*         1990        1989        1988
--------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA ($)
   Total net revenues                                                   1,622.3     1,407.2      1,499.9     1,520.3     1,335.2
   Earnings (Loss) before extraordinary item
      and accounting changes                                               90.9      (794.8)       104.7       145.8       119.0
   Earnings (Loss) on common stock                                         51.2      (694.4)       104.7       145.8       111.1
--------------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA**
   Earnings (Loss) per share of common stock ($):
      Before extraordinary item and accounting changes                     1.20      (10.49)        1.48        2.14        1.64
      Earnings (Loss) per share of common stock                            0.68       (9.16)        1.48        2.14        1.64
   Average common shares outstanding (000)                               75,838      75,798       70,983      68,260      67,809
   Diluted earnings (loss) per share of common stock ($):
      Before extraordinary item and accounting changes                     1.20      (10.49)        1.47        2.13        1.64
      Diluted earnings (loss) per share of common stock                    0.68       (9.16)        1.47        2.13        1.64
   Diluted average common shares (000)                                   75,838      75,798       71,133      68,537      67,809
   Dividends:
      Per share ($)                                                           -        0.77         1.47        1.33        1.53
      Payout ratio (%)                                                      N/A         N/A         99.3        62.1        93.3
--------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA ($)
   Capitalization including debt subject to Chapter 11:
      Common stock equity                                               1,075.1     1,006.9      1,757.8     1,620.3     1,552.6
      Preferred stock                                                         -           -            -           -           -
      Long-term debt                                                        5.4         6.1      1,428.7     1,196.0     1,038.4
      Short-term debt                                                         -         N/A        735.5       634.2       697.1
      Current maturities of long-term debt                                  1.4         2.9         35.2        47.2        52.7
      Debt subject to Chapter 11                                        2,317.1     2,317.1            -           -           -
      Total                                                             3,399.0     3,333.0      3,957.2     3,497.7     3,340.8
   Total assets                                                         6,505.9     6,332.2      6,196.3     5,878.4     5,641.0
--------------------------------------------------------------------------------------------------------------------------------

OTHER FINANCIAL DATA
   Capitalization ratio (%) (including current maturities ***):
      Common stock equity                                                  31.6        30.2         44.4        46.3        46.5
      Preferred stock                                                         -           -            -           -           -
      Debt                                                                 68.4        69.8         55.6        53.7        53.5
   Capital expenditures ($)                                               299.7       381.9        629.6       473.5       307.9
   Net cash from operations ($)                                           765.4       531.6        420.1       400.5       429.4
   Book value per share of common stock ($) **                            14.18       13.28        23.22       23.67       22.79
   Return on average common equity
      before extraordinary item and accounting changes (%)                  8.7       (57.5)         6.2         9.2         7.2
--------------------------------------------------------------------------------------------------------------------------------

N/A - Not applicable

Dilutive potential common shares were not included in the 1995 computation of diluted EPS as the effect would be antidilutive.

* Reference is made to Note 13(A) of Notes to Consolidated Financial Statements. Due to the bankruptcy filings, interest expense of approximately $230 million, $210 million, $204 million and $86 million was not recorded in 1994, 1993, 1992 and 1991, respectively. Interest expense of $982.9 million including write-off of unamortized discounts on debentures, was recorded in the fourth quarter of 1995.

** All per share amounts, average common shares outstanding and diluted average common shares have been restated to reflect a three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998.

*** Prior to 1991, Columbia made extensive use of variable rate debt since the associated cost was normally less than senior long-term debt. Inclusion of the short-term debt in years prior to 1991 makes those historical ratios more meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Index                                                                                                  Page
-----                                                                                                  ----
Consolidated Review.............................................................................          15
Liquidity and Capital Resources.................................................................          17
Transmission and Storage Operations.............................................................          22
Distribution Operations.........................................................................          27
Exploration and Production Operations...........................................................          32
Marketing Operations............................................................................          34
Propane, Power Generation and LNG Operations....................................................          37
Bankruptcy Matters..............................................................................          39

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments and in the section "Impact of Year 2000 on Computer and Other Systems," contains "forward-looking statements," within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, competition, weather, impact of the year 2000 on computer, operating and other systems, regulatory and legislative changes as well as changes in general economic, capital and commodity market conditions, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. With respect to Columbia's year 2000 program, the dates on which Columbia believes it will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to timely locate and correct all relevant computer codes for both information technology (IT) and non-IT systems, the nature and amount of programming and testing required to upgrade or replace IT and non-IT systems, timely responses to, and corrections by, third-parties and suppliers, the ability to implement interfaces between, and among, IT and non-IT systems for which remediation or an upgrade is performed, the nature and amount of testing, verification and reporting required by relevant government regulatory authorities, including federal and state utility regulatory bodies, and other similar uncertainties.

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

                               CONSOLIDATED REVIEW

Net Income
Columbia Energy Group reported net income for 1998 of $269.2 million, or $3.23 per share, a decrease of $4.1 million, or 6 cents per share, from 1997.

The decrease was due largely to the impact of record warm weather in 1998 and the costs of Columbia's continued investment in its marketing segment. These decreases were largely offset by lower operation and maintenance costs for Columbia's rate-regulated subsidiaries, higher revenue from transportation services and gas management activities and increased gas production and prices from Columbia's exploration and production segment.

Several other key items also affected both years' results. In 1998, a $16.5 million benefit from the reduction in certain postretirement benefit costs, reflecting the purchase of insurance for a portion of those liabilities, and a $10 million benefit from state tax planning initiatives enhanced net income. Also improving 1998 results was a gain of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$6.5 million from the settlement of 1991-1994 tax issues. In 1997, net income was improved $12.8 million as a result of reduced state income taxes, $12.4 million from a regulatory settlement for Columbia Gas Transmission Corporation (Columbia Transmission) that included the sale of base gas storage volumes, $6 million from the sale of coal assets, $5.5 million from a gain on the deactivation of a storage field and $4.4 million for payments received from a cogeneration partnership. Reducing net income in 1997 were $20.2 million of restructuring and relocation costs and a $6.6 million reserve for the sale of certain pipeline facilities.

Columbia's 1997 net income was $273.3 million, or $3.29 per share, up $51.7 million, or 54 cents per share, over 1996. After adjusting for unusual items, this improvement was due in large part to lower operating costs for the regulated subsidiaries and increased revenues from transportation and storage services and gas management activities.

Net Revenues
Total net revenues (revenues less associated product purchased costs) of $1,897.1 million for 1998, reflected a decrease of $18.4 million from 1997, due primarily to the adverse effect of warmer weather in 1998 on gas sales for the distribution segment. The impact of warmer weather was partially offset by a $22.1 million increase in the marketing segment's gross margin due to higher gas sales and the addition of electric power sales in 1998, as well as higher revenues from transportation services and gas management activities in the transmission and distribution segments. Also improving revenues in 1998 was a $13.4 million increase resulting from the gain on the sale of storage base gas volumes and higher revenues from increased gas production and prices. Natural gas sales for Columbia's marketing segment in 1998 totaled 1,581 Billion cubic feet (Bcf), nearly twice the level for the same period last year, while its 1998 electric power sales were 14,364 Gigawatt hours.

In 1997, total net revenues were $1,915.5 million, an increase of $42.6 million over 1996. The higher net revenues were principally due to increased sales by the marketing segment and higher rates in effect for the distribution segment for the recovery of increased gas costs. Also improving revenues were the effects of regulatory settlements reached in 1997 for Columbia Transmission and Columbia Gas of Ohio, Inc. (Columbia of Ohio) and increased off-system sales, transportation and storage services.

Expenses
Total operating expenses of $1,357.1 million for 1998 decreased $49 million compared to 1997, largely reflecting a reduction of $60.7 million in operation and maintenance expense. The reduction took place despite $64.6 million of higher operation and maintenance expenses for the marketing segment to build infrastructure, add and retain qualified staff and record a reserve stemming from the continuing review of that segment's financial records. The lower operation and maintenance expense was primarily the result of a $25.4 million reduction in the cost of certain postretirement benefits, reflecting the purchase of insurance for a portion of Columbia's liabilities. The 1997 operating expenses were higher due in part to $24.8 million of restructuring costs. The transmission and storage segment's and the distribution segment's operation and maintenance expense also decreased in 1998 as a result of cost conservation measures and efficiencies gained through recently implemented restructuring activities. Overall depreciation and depletion expense increased $13.9 million due primarily to an increase in depletion expense for the exploration and production segment resulting from a higher depletion rate, together with the effect of increased production from both the acquisition of Alamco, Inc. (Alamco), an Appalachian exploration and production company in 1997, and the success of Columbia Energy Resources Inc.'s (Columbia Resources) drilling program.

Operating expenses for 1997 of $1,406.1 million were $11.4 million higher than for 1996. Despite acquisitions made in 1997 and higher startup costs for new services, Columbia's 1997 operation and maintenance expense decreased $3.6 million from 1996. Total operating expenses for the marketing segment rose $21.8 million due in large part to expanding the marketing segment's operations through the acquisition of PennUnion Energy Services L.L.C. (PennUnion) and building the segment's infrastructure to support its growth. Operation and maintenance costs for the rate-regulated subsidiaries decreased, after adjusting for 1997 restructuring costs and a reserve of $10.1 million for the sale of certain pipeline facilities in New York and Pennsylvania, reflecting the beneficial effect of implementing restructuring initiatives.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Income (Deductions)

Twelve Months Ended December 31, (in millions)               1998              1997              1996
------------------------------------------------------------------------------------------------------
   Interest income and other, net                       $    13.4         $    40.4         $    26.1
   Interest expense and related charges                    (152.4)           (157.6)           (166.8)
------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (DEDUCTIONS)                         $  (139.0)        $  (117.2)        $  (140.7)
------------------------------------------------------------------------------------------------------

For 1998, Other Income (Deductions) reduced income by $139 million compared to a reduction of $117.2 million in 1997. Interest income and other, net of $13.4 million decreased $27 million when compared to 1997, due largely to two items recorded in 1997, namely, an $8.5 million gain for a payment received from the deactivation of a storage field that allowed the owner of the coal reserves to mine the property and a $9.5 million improvement for the sale of Columbia's coal assets. In addition, temporary cash investments in 1998 were lower than the prior year, which led to reduced interest income. Interest expense and related charges of $152.4 million in 1998 decreased $5.2 million from 1997, primarily reflecting a reduction to interest expense for a 1998 tax settlement, involving tax issues from 1991-1994, partially offset by additional interest expense on prepayments received from third parties for gas to be delivered in future periods.

When comparing 1997 to 1996, Other Income (Deductions) reduced income $117.2 million in 1997 and $140.7 million in 1996. The income improvement in 1997 was largely due to reduced interest expense on short-term borrowings, an $8.5 million pre-tax gain for the payment received from the deactivation of the storage field and a $9.5 million gain from the sale of Columbia's coal assets.

Income Taxes
Income tax expense for 1998 was $131.8 million, up $12.9 million from the year earlier, primarily reflecting tax benefits recorded in 1997 not available in 1998. In addition, net income benefited from reductions to income tax expense of approximately $10 million in 1998 and $12.8 million in 1997 due to the implementation of state tax planning initiatives.

Income tax expense in 1997 increased $3 million over 1996 due to higher income that was largely offset by the $12.8 million reduction for implementing state tax planning initiatives, mentioned previously.

                         LIQUIDITY AND CAPITAL RESOURCES

A significant portion of Columbia's operations, most notably in the distribution segment, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand, together with external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

Net cash from operations for 1998 was $761.7 million, an increase of $293.5 million over 1997. The increase primarily reflects higher prepayments received for the future delivery of natural gas by Columbia and working capital changes, including an increase in accounts payable, offset by a decrease in the overrecovery of gas costs by the distribution segment as well as the effect of warm weather in 1998. The decrease in the overrecovery position reflects higher gas prices in the current period compared to the same period in 1997. The recovery of gas costs in the distribution segment's rates is provided for under the current regulatory process.

Net cash from operations in 1997 decreased $8.8 million from 1996 to $468.2 million primarily reflecting higher cash needs for working capital purposes. The increased use of cash for working capital in 1997 was caused by higher accounts receivable, offset by the receipt of cash during the year related to income tax refunds and a switch from being underrecovered to overrecovered for the distribution segment's gas costs. Tempering these uses of cash was the full period effect of higher base rates for Columbia Transmission.

Columbia satisfies its liquidity requirements primarily through internally generated funds and from the sale of commercial paper, which is supported by the use of two unsecured bank revolving credit facilities that total $1.35 billion (Credit Facilities). In March 1998, the Credit Facilities replaced the $1 billion five-year revolving credit facility entered into by Columbia in November 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Columbia's Credit Facilities consist of a $450 million 364-day revolving credit facility, with a one-year term loan option, that expires in March 2000 and a $900 million five-year revolving credit facility that expires in March 2003 and provides for the issuance of up to $300 million of letters of credit.

Interest rates on borrowings under the Credit Facilities are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. In addition, the 364-day facility has a utilization fee if borrowings exceed a certain level. The interest rate margins and facility fee on the commitment amounts are based on Columbia's public debt ratings. During 1998, Moody's Investors Service, Inc. (Moody's) and Fitch Investors Service (Fitch) each upgraded their rating of Columbia's long-term debt to A3 and A, respectively. Columbia's long-term debt rating is BBB+ by Standard & Poor's Ratings Group (S&P). Under the Credit Facilities, higher debt ratings result in lower facility fees and interest rate margins on borrowings. Columbia's commercial paper ratings are F-1 by Fitch, P-2 by Moody's and A-2 by S&P.

As of December 31, 1998, Columbia had $144.8 million of commercial paper outstanding and approximately $127 million of letters of credit issued, of which $44.4 million were issued under the Credit Facilities.

During 1998, Columbia entered into fixed-to-floating interest rate swap agreements to modify the interest characteristics of $300 million of its outstanding long-term debt. As a result of these transactions, that portion of Columbia's long-term debt is now subject to fluctuations in interest rates. This allows Columbia to benefit from a lower interest rate environment. In order to maintain a balance between fixed and floating interest rates, Columbia is targeting average floating rate debt exposure of 10-20%.

Columbia has an effective shelf registration statement on file with the U. S. Securities and Exchange Commission for the issuance of up to $1 billion in aggregate of debentures, common stock or preferred stock in one or more series. In March 1996, Columbia issued 5,750,000 shares of common stock under the shelf registration and used the proceeds to reduce borrowings incurred under the prior credit facility and, together with other funds, to retire $400 million of preferred stock issued in late 1995. No further issuances of the remaining $750 million available under the shelf registration are scheduled at this time.

At its February 1999 meeting, Columbia's Board of Directors authorized the purchase of up to $100 million of Columbia's common stock through February 29, 2000, in the open market or otherwise. The source of funds for repurchases would consist of available funds or short-term borrowings. The timing and terms of purchases, and the number of shares actually purchased, will be determined by management based on market conditions and other factors. Purchased shares will be held in treasury to be made available for general corporate purposes, or resale at a future date, or they may be retired.

Management believes that its sources of funding are sufficient to meet short-term and long-term liquidity needs.

Presentation of Segment Information
Columbia revised its presentation of primary business segment information beginning with the reporting of second quarter results for 1998. Marketing operations are now reported in a separate segment rather than the former marketing, propane and power generation segment. Columbia LNG Corporation's results are now reported in the propane, power generation and LNG segment, rather than the transmission and storage segment. Prior periods have been restated to reflect this change.

Capital Expenditures
The table below reflects actual capital expenditures by segment for 1998 and 1997 and an estimate for 1999:

(in millions)                               1999          1998          1997
-----------------------------------------------------------------------------
 Transmission and Storage                   $237          $204          $245
 Distribution                                152           152           159
 Exploration and Production                  104            76           136*
 Marketing                                    20            16             5
 Propane, Power Generation and LNG           129            20            10
Corporate                                      8            11             5
-----------------------------------------------------------------------------
 TOTAL                                      $650          $479          $560
-----------------------------------------------------------------------------

  * Does not reflect approximately $23 million of gathering facilities that Columbia Transmission sold to Columbia Natural Resources, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For 1998, capital expenditures were $479 million, a decrease of $81 million from 1997. The Alamco acquisition represented approximately $101 million of the 1997 program. The 1998 program included $95 million for new business initiatives for the transmission and storage segment. The largest portion of the transmission and storage segment's investments are made to ensure the safety and reliability of the pipelines and for market expansion activities. The distribution subsidiaries' program includes investments to extend service to new areas and develop future markets, as well as expenditures required to ensure safe, reliable and improved service. In 1998, propane acquisitions accounted for about $19 million of the program.

For 1999, Columbia's estimated capital expenditure program of $650 million is $171 million higher than the 1998 program. Included for the transmission and storage segment is approximately $126 million for new business activities, such as market expansion initiatives, and another $59 million is planned for new business and development activities for the distribution segment. The exploration and production segment's capital program provides for the drilling of approximately 230 new wells. The 1999 program also includes small increases for normal activities in the marketing segment as well as amounts for potential acquisitions in the propane, power generation and LNG segment.

All discretionary capital expenditures are subject to review under Columbia's value added approach (CVA) that determines whether the anticipated return on a business activity or project exceeds its risk adjusted capital cost.

Market Risk Exposure
Subsidiaries in Columbia's exploration and production, marketing and propane operations are exposed to market risk due primarily to fluctuations in commodity prices. In order to help minimize this risk, Columbia has adopted a policy that provides for commodity trading activities to help ensure stable cash flow, favorable prices and margins as well as to help capture any long-term increases in value. Financial instruments authorized for use by Columbia for commodity trading include futures, swaps and options. Columbia Energy Services utilizes financial instruments to help assure adequate margins on the purchase and resale of natural gas and electric power. Columbia Resources also utilizes financial instruments to fix prices for a portion of its future production volumes. These positions of Columbia Resources are hedged in the marketplace through Columbia Energy Services. Columbia Propane utilizes financial instruments to help protect the value of inventories. See Note 1(G) in Notes to Consolidated Financial Statements for a discussion of the accounting treatment for derivatives and Note 5 for Risk Management Activities.

In the third quarter of 1998, Columbia's policy was expanded to allow open trading positions in electric power for its marketing segment operations to take advantage of market information or strategic opportunities related to electricity commodity prices and basis. Also in the third quarter, trading activity in weather derivatives was authorized. Positions in natural gas, electric power and weather derivatives are controlled within predetermined limits as provided by Columbia's senior management. Columbia's policy prohibits any Columbia subsidiary from entering into trading positions that are not effectively connected with its business. The risks associated with these trading activities are managed consistent with policies approved by Columbia's Board of Directors. Market risks are monitored by an independent risk control group operating separately from the area that creates or actively manages these risk exposures to ensure compliance with Columbia's stated risk management policies. Effective January 1, 1999, Columbia adopted mark-to-market accounting for all of its gas and power marketing operations and marks all physical and financial positions to market in accordance with the Financial Accounting Standards Board Emerging Issues Task Force's recently issued Statement 98-10.

Columbia measures the market risk in its portfolios on a daily basis and employs multiple risk control mechanisms to mitigate market risk including value-at-risk measures using a variance/covariance methodology, and volumetric limits. Value-at-risk simulates forward price curves in the energy markets to estimate the size and probability of future potential losses. Based on a 95% confidence interval and a one-day time horizon, the value-at-risk for Columbia's commodity market risk sensitive instruments was approximately $1.8 million as of December 31, 1998, whereas at year-end 1997 the value-at-risk was estimated at $175,000.

Columbia also utilizes fixed-to-floating interest rate swap agreements to modify the interest characteristics of a portion of its outstanding long-term debt. As a result of these transactions, that portion of Columbia's long-term debt is now subject to fluctuations in interest rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Impact of Year 2000 on Computer and Other Systems
The Year 2000 issue is a worldwide concern because many existing computer programs and certain computer hardware were initially designed without considering the impact of the change to the year 2000. If not corrected, certain computer, operating and other systems could fail or create erroneous results.

Columbia is evaluating its IT and non-IT systems to determine if they are year 2000 compliant and, if these systems are not year 2000 compliant, what corrective action is necessary. IT and non-IT systems that are currently being identified, tested and, as necessary, corrected or replaced with compliant systems include: 1) mission critical processes that relate to the safety or dependability of Columbia's natural gas delivery system and other core business operations; 2) customer billing, vendor payment, shareholder records and payroll systems; and 3) other processes relevant to Columbia's continued operations. Embedded chips and other non-IT hardware that are found to not be year 2000 compliant are being replaced or upgraded as appropriate. To ensure timely completion of all phases of the year 2000 project, Columbia is utilizing external consultants with specific year 2000 expertise on certain aspects of the project.

Columbia's year 2000 program is divided into phases that provide for the timely assessment, remediation and testing of IT and non-IT systems as appropriate. The assessment phase, which was completed as of December 31, 1998, covers the inventory of systems and the determination as to where potential problems may exist. If a system can not be determined to be either compliant or not date sensitive, it is deemed non-compliant and scheduled for inclusion in the remediation/testing phases. The remediation phase is for the correction of any year 2000 compliance issues through repair or replacement. It is estimated that this phase is approximately 61% complete for IT systems and 3% complete for non-IT systems. The testing phase, which is estimated to be approximately 65% and 7% complete for IT and non-IT systems, respectively, is designed to provide assurance that the remediation effort has been successful. Critical devices are tested regardless of whether a manufacturer/vendor has indicated that the device was year 2000 compliant. Columbia currently has in place general contingency plans in the event that a computer system, facility or process fails; however, Columbia is evaluating the need for special contingency plans in the event that a year 2000 problem should arise in spite of Columbia's efforts to ensure year 2000 compliance. Where appropriate, specific year 2000 contingency plans will be developed for those systems that are essential to Columbia's ongoing businesses. Contingency plans involve having alternate suppliers, processes or personnel on stand-by for essential processes. Columbia's planning for the year 2000 contingency phase for mission critical processes began on January 1, 1999.

For the overall year 2000 project, the assessment phase is complete. The remediation phase is anticipated to be completed by the end of the first quarter of 1999, with the testing phase anticipated to be completed by the end of the second quarter of 1999. Any year 2000 specific contingency plans that may be necessary are scheduled to be completed by the end of July 1999.

Another area of concern is Columbia's exposure from third parties that may not be year 2000 compliant. Columbia is in the process of contacting third parties with which it conducts business to obtain assurance that they will be year 2000 compliant, utilizing letters and, where appropriate, questionnaires. Columbia has mailed letters to many of its significant vendors and service providers and has verbally communicated with many strategic customers to determine whether or not interfaces with such entities are vulnerable to year 2000 problems and whether the products and services purchased from or by such entities are year 2000 compliant. Columbia has received responses from a large number of these third parties with many of the companies providing written assurances that they expect to address all of their significant year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by Columbia, is currently underway.

The total estimated cost of assessing, testing and remediating Columbia's IT and non-IT systems for year 2000 compliance, along with the cost of developing contingency plans, is approximately $15.6 million. The bulk of Columbia's year 2000 project budget will be applied to the remediation and testing phases. The estimated total cost of the year 2000 project represents management's assessment, based on information currently available, scope of the project, work already completed and estimated remaining work. The expenditures necessary to become year 2000 compliant will be satisfied through Columbia's cash flow from operations.

As part of its normal operations, Columbia continuously operates in a safety-conscious, high-reliability environment and has numerous back-up systems in place. As a result of the extensive planning that has been incorporated into Columbia's current contingency plans and the year 2000 project, management believes that the most reasonably likely worst case year 2000 scenario would involve minor failures that were not detected and corrected during the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

project. These failures should not be of the type that could result in the disruption of services and will, in all likelihood, be corrected quickly. However, the failure of Columbia or a key third party supplier to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations including Columbia's ability to deliver energy. For such a failure to be material, numerous back-up systems or processes would also have to fail. For example, an interruption in electric service along Columbia's pipeline system could impact the operation of one or more compressor stations or other field facilities and equipment. This impact, if coupled with the failure of critical back-up systems and processes, could materially and adversely affect Columbia's operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 issue, due in part to the uncertainty of the year 2000 readiness of third party suppliers and customers, Columbia is unable to determine at this time whether the consequences of any likely year 2000 failures will have a material impact on Columbia's operations, liquidity or financial condition.

Common Stock Prices and Dividends*

                                                         Market Price
                                                                                                             Quarterly
Quarter Ended                  High                        Low                        Close                Dividends Paid
--------------------------------------------------------------------------------------------------------------------------
                               $                           $                          $                        $

1998
December 31                     60  3/4                     54  1/4                    57  3/4                  .20
September 30                    60  3/8                     47  1/2                    58  5/8                  .20
June 30                         57 11/12                    50  1/3                    55  5/8                  .20
March 31                        52 17/24                    47  1/3                    51  5/6                  .17

--------------------------------------------------------------------------------------------------------------------------

1997
December 31                     52  5/12                    46  1/3                    52  3/8                  .17
September 30                    48  1/6                     43 11/24                    46  2/3                 .17
June 30                         44 11/12                    37  1/3                    43  1/2                  .16
March 31                        43 11/12                    38  5/12                   38  7/12                 .10

--------------------------------------------------------------------------------------------------------------------------

* Amounts have been restated to reflect a three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                       TRANSMISSION AND STORAGE OPERATIONS

Columbia's transmission and storage segment consists of Columbia Transmission, Columbia Gulf Transmission Company (Columbia Gulf) and Columbia Pipeline Company. Together they operate a 16,658 mile pipeline network extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard serving 15 northeastern, midatlantic, midwestern and southern states, as well as the District of Columbia. In addition, Columbia Transmission operates one of the nation's largest underground natural gas storage systems.

Proposed Millennium Pipeline Project
The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to northeast and midatlantic markets. The 442-mile pipeline will connect to TransCanada Pipe Lines Ltd. at a new Lake Erie export point and transport approximately 700,000 Mcf per day to eastern markets. Ten shippers have signed agreements for the available capacity. A filing with the Federal Energy Regulatory Commission (FERC), requesting approval of the Millennium Project, was made on December 22, 1997. This filing began the extensive review process, including opportunities for public review, communication and comment. The Millennium Project sponsors have announced that the proposed in-service date is expected to be November 1, 2000.

The current sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd., and MCN Energy Group, Inc.

Market Expansion Project
Columbia Transmission continued construction of its Market Expansion project that expands its pipeline and storage system to meet increased customer demands. The second phase of storage service began in April 1998, and transportation service began in November 1998. Upon completion in 1999, the expansion will add approximately 500,000 Mcf per day of firm service to 23 customers.

The New York State Electric & Gas Corporation (NYSEG) filed an appeal with the
U. S. Court of Appeals for the District of Columbia Circuit, primarily to challenge the FERC's approval of rolled-in pricing for the Market Expansion project service levels. All briefing is complete with oral arguments being the next step. NYSEG has not requested a stay of Columbia Transmission's FERC certificate order. Accordingly, construction is proceeding.

Proposed East Lateral Expansion and SunStar Pipeline Projects
Columbia Gulf announced plans in September 1998 to consider an expansion of its onshore East Lateral system at Grand Isle, Louisiana. The expansion of the East Lateral system would provide additional capacity to shippers from Grand Isle by adding approximately 600,000 Mcf per day of incremental firm transportation capacity. This will be accomplished by adding new facilities and expanding existing facilities. The proposed SunStar Pipeline Project, in which Columbia Gulf is participating and will serve as the developer and operator, would transport gas from the deep water areas of the Gulf of Mexico to Columbia Gulf's onshore lateral at Grand Isle. This offshore pipeline project of approximately 56 miles would have capacity of 660,000 Mcf per day and is complementary to the expansion of the East Lateral system facilities, mentioned above.

Columbia Gulf conducted open seasons in the fall of 1998 to obtain binding commitments from interested parties for the additional capacity resulting from the East Lateral expansion and the SunStar Pipeline Project. Columbia Gulf is currently in the process of evaluating the bids.

Competition and the Effect of LDC Unbundling Services
Columbia's transmission and storage subsidiaries compete with other interstate pipelines for the transportation and storage of natural gas. Since the issuance of FERC Order No. 636, various states throughout Columbia Transmission's service area have initiated proceedings dealing with open access and unbundling of local distribution companies' (LDC) services. Among other things, unbundling involves providing all LDC customers with the choice of what entity will serve as transporter as well as merchant supplier. While the scope and timing of these various unbundling initiatives varies from state to state, retail choice programs are being extended to increasing numbers of LDC customers throughout Columbia Transmission's market area.

Among the issues being addressed in the state unbundling proceedings is the treatment of the pipeline transmission and storage agreements which have underpinned the traditional LDC merchant function. In the case of Columbia Transmission and Columbia Gulf, contracts covering the majority of their firm transportation and storage quantities

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

with LDCs have primary terms that extend to October 31, 2004. Management fully expects that the LDCs, or those entities to which pipeline capacity may be assigned as a result of the LDC unbundling process, will continue to fulfill their obligations under these contracts. However, in view of the changing market and regulatory environment, Columbia's transmission companies have commenced the process of discussing long-term transportation and storage service needs with their firm customers. Those discussions could result in the restructuring of some of these contracts on mutually agreeable terms prior to 2004.

Regulatory Matters
                         Columbia Gulf's Rate Settlement
On April 29, 1998, the FERC approved a settlement of Columbia Gulf's general rate case that was filed in October 1996. The active parties in the proceeding unanimously agreed to the terms of the settlement. The approval of the settlement, which became final May 29, 1998, did not have a material impact on Columbia's consolidated financial results.

                   Columbia Gulf Mainline Capacity Proceeding
In 1993, the FERC directed Columbia Gulf to show cause as to why it had not sought FERC abandonment authorization to reduce capacity on its mainline facility. Since that time Columbia Gulf has responded to various information requests from the FERC. In an August 8, 1997 order, the FERC approved a stipulation and consent agreement between Columbia Gulf and FERC's enforcement staff requiring Columbia Gulf to conduct a 30-day open season on additional firm mainline capacity up to its certificated design. Although certain of Columbia Gulf's customers challenged the terms of the settlement, Columbia Gulf concluded the open season on December 15, 1997, which resulted in requests for capacity that exceeded the capacity specified in Columbia Gulf's FERC certificate. On December 24, 1998, the FERC issued an order rejecting all substantial challenges and reaffirmed the settlement. On January 25, 1999, a petition for clarification or rehearing and a separate petition for rehearing of the FERC's December 24, 1998 order were filed in this proceeding. On February 19, 1999, the FERC issued a tolling order giving itself additional time to act on the January 25, 1999 petitions. In late February 1999, five parties appealed the December 24, 1998 and August 8, 1997 FERC orders to the Court of Appeals for the District of Columbia.

                                  Mainline '99
Columbia Gulf filed an application with the FERC on June 5, 1998, for authority to increase the maximum certificated capacity of its mainline facilities. The expansion project, referred to as Mainline '99, will increase Columbia Gulf's certificated capacity to nearly 2.2 Bcf/day, by replacing certain compressor units and increasing the horsepower capacity of other compressor stations. Various shippers contracted for the additional service through an open bidding process held in late 1997 and early 1998. Subject to regulatory approval, construction relating to the compressor replacements is scheduled to begin in the first quarter of 1999. The proposed in-service date for the Mainline '99 project is December 1, 1999. At its February 10, 1999, meeting the FERC adopted an order approving Columbia Gulf's June 5, 1998 filing.

                Columbia Transmission's Phase II Rate Proceeding
Columbia Transmission's rate case settlement, approved by the FERC in April 1997, provided for a hearing to address environmental cost recovery that was excluded from the settlement. The procedural schedule established by the presiding Administrative Law Judge provided for a hearing to commence in the fall of 1998. However, at the request of Columbia Transmission and other active parties, the schedule was suspended in May 1998, in order to afford the parties an opportunity to pursue settlement discussions. As a result of these discussions, the active parties reached an agreement in principle on the overall components of an environmental settlement. The comprehensive agreement in principle includes such major components as Columbia Transmission's total allowed recovery of environmental remediation program costs and the disposition of any proceeds received by Columbia Transmission from insurance carriers and others. At this time, the agreement is either supported or not opposed by all but two parties. Columbia Transmission anticipates filing a stipulation and agreement with the FERC in the first quarter of 1999.

                Challenge to Columbia Transmission's Rate Design
Pursuant to a provision of Columbia Transmission's 1997 rate settlement, the Public Service Commission of the State of New York (PSCNY) had the right to initiate a hearing challenging the appropriateness of the Straight Fixed Variable (SFV) rate design methodology authorized by the FERC for Columbia Transmission. In a decision rendered in April 1998, the presiding Administrative Law Judge granted a motion, filed jointly by several interested parties, to dismiss a challenge made by PSCNY. The Judge found that the PSCNY failed to demonstrate that continued use of the SFV rate design on Columbia Transmission's system would be unjust or unreasonable. In May 1998, the PSCNY filed an appeal of the Administrative Law Judge's decision and on October 6, 1998, the FERC affirmed the Judge's decision.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The PSCNY filed a limited request for rehearing of the FERC's decision on November 5, 1998. In December 1998, the FERC issued an order denying PSCNY's request for rehearing.

                              Discussions with FERC
The transmission and storage subsidiaries are in confidential and informal discussions with the staff of the FERC concerning the scope of authorization for certain past transactions under the relevant filed tariffs. The transmission and storage subsidiaries have initiated these discussions with the FERC. Because these discussions are in a very preliminary stage, management is unable to reasonably estimate the amount that will have to be paid pursuant to reimbursement or other remedies.

Sale of Gathering Facilities
During 1997, Columbia Transmission sold approximately 4,500 miles of its gathering lines of which 2,700 miles were sold to Columbia Resources. Approximately 750 miles of gathering facilities were sold to Columbia Resources effective January 1999. There are approximately 800 miles of gathering lines remaining to be sold.

In addition, Columbia Transmission has agreed to sell certain natural gas pipeline facilities that consist of approximately 341 miles of pipeline, together with property and associated facilities, located in New York and Pennsylvania. The sale of these facilities was approved by the FERC in an order issued on November 4, 1998. Certain parties requested rehearing of the FERC's decision. At its regularly scheduled meeting on February 10, 1999, the FERC approved a draft order denying rehearing. The FERC's action on rehearing will allow the sale to go forward as planned. The facilities are not directly connected to Columbia Transmission's mainline system and are no longer needed by Columbia Transmission in connection with providing services to its customers. The sale of these assets would not have a material impact on Columbia's consolidated financial results.

Additional Storage Base Gas Sales
As provided in Columbia Transmission's recent rate settlement, Columbia Transmission is allowed to retain approximately 95% of the first $60 million pre-tax gain from any base gas sales and to share equally with customers any gain after that level. Columbia Transmission has agreements to sell approximately 6.9 Bcf of base gas volumes in the first quarter of 1999 pursuant to the settlement agreement.

Capital Expenditure Program
The transmission and storage segment's net capital expenditure program was $204 million in 1998 and is projected to be $237 million in 1999. New business initiatives totaled approximately $95 million in 1998 and are expected to be $126 million in 1999. The remaining expenditures are for modernizing and upgrading facilities.

Environmental Matters
Columbia's transmission subsidiaries have implemented programs to continually review compliance with existing environmental standards. In addition, transmission subsidiaries continue to review past operational activities and to formulate remediation programs where necessary.

Columbia Transmission is currently conducting assessment, characterization and remediation activities at specific sites under a 1995 Environmental Protection Agency (EPA) Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 240 facilities, approximately 15,000 liquid removal points, approximately 2,800 mercury measurement stations and about 3,700 storage well locations. As of December 31, 1998, field characterization has been performed at many of these sites, and site characterization reports and remediation plans are being prepared for submission to EPA for approval. Significant remediation has taken place only at mercury measurement stations. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5). As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. Columbia Transmission is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that as additional work is performed and more facts become available, it will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 92, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1.

As a result of 1998 activities, Columbia Transmission recorded an additional liability of $28.8 million. Actual expenditures of approximately $16 million during 1998 charged to the liability resulted in a remaining liability of $138.2 million. Columbia Transmission's environmental cash expenditures are expected to be approximately $18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

million in 1999 and up to $20 million annually until the AOC is satisfied. These expenditures will be charged against the previously recorded liability. Consistent with Statement of Financial Accounting Standards No. 71, a regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations and the long time period over which expenditures will be made.

In addition, predecessor companies of Columbia Transmission may have been involved in the operation of manufactured gas plants. When such plants were abandoned, material used and created in the process was sometimes buried at the site. As of the date of this report, Columbia Transmission is unable to determine if it will become liable for any characterization or remediation costs at such sites.

Throughput
Columbia Transmission's throughput consists of transportation and storage services for local distribution companies and other customers within its market area. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana, to Leach, Kentucky and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana.

Throughput for the transmission and storage segment totaled 1,197.5 Bcf for 1998, a decrease of 104 Bcf from 1997 that was in turn down 76.6 Bcf from 1996. The lower throughput in 1998 and 1997 was primarily due to warmer weather in Columbia Transmission's operating territory that reduced demand for natural gas.

Columbia Transmission's market area transportation declined 84.8 Bcf to 947.8 Bcf during 1998, largely due to 18% warmer weather in its market area. Transportation volumes for 1997 of 1,032.6 Bcf decreased 69.8 Bcf from 1996 primarily due to warmer weather in early 1997 and reduced requirements from electric cogeneration facilities during the summer.

Mainline transportation for Columbia Gulf decreased 44.2 Bcf to 563.3 Bcf in 1998, reflecting the impact of warmer weather in Columbia Transmission's operating territory. During 1997, mainline transportation was 26.2 Bcf lower than 1996 due to warmer weather. In addition, mainline transportation volumes were higher in 1996 due to Columbia Gulf's system being heavily used by customers during the summer of that year to refill depleted gas storage inventories.

Columbia Gulf's 1998 short-haul transportation of 231.2 Bcf decreased 21.2 Bcf from the year earlier, largely due to the unusually warm weather. Short-haul transportation of 252.4 Bcf in 1997 was down 14.1 Bcf from 1996 primarily due to a decline in market demand in the area south of Rayne, Louisiana.

Variations in throughput have little effect on operating income because, as a result of FERC Order No. 636, a significant portion of the transmission and storage segment's fixed costs is being recovered through a monthly demand charge.

Operating Revenues
Operating revenues of $838.7 million in 1998 were essentially unchanged from the prior year. After adjusting for the recovery of upstream transportation costs and certain other revenues that are fully offset in operating expense, operating revenues in 1998 decreased $2.6 million. The effect of the sale of gathering facilities and a lower cost-of-service level underlying Columbia Transmission's rates in 1998 was only partially offset by increased revenues from transportation and storage services due in part to Columbia Transmission's Market Expansion project. The sale of storage base gas volumes that were part of Columbia Transmission's overall 1997 rate case settlement improved revenues in both 1998 and 1997.

Operating revenues increased $33.6 million to $838.6 million in 1997. After adjusting for recovery items mentioned above, operating revenues increased $22.6 million over 1996. This increase was primarily due to recording $19.1 million of revenues in the second quarter of 1997 for the sale of base gas volumes that were part of Columbia Transmission's 1997 rate case settlement. Increased transportation and storage services also contributed to the improvement.

Operating Income
Operating income for 1998 for the transmission and storage segment of $326.1 million, increased $67.8 million over 1997 due to a decline in operating expense. Operation and maintenance expenses for 1998 declined $64.3 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

compared with 1997, primarily reflecting restructuring costs recorded in 1997 and the beneficial effect of those restructuring initiatives in 1998. Also making 1997 operation and maintenance expense higher when compared to 1998 was a $10.1 million reserve recorded in 1997 for the anticipated sale of certain pipeline facilities.

Operating income for 1997 of $258.3 million, increased $52.1 million over the previous year. This improvement reflected higher operating revenues, mentioned above, and $18.5 million lower operating expenses due in part to lower restructuring costs and savings achieved through the implementation of restructuring initiatives.

     STATEMENTS OF OPERATING INCOME FROM TRANSMISSION AND STORAGE OPERATIONS
                                   (UNAUDITED)


Year Ended December 31, (in millions)            1998                    1997                    1996
------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Transportation revenues                    $ 620.4                 $ 622.0                 $ 629.0
   Storage revenues                             186.0                   179.8                   159.5
   Other revenues                                32.3                    36.8                    16.5
------------------------------------------------------------------------------------------------------

Total Operating Revenues                        838.7                   838.6                   805.0
------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Operation and maintenance                    358.9                   423.2                   440.1
   Depreciation                                 101.8                   104.3                   102.6
   Other taxes                                   51.9                    52.8                    56.1
------------------------------------------------------------------------------------------------------

Total Operating Expenses                        512.6                   580.3                   598.8
------------------------------------------------------------------------------------------------------

OPERATING INCOME                              $ 326.1                 $ 258.3                 $ 206.2
------------------------------------------------------------------------------------------------------


                  TRANSMISSION AND STORAGE OPERATING HIGHLIGHTS


                                                 1998        1997         1996         1995         1994
---------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)            204.0       244.9        142.7        169.1        179.1

---------------------------------------------------------------------------------------------------------

THROUGHPUT (Bcf)
Transportation
   Columbia Transmission
      Market area                               947.8     1,032.6      1,102.4      1,106.1      1,038.6
   Columbia Gulf
      Mainline                                  563.3       607.5        633.7        605.0        590.3
      Short-haul                                231.2       252.4        266.5        221.4        225.4
      Intrasegment eliminations                (544.8)     (591.0)      (624.5)      (596.3)      (583.2)

---------------------------------------------------------------------------------------------------------

Total Transportation                          1,197.5     1,301.5      1,378.1      1,336.2      1,271.1
Sales                                               -           -            -            -          0.9

---------------------------------------------------------------------------------------------------------

TOTAL THROUGHPUT                              1,197.5     1,301.5      1,378.1      1,336.2      1,272.0

---------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                             DISTRIBUTION OPERATIONS

Columbia's five distribution subsidiaries (Distribution) provide natural gas service to approximately 2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland.

Market Conditions
Weather in the market area served by Distribution during 1998 was the warmest on record. It was 17% warmer than normal and 19% warmer than 1997. As a result, there was nearly a 50 Bcf decrease in weather-sensitive deliveries compared to 1997. The settlement of a 10-month labor strike at a major customer late in 1997 partially offset the decline in deliveries brought about by the record warm weather in 1998.

Competition
Distribution competes with investor-owned, municipal, and cooperative electric utilities throughout its five-state service area, and to a lesser extent with propane and fuel oil suppliers. Electric competition is generally strongest in the residential and commercial markets of Kentucky, southern Ohio and southwestern Pennsylvania where rates are driven by low-cost coal-fired generation. The northern Ohio and Pittsburgh areas have less competitive electric rates, due to the use of higher-cost nuclear-generated power. Distribution continues to be a strong competitor in the energy market for new homes as a result of a strong customer preference for natural gas. With the addition of residential and small commercial customer choice programs, natural gas is now more price-competitive with alternate fuels.

Approximately 40% of Distribution's industrial and commercial throughput, or 140 Bcf, is susceptible to bypass, because these customers are located close to multiple natural gas pipelines and local gas distribution companies. As a result of Distribution's competitive strategies, substantial inroads by other natural gas competitors have been avoided to date. As a result, the estimated throughput exposure to bypass has been reduced to approximately 48 Bcf, representing about $12 million in annual net revenue.

Regulatory Matters
Columbia Gas of Virginia, Inc. (Columbia of Virginia) filed a rate case with the Virginia State Corporation Commission (VSCC) in May 1998, requesting a $13.8 million increase in annual revenue. Of the requested increase, $8.5 million has been collected through interim rates in effect since October 1997, subject to refund, as a result of Columbia of Virginia's 1997 rate case filing. In February 1999, the VSCC in the 1997 rate case issued an order authorizing an increase in annual revenue of $4.6 million. Rates reflecting the requested additional increase in annual revenue of $5.3 million in the 1998 rate case filing went into effect, also subject to refund, in October 1998. The higher revenue is needed to recover costs related to plant additions including those required to replace aging facilities and to recover normal increases in operating expenses. Resolution of these proceedings will not have a material impact on Columbia's consolidated financial results.

In February 1998, the Maryland Public Service Commission (MPSC) approved the agreement reached by Columbia Gas of Maryland, Inc. (Columbia of Maryland) with the MPSC staff and the Maryland People's Counsel. The People's Counsel had sought an annual revenue reduction of $1.6 million, and Columbia of Maryland had requested an annual revenue increase of $1.2 million. The agreement provided for an annual revenue increase of $200,000. The new rates went into effect in March 1998.

In July 1998, Columbia Gas of Kentucky, Inc. (Columbia of Kentucky) received approval from the Kentucky Public Service Commission (KPSC) to extend its pilot gas cost incentive program for another year until July 31, 1999. The off-system sales program has been in effect on a pilot basis since August 1, 1996. Columbia of Kentucky must file a petition with the KPSC by July 1, 1999, to continue the program beyond August 1, 1999.

Distribution continues to pursue initiatives that give retail customers the opportunity to purchase natural gas directly from marketers and to use Distribution's facilities for transportation services. These opportunities are being pursued through regulatory initiatives in all of its jurisdictions, which resulted in transportation programs being initiated in four of its five service areas. Once fully implemented, these programs would reduce Distribution's merchant function and provide all customer classes with the opportunity to obtain gas supplies from alternative merchants. As these programs expand to all customers, regulations will have to be implemented to provide for the recovery of capacity costs and other costs incurred by a utility serving as the supplier of last resort if the marketing company cannot supply the gas. The state commissions in Distribution's five jurisdictions are at various stages in addressing these issues and other transition considerations. Distribution is currently recovering the costs resulting from the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

unbundling of its services and believes that most of such future costs and costs resulting from being the supplier of last resort will be recovered. In addition to the supplier of last resort issue, Columbia of Ohio will be at risk for up to 11% of the transition capacity costs.

In June 1998, Columbia of Ohio received approval from the Public Utilities Commission of Ohio (PUCO) to extend its Customer CHOICE(SM) program to all of its nearly 1.3 million customers. The PUCO approval to expand and continue the program was based on Columbia's successful program in three northwestern Ohio counties. There are now over 357,000 customers participating, including approximately 320,000 residential customers. Of 44 marketers approved for participation, 26 are currently active.

Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) received permission from the Pennsylvania Public Utility Commission (PPUC) in July 1998 to expand its Customer CHOICE(SM) program into five additional counties. Customers began shopping for a new supplier in August 1998 for gas deliveries that started in November 1998. Programs have been in operation in Allegheny and Washington counties and the approved expansion means that over two-thirds of Columbia of Pennsylvania's 386,000 customer base would be eligible to participate in the Customer CHOICE(SM) program. There are now over 58,000 customers and nine marketers participating in the program. Meanwhile, Columbia of Pennsylvania continues to push for a legislative proposal that would set the terms for natural gas retail competition statewide.

Columbia of Virginia's two-year pilot transportation program for residential and small commercial customers began December 1, 1997 and is open to approximately 27,000 customers in the Gainesville market area of Northern Virginia. There are now over 6,300 customers and six marketers participating in the program. Columbia of Virginia is supporting legislation that would permit it to offer all of its 178,000 customers the opportunity to choose their natural gas supplier.

In August 1998, the MPSC approved a two-year continuation of Columbia of Maryland's Customer CHOICE(SM) program for all of its customers. Introduced in 1996, the program allows more than 30,000 of Columbia of Maryland's customers to consider a natural gas supplier other than Columbia of Maryland. There are approximately 3,000 customers and four marketers participating in the program.

Columbia of Kentucky plans to make a filing with the KPSC in the spring of 1999 seeking approval to initiate a residential and small commercial transportation program. Under the terms of the proposed filing, all of Columbia of Kentucky's 140,000 customers would be eligible to choose a new supplier for gas to be delivered commencing in November 1999.

Voluntary Severance Plans
In January 1999, Columbia of Pennsylvania announced a Voluntary Severance Program (VSP) available to all of its nearly 700 employees in the operations department. The program is an effort to bring staffing levels into balance with anticipated work assignments. Stagnant market growth, new technologies, a more modern pipeline system and a more efficient management system for assigning work is permitting Columbia of Pennsylvania to meet its operations obligations with fewer employees. When combining the VSP with other workforce reduction measures, Columbia of Pennsylvania may be able to reduce staffing by approximately 50 employees. These initiatives are anticipated to result in a charge to operating expense in the first half of 1999.

Capital Expenditure Program
Distribution's 1998 capital expenditures were approximately $151.9 million, a decrease of $7.6 million from 1997. In addition to maintaining and upgrading facilities to assure safe, reliable and efficient operation, 1998 expenditures included $60.9 million for extending service to new areas and $72.1 million for replacement and betterment projects. The estimated 1999 capital expenditure program amounts to approximately $152 million, including $59 million for new business and development, $67 million for replacement and betterment projects with the remainder primarily for support services.

Gas Supply
Distribution's gas supply portfolio, with its large storage component, has the reliability and flexibility to accommodate the impact of weather variations on traditional customer demand, as well as to provide opportunities to increase revenues through off-system sales and other incentive programs. Off-system sales are sales or other transactions conducted outside of Distribution's traditional market. For 1998, Distribution had off-system sales of 62.9 Bcf. This was an increase of 17.5 Bcf from 1997 due in part to the mild weather throughout the year that allowed Distribution to market its storage volumes. Columbia of Ohio, Columbia of Pennsylvania, Columbia of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Maryland and Columbia of Kentucky have incentive programs in place that have been approved by their respective regulatory commissions that provide for the sharing of the proceeds from off-system sales with customers. For 1998, these programs resulted in pre-tax income for Distribution of $24 million, a decrease of $2.1 million from 1997. Columbia of Ohio's 1996 rate settlement permitted the retention of up to $51 million from off-system sales over three years subject to an earnings limitation.

Proceeds from releasing unused pipeline capacity totaled $31.3 million for 1998, up $11.8 million from 1997. Distribution can retain a portion of the proceeds that exceeds established capacity release incentive benchmarks. All other proceeds are recorded as a reduction to gas costs and the benefit is passed through to customers. In 1998, Columbia of Ohio and Columbia of Maryland were able to retain capacity release proceeds totaling $1.1 million. As residential and small commercial transportation programs develop into widespread practice and marketers take assignment of the LDC's pipeline capacity contracts, earnings from these non-traditional services may decline.

Environmental Matters
Distribution's primary environmental issues relate to 15 former manufactured gas plant sites. Investigations or remedial activities are currently underway at seven sites and have been completed at one site. Additional site investigations may be required at some of the remaining sites. To the extent Distribution's site investigations have been conducted, remediation plans developed and any responsibility for remediation action established, the appropriate liabilities have been recorded. Regulatory assets have also been recorded for a majority of these costs as rate recovery has been authorized or is anticipated.

Throughput
Distribution's 1998 total volumes sold and transported of 558.2 Bcf decreased
13.9 Bcf from 1997 due to the record warm weather in 1998. Increased off-system sales, the return to full production of the major customer idled by a 10-month strike in 1997, increased industrial transportation volumes and customer growth partially offset the adverse impact on sales of unusually warm weather in 1998.

In 1997, Distribution's total volumes sold and transported of 572.1 Bcf increased 7.1 Bcf from 1996, as increased transportation and off-system sales offset the adverse impact of warmer weather, a reduction in customer usage and the impact of the strike at the major customer. Transportation volumes were up by 10.1 Bcf in 1997 compared to 1996, reflecting higher demand for power generation and competitive natural gas prices.

Net Revenue
In 1998, net revenue was $847 million, down $51.1 million from 1997. This decrease primarily reflects the record warm weather, which reduced net revenue approximately $76 million from 1997. The decrease was only partially offset by the beneficial impact of Columbia of Ohio's 1997 regulatory settlement.

Net revenue for 1997 of $898.1 million was down $8.6 million from 1996, due to the warmer weather that reduced net revenue by $20 million. This decrease attributable to the warmer weather was partially offset by an increase in revenue from Columbia of Ohio's 1997 rate settlement, together with income for certain gas management activities that Columbia of Ohio retained under the terms of its 1996 rate settlement.

Operating Income
Operating income for 1998 of $225.8 million increased by $1.6 million from 1997, as the decline in net revenue was more than offset by a $52.7 million decrease in operating expenses. Operation and maintenance expense for 1998 decreased $54.3 million to $386.7 million, primarily reflecting a reduction in postretirement benefit costs and the ongoing beneficial impact of the restructuring initiatives implemented in 1997. Other taxes decreased $2.4 million from 1997, primarily due to lower payroll taxes and depreciation expense increased by $4 million due in part to plant additions.

In 1997, operating income decreased by $1.8 million from 1996 to $224.2 million as the decrease in net revenue was only partly offset by a $6.8 million decline in operating expenses. The decrease in operating expenses was primarily due to a reduced level of restructuring costs recorded in 1997 and the implementation during 1996 and 1997 of cost conservation measures and operating efficiencies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     STATEMENTS OF OPERATING INCOME FROM DISTRIBUTION OPERATIONS (UNAUDITED)


Year Ended December 31, (in millions)                 1998                       1997                     1996
---------------------------------------------------------------------------------------------------------------
NET REVENUES
   Sales revenues                                $ 1,686.3                  $ 2,153.1                $ 2,007.9
   Less: Cost of gas sold                          1,005.4                    1,385.6                  1,206.4
---------------------------------------------------------------------------------------------------------------

   Net Sales Revenues                                680.9                      767.5                    801.5
---------------------------------------------------------------------------------------------------------------

   Transportation revenues                           183.2                      143.2                    119.8
   Less: Associated gas costs                         17.1                       12.6                     14.6
---------------------------------------------------------------------------------------------------------------

   Net Transportation Revenues                       166.1                      130.6                    105.2
---------------------------------------------------------------------------------------------------------------

Net Revenues                                         847.0                      898.1                    906.7
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Operation and maintenance                         386.7                      441.0                    463.0
   Depreciation                                       82.2                       78.2                     74.4
   Other taxes                                       152.3                      154.7                    143.3
---------------------------------------------------------------------------------------------------------------

Total Operating Expenses                             621.2                      673.9                    680.7
---------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                 $   225.8                  $   224.2                $   226.0
---------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                        DISTRIBUTION OPERATING HIGHLIGHTS


                                                    1998              1997               1996             1995              1994
---------------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)               151.9             159.5              148.4            151.8             151.4
---------------------------------------------------------------------------------------------------------------------------------

THROUGHPUT (Bcf)
Sales
   Residential                                     149.1             190.9              209.4            196.6             189.7
   Commercial                                       54.1              72.7               85.7             79.5              80.8
   Industrial and Other                              4.4               4.2               10.3              7.1               9.7
---------------------------------------------------------------------------------------------------------------------------------

Total Sales                                        207.6             267.8              305.4            283.2             280.2
Transportation                                     287.7             258.9              248.8            255.9             232.5
---------------------------------------------------------------------------------------------------------------------------------

Total Throughput                                   495.3             526.7              554.2            539.1             512.7
Off-System Sales                                    62.9              45.4               10.8              7.5               0.3
---------------------------------------------------------------------------------------------------------------------------------

Total Sold and Transported                         558.2             572.1              565.0            546.6             513.0
---------------------------------------------------------------------------------------------------------------------------------

SOURCES OF GAS FOR THROUGHPUT (Bcf)
Sources of Gas Sold
   Spot market*                                    223.5             295.0              298.7            210.4             235.3
   Producers                                        17.7              35.7               47.9             70.9              67.5
   Storage withdrawals (injections)                 12.4               4.0              (20.8)            23.6             (14.0)
   Company use and other                            16.9             (21.5)              (9.6)           (14.2)             (8.3)
---------------------------------------------------------------------------------------------------------------------------------

Total Sources of Gas Sold                          270.5             313.2              316.2            290.7             280.5
Gas received for delivery to customers             287.7             258.9              248.8            255.9             232.5
---------------------------------------------------------------------------------------------------------------------------------

Total Sources                                      558.2             572.1              565.0            546.6             513.0
---------------------------------------------------------------------------------------------------------------------------------

CUSTOMERS
Sales
   Residential                                 1,612,124         1,769,647          1,815,269        1,794,800         1,764,968
   Commercial                                    148,529           168,413            173,689          172,114           167,067
   Industrial and Other                            2,295             2,340              2,285            2,265             2,312
---------------------------------------------------------------------------------------------------------------------------------

Total Sales Customers                          1,762,948         1,940,400          1,991,243        1,969,179         1,934,347
Transportation                                   298,107            93,923             12,804            6,789             6,520
---------------------------------------------------------------------------------------------------------------------------------

Total Customers                                2,061,055         2,034,323          2,004,047        1,975,968         1,940,867
---------------------------------------------------------------------------------------------------------------------------------

DEGREE DAYS                                        4,635             5,736              5,975            5,692             5,530
---------------------------------------------------------------------------------------------------------------------------------

* Reflects volumes under purchase contracts of less than one year.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                      EXPLORATION AND PRODUCTION OPERATIONS

Columbia's exploration and production subsidiary, Columbia Resources, is one of the largest independent natural gas and oil producers in the Appalachian Basin and also has production operations in Canada. Columbia Resources produces over 40 Bcf equivalents (Bcfe) of natural gas and oil annually, owns and operates 7,300 wells, and has net proven reserve holdings of 801.5 Bcfe. Columbia Resources also owns and operates approximately 4,500 miles of gathering pipelines.

Columbia Resources seeks to achieve asset and profitable growth through acquisitions, expanded drilling activities and divestiture of under-performing assets. During 1998, Columbia Resources entered into agreements in Ontario Province, Canada that provide Columbia Resources an expanded undeveloped acreage base. Columbia Resources' reserve base and production levels have also been expanded through the successful drilling and completion of 157 gross wells during 1998. Based on the total of 197 gross wells drilled and completed, the 1998 success rate was 80%. In January 1999, Columbia Resources also completed its acquisition of gathering pipeline facilities from Columbia Transmission with the purchase of an additional 750 miles of pipeline in northern West Virginia.

Capital Expenditure Program
Columbia Resources' 1998 capital expenditures of $75.7 million primarily reflect investment in drilling and acquisitions. The 1999 capital expenditure program is estimated at $104 million and provides for the drilling of 230 additional wells. During 1999, Columbia Resources expects to continue efforts to expand and enlarge the definition of its core Appalachian basin properties, as well as its eastern Canadian properties, through development drilling, exploration projects and pipeline projects. Columbia Resources may participate, through joint venture agreements, in investment opportunities in other basins in the eastern United States.

Natural Gas Prices
In early 1998, the industry began to experience a deterioration of prices as a result of last winter being one of the warmest winters in recent history. Surplus storage levels throughout the year, due in part to the record-breaking warm temperatures, contributed to the continuation of low gas and oil prices. Management believes that Columbia Resources is well positioned to take advantage of opportunities in this low-price environment with per unit operating costs among the lowest compared to its competitors.

In an effort to help manage the continued uncertainty of gas prices and to stabilize earnings, Columbia Resources hedged a portion of its 1998 and 1999 gas production that was subject to price volatility through a gas marketing affiliate. The gas marketing affiliate in turn, as part of its normal course of business, hedged these positions in the marketplace. In that manner, Columbia Resources secured an average gas price of $2.91 per Mcf on 77% of 1998 at-risk production resulting in a 1998 revenue increase of $11 million. Columbia Resources has entered into agreements securing an average 1999 price of $2.79 on 28% of 1999 at-risk production. This position for 1999 includes the hedging of certain risks associated with both the commodity and the Appalachia basis, which generally represents transportation costs to bring gas from the Southwest to the Appalachia area.

Production
Gas production of 39.1 Bcf in 1998 increased 4.4 Bcf over 1997, primarily due to the acquisition of Alamco in mid-1997 and new production brought online in 1998. From 1996 to 1997, gas production increased by 3% reflecting the Alamco acquisition together with well shut-ins in 1996 that limited production in that year.

Oil and liquids production in 1998 increased by 2% from 1997 to 214,000 barrels. The increase primarily reflects new well completions coming online. In 1997, production was down 25% from 1996 largely due to the sale of a production field in December 1996.

Operating Revenues
Operating revenues for 1998 were $127.5 million, an increase of $14.2 million over 1997, primarily reflecting higher revenues generated from hedging activities and the gas production increase, both of which were discussed above. Columbia Resources' average gas sales price for 1998 was $2.91 per Mcf, an increase of 11% from 1997. The strong natural gas prices reflect the benefit of hedging a portion of 1998 production in late 1997 when prices were significantly higher. Operating revenues in 1997 were $113.3 million, an increase of $8.8 million from 1996, primarily due to a reclassification in the recording of gathering activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Operating Income

In 1998, operating income improved by $6.3 million to $37.2 million, primarily due to higher operating revenues, which were partially offset by an increase of $8.9 million in depreciation and depletion expense due to additional investments in acquisitions and drilling. Operating income of $30.9 million in 1997 improved by $900,000 from 1996, as the improvement in operating revenues was mostly offset by higher operation and maintenance expense due primarily to additional costs associated with the Alamco acquisition.

    STATEMENTS OF OPERATING INCOME FROM EXPLORATION AND PRODUCTION OPERATIONS
                                   (UNAUDITED)

Year Ended December 31, (in millions)             1998        1997        1996
--------------------------------------------------------------------------------
OPERATING REVENUES
   Gas revenues                                  $ 113.9     $ 109.5     $  99.1
   Other revenues                                   13.6         3.8         5.4
--------------------------------------------------------------------------------
Total Operating Revenues                           127.5       113.3       104.5
--------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                        44.6        45.7        37.0
   Depreciation and depletion                       36.5        27.6        28.8
   Other taxes                                       9.2         9.1         8.7
--------------------------------------------------------------------------------
Total Operating Expenses                            90.3        82.4        74.5
--------------------------------------------------------------------------------
OPERATING INCOME                                 $  37.2     $  30.9     $  30.0
--------------------------------------------------------------------------------

                EXPLORATION AND PRODUCTION OPERATING HIGHLIGHTS

                                       1998     1997     1996     1995*    1994*
--------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)   75.7    158.7     12.1     86.8     101.6
--------------------------------------------------------------------------------
PROVED RESERVES
Gas (Bcf)                             790.5    800.5    644.5    599.5     683.8
Oil and Liquids (000 Bbls)            1,835    1,700      774    1,651    12,255
--------------------------------------------------------------------------------
PRODUCTION
Gas (Bcf)                              39.1     34.7     33.6     65.4      66.7
Oil and Liquids (000 Bbls)              214      210      281    2,849     3,611
--------------------------------------------------------------------------------
AVERAGE PRICES
Gas ($ per Mcf)**                      2.91     2.63     2.84     1.96      2.18
Oil and Liquids ($ per barrel)        12.76    17.99    19.07    16.17     15.09
--------------------------------------------------------------------------------

* Include operating results from Columbia Gas Development Corporation, which was sold effective December 31, 1995.
** Includes the effect of hedging activities as discussed in Note 1(G) of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                              MARKETING OPERATIONS

Columbia's wholesale and retail nonregulated natural gas and electric power marketing operations are conducted by Columbia's wholly-owned subsidiary, Columbia Energy Services Corporation (Columbia Energy Services). These operations provide integrated energy-related products and services to wholesale, industrial and commercial, and residential customers. Columbia Energy Services can be categorized into three business lines: wholesale energy operations and services, retail products and services, and online energy services through its subsidiary, Energy.com Corporation (Energy.com). The wholesale business line provides products and services to wholesale customers nationwide, including gas and electricity supply, fuel management and transportation-related services, management and optimization of energy-related assets, energy commodity sales and services, risk management products and financial services. The retail business line provides energy-related products and services to a diverse customer base (industrial, commercial and residential). These products and services include gas and electricity supply, energy management, software and other services. Energy.com focuses on providing an internet commerce channel for energy companies to sell to all retail customers.

The marketing operations expanded dramatically during 1998; however, this rapid growth strained Columbia Energy Services' infrastructure and highlighted areas that need improvement. Columbia Energy Services has been addressing the administrative requirements related to the significantly increased trading volumes and continues to implement new accounting systems and procedures that are necessary to support this growth. As part of this process, certain financial records have been identified that do not appear to have adequate third party documentation or represent reconciliation differences between new subsidiary ledger systems and other financial records. As a result of this analysis, a $16.3 million pre-tax reserve was recorded in the fourth quarter of 1998. Management believes that this reserve is adequate based on information currently available.

In addition, during the fourth quarter of 1998, certain unusual trading activity, which when combined with all other gas positions, caused a $6.5 million net decrease to gross margin. Management has taken corrective action designed to prevent similar incidents from recurring. The continuing effectiveness of such action will be monitored.

Wholesale Energy Activity

Wholesale activity primarily consists of gas trading and marketing, and electric power trading and marketing, both of which have grown significantly in 1998. This growth reflects an increased presence in southeast and midwest markets, as well as an expanded portfolio of storage and transportation assets. Sales growth has occurred through increased trading, aggressive management of LDC supply, transportation and storage services, and through Columbia Energy Services' participation in retail markets. These activities have expanded Columbia Energy Services' overall wholesale trading capabilities.

During 1998, Columbia Energy Services invested significantly in its wholesale risk management infrastructure, and related financial products and services. Consequently, a number of transactions have been added to its overall trading and marketing portfolio. For example, during 1998, Columbia Energy Services entered into ten-year natural gas supply contracts with two separate municipal gas authorities that together total 82 Bcf of natural gas. As part of the agreements, the municipal gas authorities made advance payments to Columbia Energy Services in 1998 totaling $137.5 million for future deliveries.

In mid-1998, Columbia Energy Services signed a long-term energy management contract for a 365-megawatt combined-cycle, natural gas-fired generation facility in Hopewell, Virginia. Columbia Energy Services began providing the facility with natural gas in June 1998. This facility has a baseload volume of approximately 5,000 million British thermal units (MMBtu) daily for steam generation and a daily peak demand volume of up to 75,000 MMBtu for electric generation to be sold in Virginia. In addition to supplying natural gas, Columbia Energy Services is managing the facility's fuel oil reserve tanks.

In addition to natural gas commodity trading and marketing activities, Columbia Energy Services entered the electricity trading business in December 1997 and has expanded its trading and scheduling operations in northeastern, midwestern, southwestern, and western United States. Over the past year, trading levels have increased to 14,364 Gigawatt hours for the year 1998, providing revenues of $564.4 million. Columbia Energy Services actively trades in cash and forward markets, as well as electricity futures traded on the four New York Mercantile Exchanges. Columbia Energy Services is building its capabilities and related infrastructure to deliver electricity to retail customers in the Northeast.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


Retail Energy Activity

Retail energy activity can be grouped into two broad strategic business units:
Major Accounts and Mass Markets. These retail business units market to end-use customers, both for gas and power retail markets. Management believes that Columbia Energy Services is favorably positioned for gas and electric retail market unbundling and deregulation. During 1998, the Major Accounts strategic business unit significantly increased the number of industrial and large commercial customers served. Geographically, it expanded activity into two new regions of the country, northeast and southeast, adding eight new states to Columbia Energy Services' market territory. The Major Accounts group signed several agreements to provide energy service with prominent national chain restaurants and retail stores, including its first retail electric customer in New York.

Columbia Energy Services initiated residential marketing programs in 10 states in 1998 (Ohio, Pennsylvania, Michigan, Maryland, Indiana, Virginia, Georgia, Kentucky, West Virginia and New Jersey). During 1998, Columbia Energy Services increased its Mass Market customer base to over 363,000 or nearly 4 times the number of customers since the beginning of the year.

During 1998, Columbia Energy Services entered the Georgia retail natural gas market where it was certified by the Georgia Public Service Commission to sell natural gas. All 1.2 million retail customers of an LDC located in Atlanta will either choose a new natural gas supplier or be assigned to a provider. Also, during 1998, Columbia Energy Services obtained its first residential electric customers in Pennsylvania.

Columbia Energy Services is also offering diverse products and services related to the deregulation of retail markets. For example, two energy efficiency software products, developed by Columbia Energy Services, were launched late in the third quarter of 1998. These software products are targeted toward helping residential and commercial customers save money on energy costs.

Gross Margins

Gross margins of $42.7 million for 1998 more than doubled from the $20.6 million in 1997. Electric power marketing sales, which began in late 1997, together with increased gas sales represented the majority of the increase. Electric power traded in 1998 was 14,364 Gigawatt hours while gas sales in 1998 of 1,581 Bcf represented a 78 percent increase over 1997. Much of the growth in gas sales came from increased lower-margin wholesale sales that are necessary to expand Columbia Energy Services' base for future retail growth. Included in the results for 1998 was the $6.5 million loss mentioned above.

The $20.6 million gross margin for 1997 was $4.1 million higher than for 1996, reflecting gas sales of 888.4 Bcf that more than tripled the 1996 level due to the significant growth of Columbia Energy Services' operations. The impact of higher gas sales volumes was partially offset by a decrease in average margins.

Operating Loss

A 1998 operating loss of $59 million was $45.8 million greater than the $13.2 million loss in 1997, due to 1998 operating expenses that were $67.9 million higher than the year earlier. The higher expenses related to the implementation of Columbia Energy Services' strategy to build its systems and infrastructure, including adding and retaining qualified staff. Included in these higher expenses was the $16.3 million reserve, discussed above, and higher current period expenses for costs associated with the development of new products and services and customer acquisition costs related to adding new Mass Market retail customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


      STATEMENTS OF OPERATING INCOME FROM MARKETING OPERATIONS (UNAUDITED)

Year Ended December 31, (in millions)           1998         1997         1996
--------------------------------------------------------------------------------
OPERATING REVENUES
   Gas revenues                               $3,507.8     $2,187.0     $  728.0
   Power revenues                                564.4           --           --
--------------------------------------------------------------------------------
   Total Operating Revenues                    4,072.2      2,187.0        728.0
   Less: Products purchased                    4,029.5      2,166.4        711.5
--------------------------------------------------------------------------------
Gross Margin                                      42.7         20.6         16.5
--------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                      95.7         31.1         11.2
   Depreciation                                    4.1          1.6          0.3
   Other taxes                                     1.9          1.1          0.5
--------------------------------------------------------------------------------
Total Operating Expenses                         101.7         33.8         12.0
--------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                       $  (59.0)    $  (13.2)    $    4.5
--------------------------------------------------------------------------------


                         MARKETING OPERATING HIGHLIGHTS

                                            1998        1997      1996      1995      1994
------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)        16.0         5.1       0.8       1.0       0.2
------------------------------------------------------------------------------------------
MARKETING SALES
Gas (Bcf)                                1,581.0       888.4     259.6     131.6     111.2
Power (Gwh)                               14,364          --        --        --        --
------------------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                  PROPANE, POWER GENERATION AND LNG OPERATIONS

During 1998, Columbia Propane Corporation (Columbia Propane) and Columbia Electric Corporation (Columbia Electric) were involved in several transactions designed to increase the contribution by Columbia's nonregulated companies to consolidated results. Columbia Propane purchased the assets of three propane companies and Columbia Electric announced its participation in two cogeneration projects.

Propane

During 1998, Columbia Propane purchased the propane assets of three companies that in total added approximately 12,500 new customers and 6.4 million gallons of annual propane sales to Columbia Propane.

Power Generation

Columbia Electric's primary focus has been the development, ownership and operation of natural gas-fueled cogeneration power plants that sell electric power to local electric utilities under long-term contracts. Columbia Electric is part owner in three cogeneration projects that have a total capacity of approximately 250 megawatts and produce both electricity and useful thermal energy fueled principally by natural gas.

In June 1998, Columbia Electric and LG&E Power Inc., a subsidiary of LG&E Energy Corporation, announced an agreement for Columbia to participate in the development of a gas-fired cogeneration project. The facility will have a total equivalent capacity of approximately 550 megawatts and will provide steam and electric services to a Reynolds Metals plant in Gregory, Texas. The project, Gregory Power Partners, will also provide electricity to the Texas energy market and is expected to begin commercial operation in the Electric Reliability Council of Texas (ERCOT) region in the summer of 2000. Construction began in August 1998 and financing for the $257 million project was secured in November of 1998.

In January 1998, Columbia Electric and Westcoast Energy Inc. signed a joint ownership agreement to develop three gas-fired electric generation plants by 2001. In total, the three plants would provide approximately 1,000 megawatts of electricity using approximately 160 MMcf per day of natural gas. In August 1998, the parties formed a limited liability company, which subsequently purchased a site in Eddystone, Pennsylvania for the construction of a 500 megawatt, natural gas-fired electric generation plant. The plant, to be called the Liberty Electric Power Plant, is expected to cost about $300 million to develop, and would consume about 80 MMcf per day of natural gas. Each of the sponsors will own a 50% interest in the project. The exact locations of the other two plants have yet to be determined.

Capital Expenditure Program

A large portion of the $20.1 million 1998 capital expenditures program was allocated to propane acquisition activities. The 1999 capital expenditure program is estimated at $129 million and includes amounts primarily for acquisitions, as well as for additional investments in Columbia's subsidiary, Columbia Transmission Telecommunications Corporation, for the development of a dark fiber optics network, as well as for continued investment in the Cove Point LNG facility.

Commodity Hedging

Columbia Propane purchases propane and places it in storage for future sale. Columbia Propane sells commodity futures on a portion of its inventory at the time of purchase to hedge against the risk of decreasing prices.

Net Revenues

Net revenues of $55.1 million for 1998 decreased $2.1 million from 1997. The decrease largely reflects the net effect of Columbia Electric's $3.2 million revenue improvement recorded in the first quarter of 1997 from the assumption of a cogeneration partnership fuel transportation contract. This decrease was partially offset by an increase in propane net revenues of $1.3 million, due to higher margins achieved in the first quarter of 1998 and additional retail sales attributable to recent acquisitions. Total propane volumes for 1998 decreased
4.4 million gallons from 1997 due to warmer weather and lower spot sales.

Net revenues for 1997 increased $11.3 million over 1996 to $57.2 million. Net revenues for Columbia Propane in 1997 increased $1.4 million compared to 1996 due to 11% higher margins, which were partially offset by a 7% decrease in volumes resulting from the warmer than normal weather experienced in the first quarter of 1997 and lower spot market sales activity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


Operating Income

Operating income of $10.7 million for 1998 decreased $5.6 million from 1997, primarily reflecting the decline in net revenues and a $3.5 million increase in operating expenses due to the recent propane acquisitions and additional start-up costs for new services.

Operating income of $16.3 million was recorded in 1997, up $6.7 million over 1996. Operation and maintenance expense for 1997 increased over 1996 as start-up costs for new services led to higher operating costs.

     STATEMENTS OF PROPANE, POWER GENERATION AND LNG OPERATIONS (UNAUDITED)


Year Ended December 31, (in millions)              1998        1997        1996
--------------------------------------------------------------------------------
NET REVENUES
   Propane revenues                              $  63.1     $  70.4     $  74.1
   Less: Products purchased                         34.6        43.2        48.3
--------------------------------------------------------------------------------
   Net Propane Revenues                             28.5        27.2        25.8
--------------------------------------------------------------------------------
   Power generation                                  8.3        10.6         7.3
   Other revenues                                   18.3        19.4        12.8
--------------------------------------------------------------------------------
Net Revenues                                        55.1        57.2        45.9
--------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                        37.2        35.3        31.6
   Depreciation                                      5.1         3.6         2.8
   Other taxes                                       2.1         2.0         1.9
--------------------------------------------------------------------------------
Total Operating Expenses                            44.4        40.9        36.3
--------------------------------------------------------------------------------
OPERATING INCOME                                 $  10.7     $  16.3     $   9.6
--------------------------------------------------------------------------------

             PROPANE, POWER GENERATION AND LNG OPERATING HIGHLIGHTS

                                           1998         1997        1996        1995        1994
--------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)         20.1          9.9         5.5         9.0         4.5
--------------------------------------------------------------------------------------------------
PROPANE
Gallons sold (millions)                      66.5         70.9        75.9        68.9        68.5
Customers                                 113,748       96,954      79,650      74,308      68,218
--------------------------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                               BANKRUPTCY MATTERS

On November 28, 1995, Columbia and its wholly owned subsidiary, Columbia Transmission emerged from Chapter 11 protection of the United States Bankruptcy Code under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). Both Columbia and Columbia Transmission had operated under Chapter 11 protection since July 31, 1991. In settlement of its prepetition obligations, Columbia distributed approximately $3.6 billion to its creditors, which included $2.3 billion in payment of Columbia's prepetition debt and approximately $1 billion of interest on that debt. Certain residual unresolved bankruptcy-related matters are still within the jurisdiction of the Bankruptcy Court.

In July 1998, the Bankruptcy Court, granting a motion by Columbia Transmission, entered an Order allowing the claim of the New Bremen Corporation in accordance with the Claims Mediator's Report and Recommendations and the decision of the U.S. 5th Circuit Court of Appeals. In August 1998, New Bremen filed a notice of appeal of this order to the U.S. District Court for the District of Delaware. This litigation is the last remaining producer claim in Columbia Transmission's bankruptcy proceeding. In the first quarter of 1999, Columbia Transmission anticipates reversing that portion of its producer settlement reserve that is in excess of the amount needed to resolve remaining producer-related issues, which will result in an improvement to income.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is in Item 7 on page 19.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index                                                                       Page
--------------------------------------------------------------------------------
Report of Independent Public Accountants .................................    41
Statements  of Consolidated Income .......................................    42
Consolidated Balance Sheets ..............................................    43
Statements of Consolidated Cash Flows ....................................    45
Statements of Consolidated Common Stock Equity ...........................    46
Notes of Consolidated Financial Statements ...............................    47
Schedule II - Valuation and Qualifying Accounts ..........................    70
--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Columbia Energy Group.:

We have audited the accompanying consolidated balance sheets of Columbia Energy Group (a Delaware corporation, the "Corporation") and subsidiaries as of December 31, 1998 and 1997, and the related statements of consolidated income, cash flows and common stock equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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




ARTHUR ANDERSEN LLP


New York, New York
February 11, 1999

                        STATEMENTS OF CONSOLIDATED INCOME
                     Columbia Energy Group and Subsidiaries

Year Ended December 31, (in millions, except per share amounts)       1998           1997           1996
-----------------------------------------------------------------------------------------------------------
NET REVENUES
   Energy sales                                                    $  5,731.8     $  4,325.2     $  2,713.4
   Less:  Products purchased                                          4,654.0        3,125.5        1,466.6
-----------------------------------------------------------------------------------------------------------
   Gross Margin                                                       1,077.8        1,199.7        1,246.8
   Transportation                                                       557.5          518.9          476.8
   Production gas sales                                                  51.6           30.4           37.7
   Other                                                                210.2          166.5          111.6
-----------------------------------------------------------------------------------------------------------
Total Net Revenues                                                    1,897.1        1,915.5        1,872.9
-----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation                                                            810.1          862.1          854.5
   Maintenance                                                           91.5          100.2          111.4
   Depreciation and depletion                                           235.2          221.3          215.2
   Other taxes                                                          220.3          222.5          213.6
-----------------------------------------------------------------------------------------------------------
Total Operating Expenses                                              1,357.1        1,406.1        1,394.7
-----------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                        540.0          509.4          478.2
-----------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
   Interest income and other, net (Note 14)                              13.4           40.4           26.1
   Interest expense and related charges (Note 15)                      (152.4)        (157.6)        (166.8)
-----------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                        (139.0)        (117.2)        (140.7)
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                              401.0          392.2          337.5
Income Taxes (Note 7)                                                   131.8          118.9          115.9
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                         $    269.2     $    273.3     $    221.6
-----------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE OF COMMON STOCK*                                $     3.23     $     3.29     $     2.75
DILUTED EARNINGS PER SHARE OF COMMON STOCK*                        $     3.21     $     3.27     $     2.74
-----------------------------------------------------------------------------------------------------------
DIVIDENDS PAID PER SHARE OF COMMON STOCK*                          $     0.77     $     0.60     $     0.40
-----------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING (thousands)*                         83,382         83,100         80,681
DILUTED AVERAGE COMMON SHARES (thousands)*                             83,748         83,594         80,919
-----------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* All per share amounts, average common shares outstanding and diluted average common shares have been restated to reflect a three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998. See
      Note 3 of Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                     Columbia Energy Group and Subsidiaries

ASSETS as of December 31, (in millions)                     1998         1997
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
   Gas utility and other plant, at original cost          $7,687.8     $7,368.9
   Accumulated depreciation                               (3,592.3)    (3,481.5)
--------------------------------------------------------------------------------
   Net Gas Utility and Other Plant                         4,095.5      3,887.4
--------------------------------------------------------------------------------
   Gas and oil producing properties, full cost method
      United States cost center                              714.1        660.2
      Canadian cost center                                     5.0           --
   Accumulated depletion                                    (225.4)      (196.0)
--------------------------------------------------------------------------------
   Net Gas and Oil Producing Properties                      493.7        464.2
--------------------------------------------------------------------------------
Net Property, Plant and Equipment                          4,589.2      4,351.6
--------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
   Accounts receivable - noncurrent                           26.2          1.6
   Unconsolidated affiliates                                  81.6         74.1
   Other                                                      14.3          9.5
--------------------------------------------------------------------------------
Total Investments and Other Assets                           122.1         85.2
--------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and temporary cash investments                        26.3         28.7
   Accounts receivable
      Customer (less allowance for doubtful accounts
         of $34.2 and $18.7, respectively)                   948.9        815.8
      Other                                                   56.0         52.7
   Gas inventory                                             186.0        226.8
   Other inventories - at average cost                        26.8         35.6
   Prepayments                                               115.9        107.7
   Regulatory assets                                          59.5         64.6
   Underrecovered gas costs                                   24.5         41.4
   Deferred property taxes                                    80.0         80.8
   Exchange gas receivable                                   187.4        189.0
   Other                                                      69.2         64.6
--------------------------------------------------------------------------------
Total Current Assets                                       1,780.5      1,707.7
--------------------------------------------------------------------------------
REGULATORY ASSETS                                            391.4        400.9
DEFERRED CHARGES                                              85.5         66.9
--------------------------------------------------------------------------------
TOTAL ASSETS                                              $6,968.7     $6,612.3
--------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* The common shares outstanding at December 31, 1997 do not reflect the three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998.

CAPITALIZATION AND LIABILITIES as of December 31, (in millions)      1998         1997
----------------------------------------------------------------------------------------
COMMON STOCK EQUITY
   Common stock, par value $10 per share - issued
     83,511,878 and 55,495,460* shares, respectively               $  835.1     $  554.9
   Additional paid in capital                                         761.8        754.2
   Retained earnings                                                  409.5        482.7
   Unearned employee compensation                                      (0.9)        (1.1)
   Accumulated Other Comprehensive Income:
     Foreign currency translation adjustment                           (0.2)          --
----------------------------------------------------------------------------------------
Total Common Stock Equity                                           2,005.3      1,790.7
LONG-TERM DEBT (Note 10)                                            2,003.1      2,003.5
----------------------------------------------------------------------------------------
Total Capitalization                                                4,008.4      3,794.2
----------------------------------------------------------------------------------------
CURRENT LIABILITIES
   Short-term debt (Note 11)                                          144.8        328.1
   Accounts and drafts payable                                        710.7        536.7
   Accrued taxes                                                      205.9        140.9
   Accrued interest                                                    17.3         29.4
   Estimated rate refunds                                              59.2         68.4
   Estimated supplier obligations                                      72.4         73.9
   Overrecovered gas costs                                             34.3         84.6
   Transportation and exchange gas payable                            134.2         89.2
   Other                                                              312.9        367.0
----------------------------------------------------------------------------------------
Total Current Liabilities                                           1,691.7      1,718.2
----------------------------------------------------------------------------------------
OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes - noncurrent                                 655.3        618.4
   Investment tax credits                                              34.1         35.6
   Postretirement benefits other than pensions                        103.7        148.8
   Regulatory liabilities                                              44.0         41.3
   Deferred revenue                                                   191.4         67.0
   Other                                                              240.1        188.8
----------------------------------------------------------------------------------------
Total Other Liabilities and Deferred Credits                        1,268.6      1,099.9
----------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 13)                                  --           --
----------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                               $6,968.7     $6,612.3
----------------------------------------------------------------------------------------

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                     Columbia Energy Group and Subsidiaries

Year Ended December 31, (in millions)                            1998        1997        1996
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                  $ 269.2     $ 273.3     $ 221.6
   Adjustments for items not requiring (providing) cash:
      Depreciation and depletion                                 235.2       221.3       215.2
      Deferred income taxes                                       31.6        29.3        78.1
      Earnings from equity investment, net of distributions       (8.5)        2.4         9.2
      Other - net                                                121.4        32.2        (5.7)
----------------------------------------------------------------------------------------------
                                                                 648.9       558.5       518.4
   Changes in components of working capital:
      Accounts receivable                                       (139.5)     (199.2)      (64.3)
      Income tax refunds                                            --          --       271.5
      Gas inventory                                               40.8        11.0       (65.6)
      Prepayments                                                 (8.2)      (33.9)      (16.3)
      Accounts payable                                           230.7       186.8       160.8
      Accrued taxes                                               46.7       (30.4)      (85.5)
      Accrued interest                                           (12.1)       (1.2)      (71.5)
      Estimated rate refunds                                      (9.2)      (45.6)       17.8
      Estimated supplier obligations                              (1.5)      (41.2)      (63.2)
      Under/Overrecovered gas costs                              (33.4)      147.9      (146.3)
      Exchange gas receivable/payable                             47.3       (89.5)       46.9
      Other working capital                                      (48.8)        5.0       (25.7)
----------------------------------------------------------------------------------------------
Net Cash From Operations                                         761.7       468.2       477.0
----------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
   Capital expenditures                                         (462.9)     (420.5)     (316.4)
   Proceeds received on the sale of
      Columbia Gas Development Corp.                                --          --       187.8
   Purchase of Alamco, Inc.                                         --       (99.4)         --
   Other investments - net                                       (12.5)       (9.1)        2.7
----------------------------------------------------------------------------------------------
Net Investment Activities                                       (475.4)     (529.0)     (125.9)
----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Retirement of preferred stock                                    --          --      (400.0)
   Dividends paid                                                (63.9)      (49.9)      (32.1)
   Issuance of common stock                                       10.5        11.7       250.8
   Issuance (repayment) of short-term debt                      (182.4)       77.1       (88.9)
   Other financing activities                                    (52.9)        0.8       (39.1)
----------------------------------------------------------------------------------------------
Net Financing Activities                                        (288.7)       39.7      (309.3)
----------------------------------------------------------------------------------------------
Increase (Decrease) in cash and temporary cash investments        (2.4)      (21.1)       41.8
Cash and temporary cash investments at beginning of year          28.7        49.8         8.0
----------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR             $  26.3     $  28.7     $  49.8
----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                      $ 147.0     $ 145.4     $ 150.9
   Cash paid for income taxes (net of refunds)                 $  38.3     $  90.7     $ (93.4)
----------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY
                     Columbia Energy Group and Subsidiaries

                                                       Common Stock*
                                            -----------------------------------
                                               Shares                            Additional               Unearned
                                            Outstanding**    Par      Treasury    Paid In    Retained     Employee
(in millions, except for share amounts)      (Thousands)    Value       Stock     Capital    Earnings   Compensation
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                    49,204     $  506.2   $  (57.8)   $  595.8   $   69.8     $     --
Net income                                                                                      221.6
Cash dividends:
   Common stock                                                                                 (32.1)
Common stock issued:
   Public offering                               5,750         43.3       57.8       137.5
   Long-term incentive plan                        310          3.1                    9.9                    (1.5)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                    55,264        552.6         --       743.2      259.3         (1.5)
Net income                                                                                      273.3
Cash dividends:
   Common stock                                                                                 (49.9)
Common stock issued:
   Long-term incentive plan                        232          2.3                   11.0                     0.4
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                    55,496        554.9         --       754.2      482.7         (1.1)
Comprehensive income:
   Net income                                                                                   269.2
   Foreign currency translation adjustment
Comprehensive income
Cash dividends:
   Common stock                                                                                 (63.9)
Common stock issued:
   Long-term incentive plan                        231          2.3                    7.6                     0.2
  Three-for-two stock split                     27,785        277.9                            (278.5)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                    83,512     $  835.1   $     --    $  761.8   $  409.5     $   (0.9)
--------------------------------------------------------------------------------------------------------------------

                                               Accumulated
                                                  Other
                                              Comprehensive
(in millions, except for share amounts)           Income      Total
---------------------------------------------------------------------
Balance at December 31, 1995                     $     --    $1,114.0
Net income                                                      221.6
Cash dividends:
   Common stock                                                 (32.1)
Common stock issued:
   Public offering                                              238.6
   Long-term incentive plan                                      11.5
----------------------------------------------------------------------
Balance at December 31, 1996                           --     1,553.6
Net income                                                      273.3
Cash dividends:
   Common stock                                                 (49.9)
Common stock issued:
   Long-term incentive plan                                      13.7
----------------------------------------------------------------------
Balance at December 31, 1997                           --     1,790.7
Comprehensive income:
   Net income
   Foreign currency translation adjustment           (0.2)
Comprehensive income                                            269.0
Cash dividends:
   Common stock                                                 (63.9)
Common stock issued:
   Long-term incentive plan                                      10.1
  Three-for-two stock split                                      (0.6)
----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                     $   (0.2)   $2,005.3
----------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* 100 million shares authorized at December 31, 1998, 1997, 1996 and 1995 - $10 par value.

** The common shares outstanding at December 31, 1997, 1996 and 1995 do not reflect the three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Columbia Energy Group (Columbia) and all subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

B. CASH AND CASH EQUIVALENTS. Columbia considers all highly liquid short-term investments to be cash equivalents.

C. EARNINGS PER SHARE. Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), requires dual presentation of Basic and Diluted earnings per share (EPS) by entities with complex capital structures and also requires restatement of all prior period EPS data presented. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution if certain securities are converted into common stock.

The computation of diluted average common shares follows:

Diluted Average Common Shares Computation              1998      1997      1996
--------------------------------------------------------------------------------
Net Income  ($ in millions)                            269.2     273.3     221.6
--------------------------------------------------------------------------------
Denominator (thousands)
     Average common shares outstanding                83,382    83,100    80,681
     Dilutive potential common shares - options          366       494       238
--------------------------------------------------------------------------------
DILUTED AVERAGE COMMON SHARES                         83,748    83,594    80,919
--------------------------------------------------------------------------------

The number of shares reflect a three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998.

D. BASIS OF ACCOUNTING FOR RATE-REGULATED SUBSIDIARIES. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Columbia's transmission and gas distribution subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

Information for assets and liabilities subject to utility regulation and rate determination are as follows:

                                                         TRANSMISSION        DISTRIBUTION
                                                         SUBSIDIARIES        SUBSIDIARIES
                                                        -----------------------------------
At December 31, ($ in millions)                         1998      1997      1998      1997
-------------------------------------------------------------------------------------------
ASSETS
  Environmental costs                                   136.7     125.8       6.2       7.4
  Postemployment and postretirement benefits costs       60.3      64.6     113.6     121.8
  Percent of income plan receivables                       --        --      15.3      22.6
  Retirement income plan costs                           15.2      21.7      16.6      19.2
  Regulatory effects of accounting for income taxes        --        --      55.8      50.8
  Post in-service carrying charges                         --        --      16.9      18.3
  Underrecovered gas costs                                 --        --      24.5      41.4
  Other                                                   8.1       7.4       6.2       5.9
-------------------------------------------------------------------------------------------
TOTAL REGULATORY ASSETS                                 220.3     219.5     255.1     287.4
-------------------------------------------------------------------------------------------
LIABILITIES
  Rate refunds and reserves                              49.1      55.9      10.1      12.5
  Overrecovered gas costs                                  --        --      34.3      84.6
  Regulatory effects of accounting for income taxes      17.3      19.5      21.9      24.1
  Other                                                  22.7       7.5       6.6        --
-------------------------------------------------------------------------------------------
TOTAL REGULATORY LIABILITIES                             89.1      82.9      72.9     121.2
-------------------------------------------------------------------------------------------

E. GAS UTILITY AND OTHER PLANT AND RELATED DEPRECIATION. Property, plant and equipment (principally utility plant) are stated at original cost. The cost of gas utility and other plant of the rate-regulated subsidiaries includes an allowance for funds used during construction (AFUDC). Property, plant and equipment of other subsidiaries includes interest during construction (IDC). The 1998 before-tax rates for AFUDC and IDC were 7.43% and 6.96%, respectively. The 1997 and 1996 before-tax rates for AFUDC were 7.09% and 6.15%, respectively, and for IDC were 7.05% and 6.9%, respectively.

Improvements and replacements of retirement units are capitalized at cost. When units of property are retired, the accumulated provision for depreciation is charged with the cost of the units and the cost of removal, net of salvage. Maintenance, repairs and minor replacements of property are charged to expense.

Columbia's subsidiaries provide for annual depreciation on a composite straight-line basis. The average annual depreciation rate for the transmission subsidiaries' property was 2.4% in 1998 and 2.5% in 1997 and 1996. The average annual depreciation rate for the distribution subsidiaries' property was 3.1% in 1998 and 3.2% in 1997 and 1996.

F. GAS AND OIL PRODUCING PROPERTIES. Columbia's subsidiaries engaged in exploring for and developing gas and oil reserves follow the full cost method of accounting. Under this method of accounting, all productive and nonproductive costs directly identified with acquisition, exploration and development activities including certain payroll and other internal costs are capitalized. Depletion is based upon the ratio of current year revenues to expected total revenues, utilizing current prices, over the life of production. If costs exceed the sum of the estimated present value of the net future gas and oil revenues and the lower of cost or estimated value of unproved properties, an amount equivalent to the excess is charged to current depletion expense. Gains or losses on the sale or other disposition of gas and oil properties are normally recorded as adjustments to capitalized costs, except in the case of a sale of a significant amount of properties, which would be reflected in the income statement.

G. ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. Subsidiaries in Columbia's exploration and production, marketing and propane operations are exposed to market risk due primarily to fluctuations in commodity prices. In order to help minimize this risk, Columbia has adopted a policy that provides for the use of commodity derivative instruments to help ensure stable cash flow, favorable prices and margins as well as to help capture any long-term increases in value. In accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts," a futures contract qualifies as a hedge if the commodity to be hedged is exposed to price risk and the futures contract reduces that exposure and is designated as a hedge. The hedging objectives include assurance of stable and known cash flows, fixing favorable prices and margins when they become available and participation in any long-term increases in value. In no event does Columbia enter into trading positions that are not effectively connected with its business.

Columbia's exploration and production company and propane operations utilize futures and options as well as commodity price swaps and basis swaps. Futures help manage commodity price risk by fixing prices for future production volumes as well as protecting the value and margins of propane inventories. The options provide a price floor for future production volumes and the opportunity to benefit from any increases in prices. Swaps are negotiated and executed over-the-counter and are structured to provide the same risk protection as futures and options. Basis swaps are used to manage risk by fixing the basis or differential that exists between a delivery location index and the commodity futures prices.

Premiums paid for option agreements are included as current assets in the consolidated balance sheet until they are exercised or expire. Margin requirements for natural gas and propane futures are also recorded as current assets. Unrealized gains and losses on all futures contracts, designated as hedges, are deferred on the consolidated balance sheet as either current assets or other deferred credits. Realized gains and losses from the settlement of natural gas futures, options and swaps are included in revenues or products purchased as appropriate, concurrent with the associated physical transaction. Realized gains and losses from the settlement of propane futures contracts are included in products purchased. The cash flows from commodity hedging are included in operating activities in the consolidated statement of cash flows.

Columbia's gas and power marketing operations utilize futures contracts and basis swaps to help assure adequate margins on the purchase and resale of natural gas and electric power. During the fourth quarter of 1998, certain unusual trading activity in Columbia's gas marketing operations resulted in a loss. Consistent with generally accepted accounting principles, Columbia applied mark-to-market accounting for its physical and financial natural gas positions. The market value of the open physical and financial positions at December 31, 1998, reflected a loss of approximately $6.5 million, which was recorded by Columbia. Effective January 1, 1999, Columbia will utilize mark-to-market accounting for all of its gas and power marketing operations and will mark all physical and financial positions to market in accordance with recently issued EITF Statement 98-10.

Columbia and its subsidiaries are exposed to credit losses in the event of nonperformance by the counterparties to its various financial contracts. Management has evaluated such risk and believes that overall business risk is significantly reduced as these financial contracts are primarily with major investment grade financial institutions or their affiliates.

Columbia utilizes fixed-to-floating interest rate swap agreements to modify the interest characteristics of a portion of its outstanding long-term debt. The differentials between amounts received and paid under the agreements are recorded as adjustments to interest expense.

H. GAS INVENTORY. The distribution subsidiaries' gas inventory is carried at cost on a last-in, first-out (LIFO) basis. The replacement cost of gas inventory at December 31, 1998, was less than the carrying value by approximately $5 million. Liquidation of LIFO layers related to gas delivered by the distribution subsidiaries does not affect income since the effect is passed through to customers as part of purchased gas adjustment tariffs.

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

O. STOCK OPTIONS AND AWARDS. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. This statement requires the value of the option at the date of grant be amortized over the vesting period of the option. Columbia continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25).

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

2. REGULATORY MATTERS

A. In April 1997, the Federal Energy Regulatory Commission (FERC) approved a settlement of Columbia Gas Transmission Corporation's (Columbia Transmission) rate case which provides for an increase in revenues to recover the higher costs incurred since 1991. The settlement also provides an opportunity for the recovery of Columbia Transmission's net investment in gathering and certain gas processing facilities and the continued use of system-wide rates, commonly known as postage-stamp rates, in lieu of zone rates. Under the settlement, Columbia Transmission will not place a new rate case into effect prior to February 1, 2000. The settlement allows Columbia Transmission to retain the gain from the 1996 sale of base gas from one of its storage fields, as well as certain future base gas sales. The settlement rates became effective June 1, 1997 and an after-tax improvement of $12.4 million was recorded in the second quarter of 1997 to reflect the terms of the settlement, including the base gas sale.

Excluded from the settlement is the environmental cost issue which was to be addressed in the second phase of the proceeding scheduled for hearings during the fall of 1998. However, as a result of settlement discussions, the active parties reached an agreement in principle on the overall components of an environmental settlement. The comprehensive agreement in principle includes such major components as Columbia Transmission's total allowed recovery of environmental remediation program costs and the disposition of any proceeds received by Columbia Transmission from insurance carriers and others. At this time, the agreement is either supported or not opposed by all but two parties. Columbia Transmission anticipates filing a stipulation and agreement with the FERC in the first quarter of 1999.

B. In its September 1993 order on Columbia Transmission's and Columbia Gulf Transmission Company's (Columbia Gulf) FERC Order No. 636 (Order 636) compliance filings, the FERC initiated a proceeding concerning Columbia Gulf's transportation service to Columbia Transmission. It directed Columbia Gulf to show cause as to why it had not filed for FERC's abandonment authorization to reduce capacity on its mainline facilities. In a response to the FERC in late 1993, Columbia Gulf asserted that no abandonment authorization was required. The FERC issued an order on August 8, 1997, approving a Stipulation and Consent Agreement that required Columbia Gulf to conduct a 30-day open season on additional firm mainline capacity up to its certificated design capacity. The open season concluded on December 15, 1997 and resulted in requested capacity that exceeded Columbia Gulf's certificated level. On December 24, 1998, the FERC issued an order rejecting all substantial challenges and reaffirmed the settlement. On January 25, 1999, a petition for clarification or rehearing and a separate petition for rehearing of the FERC's December 24, 1998 order were filed. On February 19, 1999, the FERC issued a tolling order giving itself additional time to act on the January 25, 1999 petitions. In late February 1999, five parties appealed the December 24, 1998 and August 8, 1997 FERC orders to the Court of Appeals for the District of Columbia.

C. On January 7, 1998, the Public Utility Commission of Ohio (PUCO) approved an amendment to the 1994 rate case settlement. The amendment establishes a five-year funding mechanism that enabled Columbia Gas of Ohio, Inc. (Columbia of Ohio) to expand its Customer CHOICE(SM) transportation program for residential and small commercial customers statewide in 1998. The funding mechanism authorizes Columbia of Ohio to use off-system sales, capacity release revenues and fees collected from marketers to offset the cost of transition capacity that may be generated by expansion of the Customer CHOICE(SM) program, while simultaneously providing Columbia of Ohio with an opportunity to retain some of the capacity release and off-system sales revenue. The amendment also extends by one year, to January 1, 2000, Columbia of Ohio's commitment not to implement any increase in base rates. The amendment gives Columbia of Ohio the responsibility to manage the transition pipeline capacity costs that will arise as residential and small commercial customers elect to acquire the commodity directly from marketers participating in the Customer CHOICE(SM) program, and revenue streams from a number of sources including off-system sales and capacity releases with which to manage this responsibility. Columbia of Ohio has accepted the risk for up to 11% of the transition capacity costs to the extent these costs exceed the revenue streams available to offset them. However, if after the conclusion of the five-year program the revenues from these sources more than offset the transition capacity costs, then customers and Columbia of Ohio will share the credit balance, 75% to the customers and 25% to Columbia of Ohio. In June 1998, Columbia of Ohio received approval from the PUCO to extend its Customer CHOICE(SM) program to all of its nearly 1.3 million customers.

3. STOCK SPLIT EFFECTED IN THE FORM OF A STOCK DIVIDEND

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

The transmission subsidiaries' restructuring project focused on all processes within the companies' operations. These efforts resulted in streamlined business functions, improved organizational structures and reduced staff levels.

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

In the third quarter of 1996, Columbia Energy Group Service Corporation, Columbia LNG Corporation and Columbia Electric Corporation (Columbia Electric), formerly TriStar Ventures Corporation, implemented restructuring programs and moved their corporate headquarters from Wilmington, Delaware to Northern Virginia.

As a result of these restructuring programs, it is estimated that 1,412 management, professional, administrative and technical positions will ultimately be eliminated. In 1996, Columbia recorded a pre-tax charge of $60.9 million in operating expense representing severance and related benefit costs, relocation costs, the establishment of the new corporate center and costs related to the sale of the former headquarters building. This charge included $52.7 million of estimated termination benefits. Partially offsetting these charges was a $6 million pre-tax gain on the sale of the former headquarters building. During 1997, Columbia recorded pre-tax charges of $31.1 million in operating expense representing additional severance and related benefits costs, and additional relocation costs. This charge included $18.9 million of estimated termination benefits. As of December 31, 1998, approximately 1,330 employees have been terminated as a result of these programs and the consolidated balance sheet reflects an accrual of $4.6 million associated with these restructuring programs.

5. RISK MANAGEMENT ACTIVITIES

Columbia's gas and power marketing operations utilize futures contracts and basis swaps to help assure adequate margins on the purchase and resale of natural gas and electric power. During the fourth quarter of 1998, certain unusual trading activity in Columbia's gas marketing operations resulted in a loss. Consistent with generally accepted accounting principles, Columbia applied mark-to-market accounting for its physical and financial natural gas positions. The market value of the open physical and financial positions at December 31, 1998, reflected a loss of approximately $6.5 million, which was recorded by Columbia.

The fair market value of gas trading assets and liabilities were $176.8 million and $183.3 million, respectively, at December 31, 1998. The average fair market value of trading assets and liabilities were $117.9 million and $111.9 million, respectively, for the quarter ended December 31, 1998. Columbia measures the market risk in its portfolios on a daily basis and employs multiple risk control mechanisms including value-at-risk measures. Based on a 95% confidence interval and a one-day time horizon, the value-at-risk for gas trading financial instruments was approximately $1.8 million as of December 31, 1998.

During the first three quarters of 1998, $15.1 million of losses were recognized in operating income on the settlement of natural gas option and swap contracts qualifying for hedge accounting, by the gas marketing subsidiary. These losses were offset by amounts realized from the sale of the underlying products.

At December 31, 1998, there were 481 net future equivalent contracts to sell electric power maturing from January 1999 to September 1999 representing a notional quantity amounting to 354 Gigawatt hours. A total of $0.8 million of unrealized losses have been deferred on the consolidated balance sheet with respect to these open contracts. These unrealized losses are largely offset by gains, which will be realized when the electricity is sold. Based on a 95% confidence interval and a one-day time horizon, the value-at-risk for the electric power instruments was approximately $0.4 million as of December 31, 1998. During the year ended December 31, 1998, $0.3 million of losses were recognized in operating income on the settlement of electric power futures.

Columbia's exploration and production subsidiary hedged a portion of its gas production that was subject to price volatility through a gas marketing affiliate. The gas marketing affiliate, in turn, as part of its normal course of business, hedged these positions in the marketplace. At December 31, 1998, there were 6,896 open contracts representing a notional quantity amounting to 16.4 Bcf of commodity contracts and 44.1 Bcf of basis contracts for natural gas production through October 1999 at a combined average price of $2.79 per Mcf. A total of $9.1 million of unrealized gains have been deferred on the consolidated balance sheet with respect to these open contracts. During the year ended December 31, 1998, $ 11.0 million of gains were realized on contracts settled. At December 31, 1997, there were 5,443 open contracts representing a notional quantity amounting to 24.7 Bcf of commodity contracts and 23.0 Bcf of basis contracts for natural gas production through November 1998 at a combined average price of $3.02 per Mcf. A total of $8.1 million of unrealized gains have been deferred on the consolidated balance sheet with respect to these open contracts. During the year ended December 31, 1997, $4.8 million of losses were realized on contracts settled.

Columbia's propane subsidiary hedges a portion of its inventory at the time of purchase against the risk of decreasing prices. At December 31, 1998, there were 620 open contracts through March 1999 representing a notional quantity amounting to 26.0 million gallons of propane. A total of $0.4 million of unrealized losses have been deferred on the consolidated balance sheet with respect to these open contracts. During the year ended December 31, 1998, $1.0 million of losses were realized on contracts settled. At December 31, 1997, there were 200 open contracts through February 1998 representing a notional quantity amounting to
8.4 million gallons of propane. No unrealized gains or losses were deferred on the consolidated balance sheet with respect to these open contracts. During the year ended December 31, 1997, $0.4 million of gains were realized on contracts settled.

6. NEW ACCOUNTING STANDARDS

A. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employees' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). This statement revises disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of the costs of those plans. The disclosures required by this statement are reflected in the December 31, 1998 financial statements. As required by SFAS No. 132, prior periods presented are restated for comparative purposes (See Note 8).

B. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. This statement is effective January 1, 2000. Columbia does not anticipate that the adoption of this statement will have a significant impact on the consolidated financial statements.

C. In November 1998, the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus in Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10). This issue provides guidance regarding the accounting for energy trading contracts. This consensus should be applied to financial statements issued for fiscal years beginning after December 15, 1998. The application of EITF 98-10 will not have a significant impact on the consolidated financial statements as the gas marketing affiliate commenced marking its physical and financial gas transactions to market during the fourth quarter of 1998.

7. INCOME TAXES

The components of income tax expense are as follows:

Year Ended December 31, ($ in millions)           1998        1997        1996
--------------------------------------------------------------------------------
INCOME TAXES
Current
     Federal                                       98.4        82.4        30.4
     State                                          1.8         7.2         7.5
--------------------------------------------------------------------------------
Total Current                                     100.2        89.6        37.9
--------------------------------------------------------------------------------
Deferred
     Federal                                       46.3        50.4        64.6
     State                                        (13.2)      (19.6)       14.9
--------------------------------------------------------------------------------
Total Deferred                                     33.1        30.8        79.5
--------------------------------------------------------------------------------
Deferred Investment Credits                        (1.5)       (1.5)       (1.5)
--------------------------------------------------------------------------------
TOTAL INCOME TAXES                                131.8       118.9       115.9
--------------------------------------------------------------------------------

Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference are as follows:

Year Ended December 31, ($ in millions)                             1998                   1997                   1996
-----------------------------------------------------------------------------------------------------------------------------
Book income before income taxes                               401.0                  392.2                  337.5
Tax expense at statutory Federal income tax rate              140.4       35.0%      137.3       35.0%      118.1       35.0%
Increases (reductions) in taxes resulting from:
  State income taxes, net of Federal income tax benefit        (7.4)      (1.8)       (8.1)      (2.1)       16.7        4.9
   Estimated non-deductible expenses                            1.6        0.4         0.7        0.2         0.9        0.3
   Effect of change in deferred taxes previously provided       1.5        0.4        (1.9)      (0.5)       (4.0)      (1.2)
   Adjustment to prior year's tax provision
     due to pending settlement                                  0.7        0.2        (3.2)      (0.8)      (11.3)      (3.4)
   Other                                                       (5.0)      (1.3)       (5.9)      (1.5)       (4.5)      (1.3)
-----------------------------------------------------------------------------------------------------------------------------
INCOME TAXES                                                  131.8       32.9%      118.9       30.3%      115.9       34.3%
-----------------------------------------------------------------------------------------------------------------------------

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of Columbia's net deferred tax liability are as follows:

At December 31, ($ in millions)                                1998       1997
--------------------------------------------------------------------------------
Deferred tax liabilities
     Property basis differences                                688.1      655.3
     Gas purchase costs                                         55.0       52.4
     Partnership deferrals                                      27.8       27.5
     Other                                                      33.1       39.5
--------------------------------------------------------------------------------
Gross Deferred Tax Liabilities                                 804.0      774.7
--------------------------------------------------------------------------------
Deferred tax assets
     Estimated supplier obligations                            (28.2)     (28.8)
     Estimated rate refunds                                    (21.8)     (16.8)
     Capitalized inventory overheads                           (22.1)     (26.7)
     Unbilled utility revenue                                  (20.9)     (23.2)
     Benefit plan accruals                                     (16.2)     (37.7)
     Environmental liabilities                                 (10.5)      (8.1)
     Tax loss carryforwards                                    (43.9)     (48.7)
     Deferred revenue                                          (18.4)     (17.5)
     Other                                                     (43.3)     (32.7)
--------------------------------------------------------------------------------
Gross Deferred Tax Assets                                     (225.3)    (240.2)
--------------------------------------------------------------------------------
Deferred Tax Asset Valuation Allowance                          31.3       34.4
--------------------------------------------------------------------------------
NET DEFERRED TAX LIABILITY*                                    610.0      568.9
--------------------------------------------------------------------------------

* Includes net current deferred tax assets of $45.3 million and $49.5 million reflected in Current Assets for 1998 and 1997, respectively.

As reflected by the valuation allowance in the table above, Columbia had potential tax benefits of $31.3 million and $34.4 million at December 31, 1998 and 1997, respectively, which were not recognized in the statements of consolidated income when generated. These benefits resulted from state income tax operating loss carryforwards which are available to reduce future tax liabilities. Management believes there is a risk that certain of these carryforwards may expire unused and therefore, an asset has not been recorded for such future benefits. The expiration of the tax loss carryforward benefits, net of federal taxes, in 1999 is $1.9 million, in 2000 is $1.2 million, in 2001 is $0.4 million, in 2002 is $0.1 million, in 2003 is $0.2 million and beyond is $40.1 million

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

Columbia has a noncontributory, qualified defined benefit pension plan covering essentially all employees. Benefits are based primarily on years of credited service and employees' highest three-year average annual compensation in the final five years of service. Columbia's funding policy complies with Federal law and tax regulations. In addition, Columbia has a nonqualified pension plan that provides benefits to some employees in excess of the qualified plan's Federal tax limits. Columbia also provides medical coverage and life insurance to retirees. Essentially all active employees are eligible for these benefits upon retirement after completing ten consecutive years of service after age 45. Normally, spouses and dependents of retirees are also eligible for medical benefits. Columbia is reflecting the information presented below as of September 30, rather than December 31. The effect of utilizing September 30, rather than December 31, is not significant.

The following tables provides a reconciliation of the plans' funded status and amounts reflected in Columbia's balance sheet at December 31:


                                                        PENSION BENEFITS             OTHER BENEFITS
                                                     ---------------------       ---------------------
($ in millions)                                        1998          1997          1998          1997
------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                888.9         869.9         309.8         287.2
Service cost                                            31.3          28.7          13.0          11.2
Interest cost                                           64.7          67.6          23.4          23.1
Plan participants' contributions                          --            --           2.7            --
Plan amendments                                           --            --          (2.2)           --
Actuarial gain                                          56.0          35.4           6.2           7.5
Settlements                                               --            --        (130.3)           --
Actual expense paid                                     (5.2)         (6.1)           --            --
Benefits paid                                          (88.9)       (106.6)        (23.7)        (19.2)
------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                      946.8         888.9         198.9         309.8
------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year       1,164.6       1,033.9         242.9         179.6
Actual return on plan assets                            20.8         243.1          11.2          48.3
Columbia contributions                                    --            --          32.4          34.2
Plan participants' contributions                          --            --           2.8            --
Settlements                                               --            --        (146.9)           --
Actual expense paid                                     (5.2)         (6.1)         (1.7)           --
Benefits paid                                          (88.7)       (106.3)        (23.7)        (19.2)
------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year             1,091.5       1,164.6         117.0         242.9
------------------------------------------------------------------------------------------------------
Funded status of plan at end of year                   144.7         275.7         (81.9)        (66.9)
Unrecognized actuarial net gain                       (237.8)       (390.2)        (41.5)       (129.9)
Unrecognized prior service cost                         45.1          48.9          (2.2)           --
Unrecognized transition obligation                       4.6           5.8            --            --
Fourth quarter contributions                              --            --           4.5           7.4
------------------------------------------------------------------------------------------------------
ACCRUED BENEFIT COST                                   (43.4)        (59.8)       (121.1)       (189.4)
------------------------------------------------------------------------------------------------------

                                                        PENSION BENEFITS             OTHER BENEFITS
                                                     ---------------------       ---------------------
                                                        1998          1997          1998          1997
------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  SEPTEMBER 30,
Discount rate assumption                                6.75%         7.50%         6.75%         7.50%
Compensation growth rate assumption                     4.40%         4.30%         4.40%         4.30%
Medical cost trend assumption                             --            --          5.50%         5.50%
Assets earnings rate assumption                         9.00%         9.00%         9.00%*        9.00%*
------------------------------------------------------------------------------------------------------

* One of the several established medical trusts is subject to taxation which results in an after-tax asset earnings rate that is less than 9.00%

The following table provides the components of the plans expense for each of the three years:

                                                PENSION BENEFITS                  OTHER BENEFITS
                                          ----------------------------     ----------------------------
($ in millions)                            1998       1997       1996       1998       1997       1996
-------------------------------------------------------------------------------------------------------
NET PERIODIC COST
Service cost                               31.3       28.7       35.0       13.0       11.2       13.8
Interest cost                              64.7       67.6       70.7       23.5       23.1       22.4
Expected return on assets                 (99.7)     (88.2)     (90.3)     (18.3)     (13.1)     (12.0)
Amortization of transition obligation       1.2        1.2        1.2         --         --         --
Recognized gain                           (17.5)     (11.3)      (2.0)     (10.3)      (9.6)      (5.9)
Prior service cost amortization             3.7        3.7        4.1         --         --         --
Settlement gain                              --         --         --      (46.6)        --         --
-------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFITS COST (BENEFIT)      (16.3)       1.7       18.7      (38.7)      11.6       18.3
-------------------------------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                  1% point   1% point
                                                                  increase   decrease
-------------------------------------------------------------------------------------
Effect on service and interest components of net periodic cost    $   2.8    $  (2.6)

Effect on accumulated postretirement benefit obligation           $  14.9    $ (14.5)
-------------------------------------------------------------------------------------

In March 1998, trusts established by Columbia purchased insurance policies that provide both medical and life insurance with respect to liabilities to a selected class of current retirees. This resulted in a pre-tax gain in the amount of $46.6 million. This gain is reflected in the financial statements as a $25.4 million reduction to benefits expense, and a $21.2 million liability of certain rate-regulated companies.

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

On April 26, 1996, shareholders also approved an incentive compensation plan for outside directors under which they may receive benefits in lieu of a retirement plan and defer current compensation in the form of phantom stock units, which equates the amounts granted to the directors with the performance of Columbia's stock.

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

Transactions for the three years ended December 31, 1998, are as follows:

                                                          Options
                                                -----------------------------
                                                 Without Stock   With Stock          Options
                                                 Appreciation   Appreciation          Price
                                                    Rights         Rights             Range
--------------------------------------------------------------------------------------------------
Outstanding  at December 31, 1995                   524,320        150,050          $28.99-$46.68
     Granted                                        100,000             --               $48.6875
     Exercised                                     (209,625)       (66,860)         $28.99-$46.68
     Forfeited                                       (9,020)        (7,260)         $34.30-$46.68
--------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                    405,675         75,930        $28.99-$48.6875
     Granted                                      1,133,350             --       $58.375-$71.0938
     Exercised                                     (183,138)       (48,790)       $28.99-$63.6875
     Forfeited                                      (41,962)        (3,240)       $34.30-$63.6875
--------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                  1,313,925         23,900        $28.99-$71.0938
     Granted                                        853,300             --     $76.15625-$77.5625
     Exercised                                      (92,821)            --        $28.99-$63.6875
     Forfeited                                       (9,000)            --      $58.375-$76.15625
     Adjustment for three-for-two stock split     1,032,700         11,950        $19.33-$51.7083*
     Granted                                         20,800             --        $52.875-$58.375
     Exercised                                     (114,579)       (26,190)       $19.33-$42.4583
     Forfeited                                      (19,050)            --             $ 50.77083
--------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1998                  2,985,275          9,660         $19.33-$58.375
--------------------------------------------------------------------------------------------------
EXERCISABLE AT DECEMBER 31, 1998                  1,193,300          9,660        $19.33-$51.7083
--------------------------------------------------------------------------------------------------

* Reflects repricing of outstanding stock options for the effect of the three-for-two common stock split.

Regarding the stock options granted in 1998 and 1997, such options vest ratably over three years. Regarding the stock options granted in 1996, 50% of such options vested in 1996 and the other 50% vested in 1997.

The following table shows the weighted-average option exercise price information for the three years ended December 31:

                                            1998           1997           1996
--------------------------------------------------------------------------------
Outstanding at January 1                  $  59.37       $  42.88       $  41.31
Granted during the year                      75.69          63.40          48.69
Exercised during the year                    43.97          44.31          41.07
Forfeited during the year                    55.49          62.01          44.15
OUTSTANDING AT DECEMBER 31                   44.79          59.37          42.88
EXERCISABLE AT DECEMBER 31                   39.56          54.70          42.21
--------------------------------------------------------------------------------

In 1996, contingent stock awards totaling 1,500 shares were granted and issued to one key executive. There were no contingent stock awards granted in 1997 or 1998. Restricted stock awards totaling 29,785 shares were granted to one key executive in 1996 of which 5,957 shares vested during 1997 and 5,957 shares vested during 1998.

During 1998, 1997 and 1996, $2.4 million, $3.2 million and $2.1 million were expensed for the long-term incentive plans, respectively.

Had compensation cost been determined consistent with the provisions of the SFAS No. 123 fair value method (See Note 1), Columbia's net income would have been $258.4 million (earnings per share of $3.10 and diluted earnings per share of $3.09) in 1998 and $266.8 million (earnings per share of $3.21 and diluted earnings per share of $3.19) in 1997. The effect on Columbia's net come and earnings per share for 1996 would have been immaterial. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996: dividend yield of zero percent for 1998, 1997 and 1996 to reflect dividend equivalents applicable to awards granted; expected volatility ranging from 14.97% to 17.40% for 1998, 18.41% to 19.29% for 1997 and 20.12% for 1996;
risk-free interest rates ranging from 4.90% to 5.77% for 1998, 5.86% to 6.89% for 1997 and 6.58% for 1996; and expected lives of seven years. The weighted-average fair market value of options granted were $17.79, $24.85 and $19.80 for 1998, 1997 and 1996, respectively.

10. LONG-TERM DEBT

The long-term debt (exclusive of current maturities) of Columbia and its subsidiaries is as follows:

At December 31,  ($ in millions)                            1998           1997
--------------------------------------------------------------------------------
Columbia Energy Group Debentures
   6.39% Series A due November 28, 2000                     311.0          311.0
   6.61% Series B due November 28, 2002                     281.5          281.5
   6.80% Series C due November 28, 2005                     281.5          281.5
   7.05% Series D due November 28, 2007                     281.5          281.5
   7.32% Series E due November 28, 2010                     281.5          281.5
   7.42% Series F due November 28, 2015                     281.5          281.5
   7.62% Series G due November 28, 2025                     281.5          281.5
--------------------------------------------------------------------------------
Total Debentures                                          2,000.0        2,000.0

Subsidiary Debt:
Capitalized lease obligations                                 3.1            2.7
Other                                                          --            0.8
--------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                      2,003.1        2,003.5
--------------------------------------------------------------------------------

During 1998, Columbia entered into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. At December 31, 1998, Columbia has outstanding four interest rate swap agreements effective through November 28, 2002, on $200 million notional amounts of its 6.61% Series B Debentures due November 28, 2002. In addition, Columbia has outstanding an interest rate swap agreement effective through November 28, 2005, on a $100 million notional amount of its 6.80% Series C Debentures due November 28, 2005. Under the terms of the agreements, Columbia pays interest based on a floating rate index and receives interest based on a fixed rate. The effect of these agreements is to modify the interest rate characterization of a portion of Columbia's long-term debt from fixed to variable. The effect of these interest rate swaps on interest expense at December 31, 1998, was immaterial.

The aggregate maturities of long-term debt and capitalized lease obligations during the next five years are as follows:

($ in millions)
--------------------------------------------------------------------------------
1999                                                                         0.3
2000                                                                       311.2
2001                                                                         0.2
2002                                                                       281.8
2003                                                                         0.3
--------------------------------------------------------------------------------

11. SHORT-TERM DEBT AND CREDIT FACILITIES

In March 1998, Columbia established two new unsecured bank revolving credit facilities that total $1.35 billion (New Credit Facilities) to replace the $1 billion five-year revolving credit agreement entered into by Columbia in November 1995. The New Credit Facilities consist of a $900 million five-year revolving credit facility and a $450 million 364-day revolving credit facility with a one-year term loan option. The five-year facility provides for the issuance of up to $300 million of letters of credit. Interest rates on borrowings under the New Credit Facilities are based upon the London Interbank Offered Rate or Citibank's publicly announced "base rate." Facility fee payments are based upon Columbia's public debt ratings. At Columbia's current rating, the facility fee charged on the $900 million credit facility is 0.09% and on the $450 million credit facility is 0.06%. The New Credit Facilities contain certain covenants that must be met to borrow funds including restrictions on the incurrence of liens and a maximum leverage ratio. Compensating balances are not required.

At December 31, 1998, Columbia had no borrowings outstanding under the New Credit Facilities. The maximum indebtedness outstanding during the year occurred on January 1, 1998, in the amount of $120 million at an average interest rate of 6.17%.

As of December 31, 1998, Columbia had $44.4 million of letters of credit outstanding under the New Credit Facilities. Fees for letters of credit issued are calculated at rates that are based on Columbia's public debt rating plus a commission of 0.125% to the issuing bank. In addition, Columbia had a $75 million letter of credit outstanding at December 31, 1998 and December 31, 1997, as a guarantee of certain transactions of its wholly owned marketing affiliate. Fees for the letter of credit issued were at a rate of 0.35%.

Columbia has an $850 million commercial paper program authorized and rated by the rating agencies. The commercial paper program is supported by the New Credit Facilities. At December 31, 1998, Columbia had commercial paper outstanding of $144.8 million (net of discount) at a weighted-average interest rate of 6.12%. The maximum commercial paper indebtedness outstanding during the year occurred on February 6, 1998, in the amount $237.1 million at an average interest rate of 5.72%. At December 31, 1997, Columbia had commercial paper outstanding of $208.1 million (net of discount) at a weighted-average interest rate of 6.42%

In November 1995, Columbia entered into an unsecured $1 billion five-year revolving credit agreement (Credit Facility). The Credit Facility was used to support outstanding commercial paper and to meet other short-term requirements. Interest rates on borrowings were based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates including a facility fee on the commitment amount at a rate based on Columbia's public debt rating. The facility fee rate as of December 31, 1997 was 0.11%.

At December 31, 1997, Columbia had outstanding $120 million under the Credit Facility at an average interest rate of 6.17%. Columbia had $42.7 million of letters of credit outstanding at December 31, 1997 under the Credit Facility. Fees for letters of credit issued under the Credit Facility were calculated at rates based on Columbia's public debt rating plus a commission of 0.125% to the issuing bank.

At December 31, 1998, approximately $7.6 million of investments were pledged as collateral on outstanding letters of credit related to Columbia's wholly owned insurance company.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets, for which it is practicable to estimate a fair value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value may be based on quoted market prices for the same or similar financial instruments or on valuation techniques, such as the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

LONG-TERM INVESTMENTS

Long-term investments include loans receivable ($3.3 million for 1998 and $3.7 million for 1997) whose estimated fair values are based on the present value of estimated future cash flows using an estimated rate for similar loans. Long-term investments also include pledged assets ($11.8 million for 1998 and $7.5 million for 1997), whose estimated fair value is based on the trading value provided by a financial institution. The financial instruments included in long-term investments are primarily reflected in Investments and Other Assets on the consolidated balance sheets. Long-term investments for which it is practicable to estimate fair value had carrying amounts of $15.1 million and $11.2 million, and estimated fair values of $14.7 million and $10.8 million at December 31, 1998 and 1997, respectively. There are no long-term investments for which it is not practicable to estimate fair value at December 31, 1998 and 1997.

LONG-TERM DEBT

The estimated fair value of Columbia's debentures, including accrued interest, is based on estimates provided by brokers. Long-term debt of $2,012.9 million and $2,012.9 million at December 31, 1998 and 1997, have estimated fair values of $2,088.1 million and $2,051.6 million, respectively.

13. OTHER COMMITMENTS AND CONTINGENCIES

A. EMERGENCE FROM CHAPTER 11 OF THE BANKRUPTCY CODE. On November 28, 1995, Columbia and its wholly owned subsidiary, Columbia Transmission emerged from Chapter 11 protection of the Federal Bankruptcy Code under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). Both Columbia and Columbia Transmission had operated under Chapter 11 protection since July 31, 1991. In settlement of its prepetition obligations, Columbia distributed approximately $3.6 billion to its creditors, which included $2.3 billion in payment of Columbia's prepetition debt and approximately $1 billion of interest on that debt. Certain residual unresolved bankruptcy-related matters are still within the jurisdiction of the Bankruptcy Court. The final resolution of these issues is not expected to have a significant impact on Columbia's consolidated financial results.

B. CAPITAL EXPENDITURES. Capital expenditures for 1999 are currently estimated at $650 million. Of this amount, $237 million is for transmission and storage operations, $152 million for distribution operations, $104 million for exploration and production operations, $20 million for marketing operations, $129 million for propane, power generation and LNG operations and $8 million for corporate.

C. OTHER LEGAL PROCEEDINGS. In the normal course of its business, Columbia and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on Columbia's consolidated financial position or results of operations.

D. ASSETS UNDER LIEN. Substantially all of Columbia Transmission's properties have been pledged to Columbia as security for debt owed by Columbia Transmission to Columbia.

Columbia Electric holds indirectly through various subsidiaries, both general and limited partnership interests in the following electric power generation projects:

Pedricktown Cogeneration Limited Partnership and Vineland Cogeneration Limited Partnership (the "Partnerships") own and operate project-financed non-utility power generation facilities in New Jersey. The assets of the Partnerships, including plant facilities and contract rights, have been pledged as collateral for loans to a bank syndicate in the case of Pedricktown, or to an indenture trustee for the benefit of certain bondholders in the case of Vineland.

Gregory Power Partners owns a 550 megawatt equivalent electric power generation plant that is currently under construction in Gregory, Texas. The assets and contract rights have been pledged as collateral for the construction loan.

Columbia Electric's investment in these partnerships, as of December 31, 1998, amounted to $18.6 million.

E. INTERNAL REVENUE SERVICE (IRS) AUDIT. The field audit of Columbia's 1995 federal income tax return has been finalized and discussions on all unagreed issues have begun. The audit of tax years 1996 and 1997 began in February, 1999. Management believes adequate reserves have been established for issues related to these returns.

F. OPERATING LEASES. Payments made in connection with operating leases are primarily charged to operation and maintenance expense as incurred. Such amounts were $63.8 million in 1998, $62.9 million in 1997 and $60.9 million in 1996.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are:

($ in millions)
--------------------------------------------------------------------------------
1999                                                                        35.5
2000                                                                        31.9
2001                                                                        28.1
2002                                                                        27.0
2003                                                                        26.6
After                                                                      187.4
--------------------------------------------------------------------------------

G. PURCHASE COMMITMENTS. Columbia has service agreements that provide for pipeline capacity, transportation and storage services. These agreements which have expiration dates ranging from 2000 to 2017 provide for Columbia to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 1998, were:

($ in millions)
--------------------------------------------------------------------------------
1999                                                                        60.0
2000                                                                        55.7
2001                                                                        42.5
2002                                                                        39.8
2003                                                                        34.7
After                                                                      138.3
--------------------------------------------------------------------------------

Costs incurred under these contracts are recovered under Columbia's regulatory cost recovery mechanisms.

H. ENVIRONMENTAL MATTERS. Columbia's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations, which are constantly changing, require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices that have subsequently become subject to environmental regulation.

Columbia's transmission subsidiaries have implemented programs to continually review compliance with existing environmental standards. In addition, the transmission subsidiaries continue to review past operational activities and to formulate remediation programs where necessary.

Columbia Transmission is currently conducting assessment, characterization and remediation activities at specific sites under a 1995 Environmental Protection Agency (EPA) Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 240 facilities, approximately 15,000 liquid removal points, approximately 2,800 mercury measurement stations, and about 3,700 storage wells. As of December 31, 1998, field characterization has been performed at many of these sites, and site characterization reports and remediation plans are being prepared for submission to EPA for approval. Significant remediation has taken place only at mercury measurement stations. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5). As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. Columbia Transmission is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that as additional work is performed and more facts become available, it will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 92, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1.

As a result of 1998 activities, Columbia Transmission recorded an additional liability of $28.8 million. Actual expenditures of approximately $16 million during 1998 charged to the liability resulted in a remaining liability of $138.2 million. Columbia Transmission's environmental cash expenditures are expected to be approximately $18 million in 1999 and up to $20 million annually until the AOC is satisfied. These expenditures will be charged against the previously recorded liability. Consistent with Statement of Financial Accounting Standards No. 71, a regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations and the long time period over which expenditures will be made.

In addition, predecessor companies of Columbia Transmission may have been involved in the operation of manufactured gas plants. When such plants were abandoned, material used and created in the process was sometimes buried at the site. As of the date of this report, Columbia Transmission is unable to determine if it will become liable for any characterization or remediation costs at such sites.

Distribution's primary environmental issues relate to 15 former manufactured gas plant sites. Investigations or remedial activities are currently underway at seven sites and have been completed at one site. Additional site investigations may be required at some of the remaining sites. To the extent Distribution's site investigations have been conducted, remediation plans developed and any responsibility for remediation action established, the appropriate liabilities have been recorded. Regulatory assets have also been recorded for a majority of these costs as rate recovery has been authorized or is anticipated.

The eventual total cost of full future environmental compliance for Columbia is difficult to estimate due to, among other things: (1) the possibility of as yet unknown contamination, (2) the possible effect of future legislation and new environmental agency rules, (3) the possibility of future litigation, (4) the possibility of future designations as a potential responsible party by the EPA and the difficulty of determining liability, if any, in proportion to other responsible parties, (5) possible insurance and rate recoveries, and (6) the effect of possible technological changes relating to future remediation. However, reserves have been established based on information currently available which resulted in a total recorded net liability of approximately $140.9 million for Columbia at December 31, 1998. As new issues are identified, additional liabilities will be recorded.

It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects most environmental assessment and remediation costs to be recoverable through rates.

I. DISCUSSIONS WITH FERC. The transmission and storage subsidiaries are in confidential and informal discussions with the staff of the FERC concerning the scope of authorizations for certain past transactions under the relevant filed tariffs. The transmission and storage subsidiaries have initiated these discussions with the FERC. Because these discussions are in a very preliminary stage, management is unable to reasonably estimate the amount that will have to be paid pursuant to reimbursement or other remedies.


14. INTEREST INCOME AND OTHER, NET

Year Ended December 3l, ($ in millions)               1998       1997       1996
--------------------------------------------------------------------------------
Interest income                                       13.6       21.0       13.4
Miscellaneous                                         (0.2)      19.4       12.7
--------------------------------------------------------------------------------
TOTAL INTEREST INCOME AND OTHER, NET                  13.4       40.4       26.1
--------------------------------------------------------------------------------


15. INTEREST EXPENSE AND RELATED CHARGES

Year Ended December 31, ($ in millions)               1998       1997       1996
--------------------------------------------------------------------------------
Interest on debentures                               140.4      140.4      140.4
Interest on short-term debt                           10.9        8.1       11.7
Discount on prepayment transactions                    7.8        0.1         --
Interest on rate refunds                               2.3        3.4        3.9
Interest on prior years' taxes                        (6.3)       9.1        8.3
Allowance for borrowed funds used
   and interest during construction                   (2.7)      (3.5)       2.5
--------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE AND RELATED CHARGES           152.4      157.6      166.8
--------------------------------------------------------------------------------

16. BUSINESS SEGMENT INFORMATION

Columbia is a registered holding company under the Public Utility Holding Company Act of 1935, as amended and derives substantially all of its revenues and earnings from the operating results of its 18 direct subsidiaries. Effective June 30, 1998, in accordance with generally accepted accounting principles, Columbia revised the presentation of its business segments. Columbia's operations are divided into five primary business segments. The transmission and storage segment offers transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, midatlantic, midwestern and southern states and the District of Columbia. The distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The exploration and production segment explores for, develops, produces and markets gas and oil in the United States and in Canada. The marketing segment provides gas and electricity supply, fuel management and transportation-related services to a diverse customer base including cogenerators, local distribution companies, industrial plants, commercial businesses, joint marketing partners and residential customers. The propane, power generation and LNG segment includes the sale of propane at wholesale and retail to customers in eight states, participation in natural gas fueled electric generation projects and peaking services.

The following tables provide information concerning Columbia's major business segments. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income is derived from revenues and expenses directly associated with each segment.


($ in millions)                                   1998        1997        1996
--------------------------------------------------------------------------------
REVENUES
       Transmission and Storage
            Unaffiliated                          523.0       505.7       450.4
            Intersegment                          315.7       332.9       354.6
--------------------------------------------------------------------------------
            TOTAL                                 838.7       838.6       805.0
--------------------------------------------------------------------------------
       Distribution
            Unaffiliated                        1,843.3     2,283.6     2,120.4
            Intersegment                           26.2        12.7         7.3
--------------------------------------------------------------------------------
            TOTAL                               1,869.5     2,296.3     2,127.7
--------------------------------------------------------------------------------
       Exploration and Production
            Unaffiliated                           65.2        44.3        45.5
            Intersegment                           62.3        69.0        59.0
--------------------------------------------------------------------------------
            TOTAL                                 127.5       113.3       104.5
--------------------------------------------------------------------------------
       Marketing
            Unaffiliated                        4,047.5     2,121.9       645.6
            Intersegment                           24.7        65.1        82.4
--------------------------------------------------------------------------------
            TOTAL                               4,072.2     2,187.0       728.0
--------------------------------------------------------------------------------
       Propane, Power Generation and LNG
            Unaffiliated                           89.2        98.3        91.7
            Intersegment                            0.5         2.1         2.5
--------------------------------------------------------------------------------
            TOTAL                                  89.7       100.4        94.2
--------------------------------------------------------------------------------
       Adjustments and eliminations
            Unaffiliated                             --        (0.2)        0.4
            Intersegment                         (429.4)     (481.8)     (505.8)
--------------------------------------------------------------------------------
            TOTAL                                (429.4)     (482.0)     (505.4)
--------------------------------------------------------------------------------
       CONSOLIDATED                             6,568.2     5,053.6     3,354.0
--------------------------------------------------------------------------------

($ in millions)                                 1998         1997         1996
--------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
       Transmission and Storage                 326.1        258.3        206.2
       Distribution                             225.8        224.2        226.0
       Exploration and Production                37.2         30.9         30.0
       Marketing                                (59.0)       (13.2)         4.5
       Propane, Power Generation
         and LNG                                 10.7         16.3          9.6
       Corporate                                 (0.8)        (7.1)         1.9
--------------------------------------------------------------------------------
       CONSOLIDATED                             540.0        509.4        478.2
--------------------------------------------------------------------------------
DEPRECIATION & DEPLETION
       Transmission and Storage                 101.8        104.3        102.6
       Distribution                              82.2         78.2         74.4
       Exploration and Production                36.5         27.6         28.8
       Marketing                                  4.1          1.6          0.3
       Propane, Power Generation
         and LNG                                  5.1          3.6          2.8
       Corporate                                  5.0          5.5          5.7
       Adjustments and eliminations               0.5          0.5          0.6
--------------------------------------------------------------------------------
       CONSOLIDATED                             235.2        221.3        215.2
--------------------------------------------------------------------------------
ASSETS
       Transmission and Storage               2,837.6      2,775.4      2,774.3
       Distribution                           2,629.9      2,753.2      2,648.1
       Exploration and Production               590.9        564.6        511.9
      Marketing                                 778.7        509.4        205.7
       Propane, Power Generation
         and LNG                                193.0        155.7        133.5
       Corporate                              4,298.0      4,221.4      3,924.6
       Adjustments and eliminations          (4,359.4)    (4,367.4)    (4,193.5)
--------------------------------------------------------------------------------
       CONSOLIDATED                           6,968.7      6,612.3      6,004.6
--------------------------------------------------------------------------------
CAPITAL EXPENDITURES
       Transmission and Storage                 204.0        244.9        142.7
       Distribution                             151.9        159.5        148.4
       Exploration and Production                75.7        158.7         12.1
       Marketing                                 16.0          5.1          0.8
       Propane, Power Generation
         and LNG                                 20.1          9.9          5.5
       Corporate                                 11.0          5.3          5.3
       Adjustments and eliminations                --        (23.1)          --
--------------------------------------------------------------------------------
       CONSOLIDATED                             478.7        560.3        314.8
--------------------------------------------------------------------------------

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of Columbia's business operations due to nonrecurring items and seasonal weather patterns which affect earnings and related components of net revenues and operating income.

                                                 First        Second         Third     Fourth
($ in millions, except per share data)          Quarter       Quarter       Quarter    Quarter
------------------------------------------------------------------------------------------------
1998
     Net Revenues                                622.5         385.6         350.2      538.8
     Operating Income                            254.2          70.9          54.1      160.8
     Net Income                                  147.5(a)       22.8          11.2       87.7(b)

     Per Share Amounts
         Earnings Per Share of Common Stock       1.77          0.27          0.13       1.05
         Diluted Earnings Per Share of
Common Stock                                      1.77          0.27          0.13       1.05
------------------------------------------------------------------------------------------------
1997
     Net Revenues                                628.1         407.1         331.3      549.0
     Operating Income                            256.6          84.3          29.7      138.8
     Net Income                                  162.7(c)       34.9(d)        0.1       75.6(e)

     Per Share Amounts
         Earnings Per Share of Common Stock       1.96          0.42            --       0.91
         Diluted Earnings Per Share of
Common Stock                                      1.96          0.42            --       0.90

(a) Includes $8.7 million from the sale of base gas, $16.5 million gain on settlement of postretirement benefit costs and a $10 million benefit from state tax planning initiatives.

(b) Includes $10.6 million reduction on the marketing segment for a provision for amounts that presently do not have adequate third party documentation.

(c) Includes $12.8 million reduction in state income tax expense and $5.5 million gain on deactivation of a storage field.

(d)   Includes $12.4 million from the sale of base gas.

(e) Includes the net income effect of $6.0 million for the sale of coal assets.

18. EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

During the first quarter of 1998, Columbia Energy Resources, Inc. (Columbia Resources) purchased wells and undeveloped property in Ontario, Canada. In June 1998, Columbia Resources further broadened its Canadian operations by entering into a joint venture with CanEnerco, Ltd. Under the terms of the agreement, Columbia Resources and CanEnerco, Ltd. will jointly develop drilling properties in southwestern Ontario, Canada.

On August 7, 1997, Columbia Resources acquired Alamco, Inc. (Alamco), a gas and oil production company operating in the Appalachian Basin. On April 30, 1996, Columbia sold Columbia Gas Development Corporation, its wholly owned southwest exploration and production subsidiary, effective December 31, 1995. The information contained in the following tables includes amounts attributable to the operations and reserves of Alamco from August 7, 1997.

Reserve information contained in the following tables for the U.S. and Canadian properties is management's estimate, which was reviewed by the independent consulting firms of Ryder Scott Company Petroleum Engineers for the U.S. reserves and Sproule Associates Limited for the Canadian reserves. Reserves are reported as net working interest. Gross revenues are reported after deduction of royalty interest payments.

RESERVE QUANTITY INFORMATION                   United States                 Canada
-------------------------------------------------------------------------------------------
                                                       Oil & Other              Oil & Other
                                             Gas         Liquids         Gas      Liquids
Proved Reserves                             (Bcf)       (000 Bbls)      (Bcf)    (000 Bbls)
-------------------------------------------------------------------------------------------
Reserves as of December 31, 1995            599.5         1,651           --         --
     Revisions of previous estimate          78.9          (169)          --         --
     Extensions, discoveries
       and other additions                    5.5           161           --         --
     Production                             (33.6)         (281)          --         --
     Sale of reserves-in-place               (5.8)         (588)          --         --
-------------------------------------------------------------------------------------------
Reserves as of December 31, 1996            644.5           774           --         --
     Revisions of previous estimate          69.5          (139)          --         --
     Extensions, discoveries
       and other additions                   33.2            59           --         --
     Production                             (34.7)         (210)          --         --
     Purchase of reserves-in-place(a)        88.0         1,216           --         --
-------------------------------------------------------------------------------------------
Reserves as of December 31, 1997            800.5         1,700           --         --
     Revisions of previous estimate         (23.1)          178           --         --
     Extensions, discoveries
       and other additions                   60.7            94           --         --
     Production                             (39.0)         (201)        (0.1)     (13.0)
     Purchase of reserves-in-place             --            --          1.1       77.0
     Sale of reserves-in-place               (9.6)           --           --         --
-------------------------------------------------------------------------------------------
RESERVES AS OF DECEMBER 31, 1998            789.5         1,771          1.0       64.0
-------------------------------------------------------------------------------------------
Proved developed reserves as of
     December 31,
     1996                                   518.3           730           --         --
     1997                                   653.2         1,330           --         --
     1998                                   586.2         1,436          1.0       64.0
-------------------------------------------------------------------------------------------

(a)   Includes the purchase of Alamco.


CAPITALIZED COSTS                           United States                      Canada                      Total
-----------------------------------------------------------------------------------------------------------------------------
($ in millions)                       1998       1997       1996       1998     1997    1996     1998       1997       1996
-----------------------------------------------------------------------------------------------------------------------------
CAPITALIZED COSTS AT YEAR END
       Proved properties              673.2      628.4      475.4        1.4      --      --     674.6      628.4      475.4
       Unproved properties (a)         40.8       31.8       27.4        3.7      --      --      44.5       31.8       27.4
-----------------------------------------------------------------------------------------------------------------------------
Total capitalized costs               714.0      660.2      502.8        5.1      --      --     719.1      660.2      502.8
Accumulated depletion                (225.2)    (196.0)    (146.4)      (0.2)     --      --    (225.4)    (196.0)    (146.4)
-----------------------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS                 488.8      464.2      356.4        4.9      --      --     493.7      464.2      356.4
-----------------------------------------------------------------------------------------------------------------------------
COSTS CAPITALIZED DURING YEAR (b)
   Acquisition properties
       Proved                            --         --         --        0.7      --      --       0.7         --         --
       Unproved                         0.6        0.1        0.7        3.0      --      --       3.6        0.1        0.7
   Exploration                          2.3        1.0        2.7         --      --      --       2.3        1.0        2.7
   Development                         62.1      132.4        8.7        1.4      --      --      63.5      132.4        8.7
-----------------------------------------------------------------------------------------------------------------------------
COSTS CAPITALIZED                      65.0      133.5       12.1        5.1      --      --      70.1      133.5       12.1
-----------------------------------------------------------------------------------------------------------------------------

(a) Represents expenditures associated with properties on which evaluations have not been completed.

(b) Includes internal costs capitalized pursuant to the accounting policy described in Note 1(F) of Notes to Consolidated Financial Statements of $3.3 million in 1998, $1.4 million in 1997 and $0.9 million in 1996.

OTHER EXPLORATION AND PRODUCTION DATA                   United States                      Canada
---------------------------------------------------------------------------------------------------------
                                                  1998       1997       1996       1998     1997    1996
Average sales price per Mcf of gas ($)(a)          2.91       2.63       2.84       2.61     --      --
Average sales price per barrel
     of oil and other liquids ($)                 12.53      17.99      19.07      16.42     --      --
Production (lifting) cost per
     dollar of gross revenue ($)                   0.21       0.24       0.22       0.32     --      --
Depletion rate per dollar
     of gross revenue ($)                          0.29       0.28       0.29       0.27     --      --
---------------------------------------------------------------------------------------------------------

(a)   Includes the effect of hedging activities.


HISTORICAL RESULTS OF OPERATIONS

                                     United States                   Canada                     Total
---------------------------------------------------------------------------------------------------------------
($ in millions)                1998      1997      1996      1998     1997    1996     1998      1997      1996
---------------------------------------------------------------------------------------------------------------
Gross revenues
       Unaffiliated            53.7      27.4      43.1       0.6      --      --      54.3      27.4      43.1
       Affiliated              62.3      69.0      58.8        --      --      --      62.3      69.0      58.8
Production costs               24.2      23.3      21.7       0.2      --      --      24.4      23.3      21.7
Depletion                      33.5      26.6      28.8       0.2      --      --      33.7      26.6      28.8
Income tax expense             20.7      14.3      15.1       0.1      --      --      20.8      14.3      15.1
---------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS          37.6      32.2      36.3       0.1      --      --      37.7      32.2      36.3
---------------------------------------------------------------------------------------------------------------

Results of operations for exploration and production activities exclude administrative and general costs, corporate overhead and interest expense. Income tax expense is expressed at statutory rates less Section 29 credits.


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                        United States                     Canada                        Total
----------------------------------------------------------------------------------------------------------------------------
($ in millions)                 1998         1997       1996      1998     1997    1996      1998        1997        1996
----------------------------------------------------------------------------------------------------------------------------
Future cash inflows            2,094.4     2,503.0     2,389.1     3.4      --      --      2,097.8     2,503.0     2,389.1
Future production costs         (585.5)     (719.9)     (715.5)   (1.5)     --      --       (587.0)     (719.9)     (715.5)
Future development costs        (200.4)     (182.7)     (165.8)   (0.1)     --      --       (200.5)     (182.7)     (165.8)
Future income tax expense       (487.8)     (557.5)     (499.7)   (0.7)     --      --       (488.5)     (557.5)     (499.7)
----------------------------------------------------------------------------------------------------------------------------
Future net cash flows            820.7     1,042.9     1,008.1     1.1      --      --        821.8     1,042.9     1,008.1
Less: 10% discount               440.1       582.2       574.4     0.3      --      --        440.4       582.2       574.4
----------------------------------------------------------------------------------------------------------------------------
STANDARDIZED MEASURE OF
     DISCOUNTED FUTURE
     NET CASH FLOW               380.6       460.7       433.7     0.8      --      --        381.4       460.7       433.7
----------------------------------------------------------------------------------------------------------------------------

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

A reconciliation of the components resulting in changes in the standardized measure of discounted cash flows attributable to proved gas and oil reserves for the three years ending December 31, follows:

                                         United States                       Canada                      Total
---------------------------------------------------------------------------------------------------------------------------
($ in millions)                    1998       1997       1996        1998     1997    1996     1998       1997       1996
---------------------------------------------------------------------------------------------------------------------------
Beginning of year                  460.7      433.7      316.0         --       --      --     460.7      433.7      316.0
---------------------------------------------------------------------------------------------------------------------------
Gas and oil sales,
     net of production costs       (91.9)     (73.1)     (80.2)      (0.4)      --      --     (92.3)     (73.1)     (80.2)

Net changes in prices
     and production costs         (108.5)    (107.8)     170.4         --       --      --    (108.5)    (107.8)     170.4

Change in future
     development costs             (10.0)     (16.9)       0.5         --       --      --     (10.0)     (16.9)       0.5

Extensions, discoveries
     and other additions,
     net of related costs           77.5       51.9        9.4         --       --      --      77.5       51.9        9.4

Revisions of previous
     estimates, net of
     related costs                 (18.0)      64.0       90.1         --       --      --     (18.0)      64.0       90.1

Sales of reserves-in-place         (12.0)      (4.1)     (18.4)        --       --      --     (12.0)      (4.1)     (18.4)

Purchases of reserves-in-place        --       67.0         --        1.7       --      --       1.7       67.0         --

Accretion of discount               70.1       64.3       46.0         --       --      --      70.1       64.3       46.0

Net change in income taxes          21.1      (30.5)     (65.3)      (0.5)      --      --      20.6      (30.5)     (65.3)

Timing of production
     and other changes              (8.4)      12.2      (34.8)        --       --      --      (8.4)      12.2      (34.8)
---------------------------------------------------------------------------------------------------------------------------
END OF YEAR                        380.6      460.7      433.7        0.8       --      --     381.4      460.7      433.7
---------------------------------------------------------------------------------------------------------------------------

                                                                      Schedule V

                        VALUATION AND QUALIFYING ACCOUNTS
                     Columbia Energy Group and Subsidiaries
                             Year Ended December 31,
                                 ($ in millions)


                                                       Additions - Charged to
                                                       ----------------------
                                           Beginning               Other                         Ending
Description                                 Balance    Income    Accounts (a)   Deductions (b)   Balance
--------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet
   from the assets to which they apply:

        Allowance for doubtful accounts

          1998                                18.7      43.1         6.6            34.2          34.2

          1997                                16.2      29.8        19.8            47.1          18.7

          1996                                12.3      25.6        17.7            39.4          16.2
--------------------------------------------------------------------------------------------------------

(a) Primarily reflects reclassifications to a regulatory asset of the uncollectible accounts related to the Percent of Income Plan (PIP) of Columbia Gas of Ohio, Inc.

(b) Principally reflects amounts charged off as uncollectible less amounts recovered.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is contained in Columbia's Proxy Statement related to the 1999 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

Information regarding Columbia's current executive officers, is as follows:

OLIVER G. RICHARD III, 46, Chairman, President and Chief Executive Officer of Columbia (since April 28, 1995). Chairman of New Jersey Resources Corporation from 1992 to 1995; President and Chief Executive Officer from 1991 to 1995. President and Chief Executive Officer of Northern Natural Gas Company from 1989 to 1991. Senior Vice President and subsequently Executive Vice President of Enron Gas Pipeline Group from 1987 to 1989. Vice President and General Counsel of Tenngasco, a subsidiary of Tenneco Corporation, from 1985 to 1987. Federal Energy Regulatory Commission Commissioner from 1982 to 1985.

PETER M. SCHWOLSKY, 52, Senior Vice President and Chief Legal Officer of Columbia and Columbia Energy Group Service Corporation since August 1995. Senior Vice President from June 1995 to August 1995. Executive Vice President, Law and Corporate Development, for New Jersey Resources Corporation from 1991 to 1995. Of counsel and then Partner with Steptoe & Johnson from 1986 to 1991.

MICHAEL W. O'DONNELL, 54, Senior Vice President and Chief Financial Officer of Columbia and Columbia Energy Group Service Corporation since October 1993. Senior Vice President and Assistant Chief Financial Officer of Columbia and Columbia Energy Group Service Corporation from 1989 to 1993.

CATHERINE GOOD ABBOTT, 48, Chief Executive Officer and President of Columbia Gas Transmission Corporation and Chief Executive Officer of Columbia Gulf Transmission Company since January 1996. Principal with Gem Energy Consulting, Inc. from 1995 to January 1996. Vice president for various business units of Enron Corporation from 1985 to 1995.

PATRICIA A. HAMMICK, 52, Senior Vice President for Strategy and Communications for Columbia since May 1998. Vice President of the Natural Gas Supply Association from 1983 through 1996. Manager, Energy Liason for the Gulf Oil Exploration and Production Company from 1979 to 1983.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is contained in Columbia's Proxy Statement related to the 1999 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained in Columbia's Proxy Statement related to the 1999 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in Columbia's Proxy Statement related to the 1999 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits

Reference is made to pages 74 through 76 for the list of exhibits filed as part of this Annual Report on Form 10-K.

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

Reports on Form 8-K

A report on Form 8-K was filed on October 13, 1998, containing a Press Release issued that day announcing earnings for the three and nine months ended September 30, 1998.

                       Financial
    Item               Statements
  Reported              Included          Date of Event           Date Filed
  --------             ----------        ----------------      ----------------
     5                     Yes           October 13, 1998      October 13, 1998

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

                                        COLUMBIA ENERGY GROUP
                                            (Registrant)

Dated: March 26, 1999

                                        By: /s/ Oliver G. Richard III
                                            ----------------------------
                                            (Oliver G. Richard III)
                                              Director (Principal
                                              Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 26, 1999  /s/ Oliver G. Richard III           March 26, 1999  /s/ J. Bennett Johnston
                ----------------------------                        ----------------------------
                Director (Principal                                 J. Bennett Johnston
                Executive Officer)                                  Director


March 26, 1999  /s/ Richard F. Albosta              March 26, 1999  /s/ Malcolm Jozoff
                ----------------------------                        ----------------------------
                Richard F. Albosta                                  Malcolm Jozoff
                Director                                            Director


March 26, 1999  /s/ Robert H. Beeby                 March 26, 1999  /s/ William E. Lavery
                ----------------------------                        ----------------------------
                Robert H. Beeby                                     William E. Lavery
                Director                                            Director


March 26, 1999  /s/ Wilson K. Cadman                March 26, 1999  /s/ Gerald E. Mayo
                ----------------------------                        ----------------------------
                Wilson K. Cadman                                    Gerald E. Mayo
                Director                                            Director


March 26, 1999  /s/ Jeffrey W. Grossman             March 26, 1999  /s/ Michael W. O'Donnell
                ----------------------------                        ----------------------------
                Jeffrey W. Grossman                                 Michael W. O'Donnell
                Vice President & Controller                         Senior Vice President
                (Principal Accounting Officer)                      (Chief Financial Officer)


March 26, 1999  /s/ James P. Heffernan              March 26, 1999  /s/ Douglas E. Olesen
                ----------------------------                        ----------------------------
                James P. Heffernan                                  Douglas E. Olesen
                Director                                            Director


March 26, 1999  /s/ Karen L. Hendricks              March 26, 1999  /s/ William R. Wilson
                ----------------------------                        ----------------------------
                Karen L. Hendricks                                  William R. Wilson
                Director                                            Director


March 26, 1999  /s/ Malcolm T. Hopkins
                ----------------------------
                Malcolm T. Hopkins
                Director

EXHIBIT INDEX

Reference is made in the two right-hand columns below to those exhibits which have heretofore been filed with the U.S. Securities and Exchange Commission. Exhibits so referred to are incorporated herein by reference.

                                                                                                       Reference
                                                                                              ----------------------------
                                                                                               File No.            Exhibit
3-A       -    Restated Certificate of Incorporation of The Columbia                             1-1098               3-A
                 Gas System, Inc., dated as of November 28, 1995.
3-B       -    By-Laws of The Columbia Gas System, Inc., as amended dated                        1-1098               3-B
                 November 18, 1987.
3-C       -    Certificate of Ownership and Merger, Merging Columbia                             1-1098               3-C
                 Energy Group, Inc. into The Columbia Gas System, Inc.
4-A       -    Indenture between The Columbia Gas System, Inc.                                 33-64555               4-S
                 and Marine Midland Bank, N.A. Trustee, dated as of
                  November 28, 1995.
4-B       -    First Supplemental Indenture, between The Columbia Gas                          33-64555               4-T
                 System, Inc. and Marine Midland Bank, N.A. Trustee,
                 dated as of November 28, 1995.
4-C       -    Second Supplemental Indenture, between The Columbia Gas                         33-64555               4-U
                 System, Inc., and Marine Midland Bank, N.A. Trustee,
                 dated as of November 28, 1995.
4-D       -    Third Supplemental Indenture, between The Columbia Gas                          33-64555               4-V
                 System, Inc. and Marine Midland Bank, N.A. Trustee,
                 dated as of November 28, 1995.
4-E       -    Fourth Supplemental Indenture, between The Columbia Gas                         33-64555               4-W
                 System, Inc. and Marine Midland Bank, N.A. Trustee,
                 dated as of November 28, 1995.
4-F       -    Fifth Supplemental Indenture, between The Columbia Gas                          33-64555               4-X
                 System, Inc. and Marine Midland Bank, N.A. Trustee,
                 dated as of November 28, 1995.
4-G       -    Sixth Supplemental Indenture, between The Columbia Gas                          33-64555               4-Y
                 System, Inc. and Marine Midland Bank, N.A. Trustee,
                 dated as of November 28, 1995.
4-H       -    Seventh Supplemental Indenture, between The Columbia                            33-64555               4-Z
                 Gas System, Inc. and Marine Midland Bank, N.A., Trustee,
                 dated as of November 28, 1995.
4-I *     -    Instrument of Resignation, Appointment and Acceptance dated as of  March 1, 1999, between Columbia Energy Group and Marine
                 Midland Bank, as Resigning Trustee and The First National Bank
                 of Chicago, as Successor Trustee
10-P(a)   -    Pension Restoration Plan of The Columbia Gas System, Inc.,                        1-1098              10-P
                 amended October 9, 1991.
10-Q(a)   -    Thrift Restoration Plan of The Columbia Gas System, Inc.                          1-1098              10-Q
                 dated January 1, 1989.
10-T      -    Agreement and Bridge Agreement dated December 1, 1993,                            1-1098              10-T
                 between Columbia Gas Transmission Corporation and
                 Consol Pennsylvania Coal Company.
10-AE     -    U.S. Environmental Protection Agency Administrative                               1-1098             10-AE
                 Order by Consent for Removal Actions for Columbia Gas
                 Transmission Corporation dated September 22, 1994.
10-AF     -    Amended and Restated Indenture of Mortgage and                                    1-1098             10-AF
                 Deed of Trust by Columbia Gas Transmission
                 Corporation to Wilmington Trust Company,
                 dated as of November 28, 1995

(a)   Executive Compensation arrangements filed pursuant to Item 14 of Form
      10-K.

*     Filed herewith.

                                                                                                       Reference
                                                                                              ----------------------------
                                                                                               File No.            Exhibit
10-BB(a)  -    Annual Incentive Compensation Plan of The Columbia Gas                            1-1098             10-BB
                 System, Inc., dated November 16, 1988.
10-BC(a)  -    Employment Agreement between Oliver G. Richard III                                1-1098             10-BC
                 and The Columbia Gas System, Inc., dated March 15, 1995.
10-BE(a)  -    Employment Agreement between Peter M. Schwolsky                                   1-1098             10-BE
                 and The Columbia Gas System, Inc., dated May 30, 1995.
10-BF(a)  -    Employment Agreement between Catherine Good Abbott
                 and The Columbia Gas System, Inc., dated January 17, 1996.
10-BU     -    Share Sale and Purchase Agreement between The                                     1-1098             10-BU
                 Columbia Gas System, Inc. and Anderson Exploration
                 Ltd. dated November 25, 1991.
10-BV     -    Security Agreement dated as of January 15, 1992, between                          1-1098             10-BV
                 The Columbia Gas System, Inc. and Anderson
                 Exploration Ltd. and Montreal Trust Company of Canada.
10-BW     -    Kotaneelee Litigation Indemnity Agreement dated                                   1-1098             10-BW
                 as of December 31, 1991, among The Columbia Gas
                 System, Inc. and Columbia Gas Development
                 of Canada Ltd. and Anderson Exploration Ltd.
10-BX     -    Specified Litigation Indemnity Agreement made                                     1-1098             10-BX
                 as of December 31, 1991, among The Columbia
                 Gas System, Inc. and Columbia Gas Development
                 of Canada Ltd. and Anderson Exploration Ltd.
10-BY(a)  -    Columbia Gas Restoration Security Trust Agreement dated,                          1-1098             10-BY
                 June 1, 1991,with Dauphin Deposit Bank and Trust Company.
10-CA(a)  -    The Columbia Gas System, Inc. Retirement Plan                                     1-1098             10-CA
                 for Outside Directors, as amended, August 21, 1991.
10-CB     -    Credit Agreement, dated as of November 28, 1995, among The                        1-1098             10-CB
                Columbia Gas System, Inc., certain banks party thereto
                and Citibank, N.A.
10-CC     -    First Amendment and Supplement to Credit                                          1-1098             10-CC
                 Agreement, dated December 6, 1995
10-CD     -    Credit Agreement for $450,000,000, dated March 11, 1998,                          1-1098             10-CD
                 among Columbia Energy Group and certain banks party thereto and Citibank, N.A. as Administrative and Syndication Agent.
10-CE     -    Credit Agreement for $900,000,000, dated March 11, 1998,                          1-1098             10-CE
                 among Columbia Energy Group and certain banks party thereto and Citibank, N.A. as Administrative and Syndication Agent.
10-CF     -    Memorandum of Understanding among the Millennium Pipeline                         1-1098             10-CF
                 Project partners (Columbia Transmission, West Coast Energy, MCN
                 Investment Corp. and TransCanada Pipelines Limited) dated
                 December 1, 1997.
10-CG *   -    Agreement of Limited Partnership of Millennium Pipeline
                 Company, L.P. dated May 31, 1998.
10-CH *   -    Contribution Agreement Between Columbia Gas Transmission
                 Corporation and Millennium Pipeline Company, L.P. dated July 31, 1998
10-CI *   -    Regulations of Millennium Pipeline Management Company, L.L.C.
                 dated May 31, 1998
10-CJ     -    Amended and Restated Agreement of Cove Point                                      1-1098             10-CJ
                LNG Limited Partnership between Columbia LNG and
                PEPCO Energy Company, Inc. dated January 27, 1994.

(a)   Executive Compensation arrangements filed pursuant to Item 14 of Form
      10-K.

*     Filed herewith.

                                                                                                       Reference
                                                                                              ----------------------------
                                                                                               File No.            Exhibit
10-CK *   -    Amended and Restated 364-Day Credit Agreement among Columbia
                 Energy Group and certain banks party thereto and Citibank, N. A.
                 as Administrative and Syndication Agent dated as of March 10, 1999.
10-CM     -    Plan of Reorganization for Columbia Gas Transmission Corporation                 1-1098              10-CM
                 as filed with the United States Bankruptcy Court for the District of Delaware on January 18, 1994.
12 *      -    Statements of Ratio of Earnings to Fixed Charges
21 *      -    Subsidiaries of Columbia Energy Group
23-A *    -    Letter report, dated January 22, 1999, and the written consent to the filing and use of information contained in such letter report,
                 Reports and Registration Statements filed during 1998, of Ryder
                 Scott Company Petroleum Engineers, independent petroleum and natural gas consultants.
23-B *    -    Written consent of Arthur Andersen LLP, independent public accountants, to the incorporation by reference of their report included in the 1998 Annual Report on Form 10-K of Columbia
                 Energy Group and their report included in Columbia Energy Group's
                 1998 Annual Report to Shareholders in the registration statements on Form S-8 (File No. 33-03869), and Form S-8 (File No. 33-42776).
23-C *    -    Letter report, dated February 2, 1999, and the written consent to the filing and use of information contained in such letter report, Reports and
                 Registration Statements filed during 1998, of Sproule Associates Limited, independent  petroleum and natural gas consultants.
27 *      -    Financial Data Schedule for the period ended December 31, 1998.

*     Filed herewith.