Form 10-Q
period 1999-03-31
COLUMBIA ENERGY GROUP
filed 1999-05-13
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

         /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended MARCH 31, 1999


         / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                          Commission file number 1-1098


                              COLUMBIA ENERGY GROUP
             (Exact Name of Registrant as Specified in its Charter)


                           Delaware                   13-1594808
               (State or other jurisdiction of      (IRS Employer
                incorporation or organization)    Identification No.)


                 13880 Dulles Corner Lane, Herndon, VA   20171-4600
              (Address of principal executive offices)    (Zip Code)



        Registrant's telephone number, including area code (703) 561-6000

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $10 Par Value: 82,691,662 shares outstanding at April 30, 1999.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS



                                                                            Page

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

            Statements of Consolidated Income                                 3

            Consolidated Balance Sheets                                       4

            Statements of Consolidated Cash Flows                             6

            Statements of Consolidated Common Stock Equity                    7

            Statements of Consolidated Comprehensive Income                   7

            Notes                                                             8

Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    11

Item 3   Quantitative and Qualitative Disclosures About Market Risk          31


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                   31

Item 2   Changes in Securities and Use of Proceeds                           31

Item 3   Defaults Upon Senior Securities                                     31

Item 4   Submission of Matters to a Vote of Security Holders                 31

Item 5   Other Information                                                   31

Item 6   Exhibits and Reports on Form 8-K                                    32

         Signature                                                           33

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                          1999          1998
                                                       ----------    ----------
                                                           (millions, except
                                                           per share amounts)

NET REVENUES
    Energy sales                                       $  2,260.2    $  1,598.0
    Less:  Products purchased                             1,896.9       1,219.2
                                                       ----------    ----------

    Gross Margin                                            363.3         378.8

    Transportation                                          210.7         161.2
    Production gas sales                                     10.4          17.4
    Other                                                    66.9          65.1
                                                       ----------    ----------
Total Net Revenues                                          651.3         622.5
                                                       ----------    ----------

OPERATING EXPENSES
    Operation and maintenance                               248.1         206.1
    Settlement of gas supply charges                        (29.8)           --
    Depreciation and depletion                               76.8          73.2
    Other taxes                                              83.6          89.0
                                                       ----------    ----------
Total Operating Expenses                                    378.7         368.3
                                                       ----------    ----------

OPERATING INCOME                                            272.6         254.2
                                                       ----------    ----------
OTHER INCOME (DEDUCTIONS)
    Interest income and other, net                            4.2           2.3
    Interest expense and related charges                    (41.1)        (41.6)
                                                       ----------    ----------
Total Other Income (Deductions)                             (36.9)        (39.3)
                                                       ----------    ----------

INCOME BEFORE INCOME TAXES                                  235.7         214.9
Income Taxes                                                 85.3          67.4
                                                       ----------    ----------
NET INCOME                                             $    150.4    $    147.5
                                                       ==========    ==========

BASIC EARNINGS PER SHARE OF COMMON STOCK*              $     1.81    $     1.77
DILUTED EARNINGS PER SHARE OF COMMON STOCK*            $     1.80    $     1.77

DIVIDENDS PAID PER SHARE OF COMMON STOCK*              $     0.20    $     0.17

BASIC AVERAGE COMMON SHARES OUTSTANDING (thousands)*       83,244        83,259
DILUTED AVERAGE COMMON SHARES (thousands)*                 83,522        83,531

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* All 1998 per share amounts, basic average common shares outstanding and diluted average common shares have been restated to reflect a three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

Columbia Energy Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                      As of
                                                           -------------------------
                                                           March 31,    December 31,
                                                             1999          1998
                                                           ---------    ------------
                                                          (unaudited)

ASSETS                                                           (millions)

PROPERTY, PLANT AND EQUIPMENT
    Gas utility and other plant, at original cost          $7,764.3      $7,687.8
    Accumulated depreciation                               (3,675.8)     (3,592.3)
                                                           --------      --------
    Net Gas Utility and Other Plant                         4,088.5       4,095.5
                                                           --------      --------
    Gas and oil producing properties, full cost method
       United States cost center                              715.6         714.1
       Canadian cost center                                     6.4           5.0
    Accumulated depletion                                    (233.6)       (225.4)
                                                           --------      --------
    Net Gas and Oil Producing Properties                      488.4         493.7
                                                           --------      --------
Net Property, Plant and Equipment                           4,576.9       4,589.2
                                                           --------      --------

INVESTMENTS AND OTHER ASSETS                                  133.2         122.1
                                                           --------      --------
CURRENT ASSETS
    Cash and temporary cash investments                       161.3          26.3
    Accounts receivable, net                                1,225.8       1,004.9
    Gas inventory                                              31.2         186.0
    Other inventories - at average cost                        28.0          26.8
    Prepayments                                               102.8         115.9
    Regulatory assets                                          60.6          59.5
    Underrecovered gas costs                                   27.5          24.5
    Deferred property taxes                                    57.1          80.0
    Exchange gas receivable                                   190.7         187.4
    Other                                                     133.1          69.2
                                                           --------      --------
Total Current Assets                                        2,018.1       1,780.5
                                                           --------      --------

REGULATORY ASSETS                                             381.2         391.4
DEFERRED CHARGES                                              122.9          85.5
                                                           --------      --------

TOTAL ASSETS                                               $7,232.3      $6,968.7
                                                           ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                   As of
                                                          -------------------------
                                                          March 31,    December 31,
                                                            1999          1998
                                                          ---------    ------------
                                                         (unaudited)

CAPITALIZATION AND LIABILITIES                                  (millions)

CAPITALIZATION
    Common stock equity                                   $2,099.3      $2,005.3
    Long-term debt                                         2,003.1       2,003.1
                                                          --------      --------
Total Capitalization                                       4,102.4       4,008.4
                                                          --------      --------

CURRENT LIABILITIES
    Short-term debt                                             --         144.8
    Accounts and drafts payable                              572.0         710.7
    Accrued taxes                                            238.7         205.9
    Accrued interest                                          58.3          17.3
    Estimated rate refunds                                    63.7          59.2
    Supplier obligations                                      40.7          72.4
    Overrecovered gas costs                                   22.6          34.3
    Transportation and exchange gas payable                  487.8         134.2
    Other                                                    362.5         312.9
                                                          --------      --------
Total Current Liabilities                                  1,846.3       1,691.7
                                                          --------      --------

OTHER LIABILITIES AND DEFERRED CREDITS
    Deferred income taxes, noncurrent                        672.5         655.3
    Investment tax credits                                    33.8          34.1
    Postretirement benefits other than pensions              103.7         103.7
    Regulatory liabilities                                    43.2          44.0
    Deferred revenue                                         187.3         191.4
    Other                                                    243.1         240.1
                                                          --------      --------
Total Other Liabilities and Deferred Credits               1,283.6       1,268.6
                                                          --------      --------

TOTAL CAPITALIZATION AND LIABILITIES                      $7,232.3      $6,968.7
                                                          ========      ========

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

                                                                     Three Months
                                                                   Ended March 31,
                                                                --------------------
                                                                  1999         1998
                                                                -------      -------
                                                                      (millions)

OPERATING ACTIVITIES
   Net income                                                   $ 150.4      $ 147.5
   Adjustments for items not requiring (providing) cash:
      Depreciation and depletion                                   76.8         73.2
      Deferred income taxes                                         9.8         18.5
      Earnings from equity investment, net of distributions        (3.0)        (0.5)
      Other - net                                                 (31.0)        (3.2)
                                                                -------      -------
                                                                  203.0        235.5
   Change in components of working capital:
      Accounts receivable                                        (220.9)        (0.8)
      Gas inventory                                               154.8        176.0
      Prepayments                                                  13.1         12.9
      Accounts payable                                           (122.4)       (52.7)
      Accrued taxes                                                32.8         21.4
      Accrued interest                                             41.0         36.8
      Estimated rate refunds                                        4.5          1.9
      Under/Overrecovered gas costs                               (14.7)        27.2
      Exchange gas receivable/payable                             350.3        (25.2)
      Other working capital                                        23.8         (1.2)
                                                                -------      -------
Net Cash from Operations                                          465.3        431.8
                                                                -------      -------

INVESTMENT ACTIVITIES
   Capital expenditures                                           (87.5)       (70.5)
   Other investments - net                                         (8.0)        (6.9)
                                                                -------      -------
Net Investment Activities                                         (95.5)       (77.4)
                                                                -------      -------

FINANCING ACTIVITIES
   Dividends paid                                                 (16.6)       (13.8)
   Issuance of common stock                                         0.3          2.0
   Issuance (repayment) of short-term debt                       (144.8)      (305.3)
   Purchase of treasury stock                                     (42.0)          --
   Other financing activities                                     (31.7)       (38.8)
                                                                -------      -------
Net Financing Activities                                         (234.8)      (355.9)
                                                                -------      -------
Increase (Decrease) in cash and temporary cash investments        135.0         (1.5)
Cash and temporary cash investments at beginning of year           26.3         28.7
                                                                -------      -------
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31 *               $ 161.3      $  27.2
                                                                =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                       $   1.1      $   3.8
   Cash paid for income taxes (net of refunds)                  $  21.9      $   0.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* The Corporation considers all highly liquid short-term investments to be cash equivalents.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries

STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                                                As of
                                                                       ------------------------
                                                                       March 31,   December 31,
                                                                         1999          1998
                                                                       ---------   ------------
                                                                      (unaudited)

                                                                             (millions)

Common stock, $10 par value, authorized
   100,000,000 shares, outstanding 82,689,397
   and 83,511,878 shares, respectively                                 $  835.1      $  835.1

Additional paid in capital                                                763.7         761.8

Retained earnings                                                         543.3         409.5

Unearned employee compensation                                             (0.6)         (0.9)

Accumulated Other Comprehensive Income                                     (0.2)         (0.2)

Treasury stock, at cost (826,300 shares held as of March 31, 1999)        (42.0)           --
                                                                       --------      --------
TOTAL COMMON STOCK EQUITY                                              $2,099.3      $2,005.3
                                                                       ========      ========



Columbia Energy Group and Subsidiaries

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                            For the period ended
                                                          ------------------------
                                                          March 31,   December 31,
                                                            1999          1998
                                                          ---------   ------------
                                                         (unaudited)

                                                                (millions)

COMPREHENSIVE INCOME
    Net income                                            $ 150.4       $ 269.2
    Other Comprehensive Income:
      Foreign currency translation adjustment                  --          (0.2)
                                                          -------       -------
COMPREHENSIVE INCOME                                      $ 150.4       $ 269.0
                                                          =======       =======


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries

NOTES

1.       Basis of Accounting Presentation

         The accompanying unaudited consolidated financial statements for the Columbia Energy Group (Columbia) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with generally accepted accounting principles.

         The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Columbia's 1998 Annual Report on Form 10-K. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2.       Diluted Average Common Shares Computation

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

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The computation of diluted average common shares follows:

                                                             Three Months
                                                           Ended March 31,
                                                          -----------------
         Diluted Average Common Shares Computation         1999       1998
         ------------------------------------------------------------------
         Denominator (thousands)
           Average common shares outstanding              83,244     83,259
           Dilutive potential common shares - options        278        272
         ------------------------------------------------------------------
           DILUTED AVERAGE COMMON SHARES                  83,522     83,531
         ==================================================================


         The number of shares reflect a three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


3.       Business Segment Information

         Columbia manages its operations in five primary business segments: transmission and storage; distribution, exploration and production; marketing; and propane, power generation and LNG. The following tables provide information concerning these major business segments. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income is derived from revenues and expenses directly associated with each segment.

                                                        Three Months
                                                      Ended March 31,
                                                   --------------------
         ($ in millions)                            1999         1998
         --------------------------------------------------------------
         REVENUES
             Transmission and Storage
               Unaffiliated                          164.1        148.2
               Intersegment                           89.2         96.7
         --------------------------------------------------------------
               TOTAL                                 253.3        244.9
         --------------------------------------------------------------
             Distribution
               Unaffiliated                        1,017.4        791.6
               Intersegment                            0.7         10.1
         --------------------------------------------------------------
               TOTAL                               1,018.1        801.7
         --------------------------------------------------------------
             Exploration and Production
               Unaffiliated                           15.0         21.2
               Intersegment                           15.5         16.2
         --------------------------------------------------------------
               TOTAL                                  30.5         37.4
         --------------------------------------------------------------
             Marketing
               Unaffiliated                        1,321.6        856.4
               Intersegment                            8.0          9.0
         --------------------------------------------------------------
               TOTAL                               1,329.6        865.4
         --------------------------------------------------------------
             Propane, Power Generation and LNG
               Unaffiliated                           40.0         29.9
               Intersegment                            0.3          0.3
         --------------------------------------------------------------
               TOTAL                                  40.3         30.2
         --------------------------------------------------------------
             Adjustments and eliminations
               Intersegment                         (113.7)      (132.3)
         --------------------------------------------------------------
               TOTAL                                (113.7)      (132.3)
         --------------------------------------------------------------
             CONSOLIDATED                          2,558.1      1,847.3
         --------------------------------------------------------------

         --------------------------------------------------------------
         OPERATING INCOME (LOSS)
             Transmission and Storage                144.2        117.8
             Distribution                            130.2        120.1
             Exploration and Production                5.6         14.4
             Marketing                               (21.5)        (5.5)
             Propane, Power Generation and LNG         9.1          7.5
             Corporate                                 5.0         (0.1)
         --------------------------------------------------------------
             CONSOLIDATED                            272.6        254.2
         ==============================================================

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


4.       Treasury Stock

         In February 1999, Columbia's board of directors approved a repurchase program for up to $100 million of its common stock, through February 29, 2000. The repurchase program authorizes Columbia to make purchases in the open market or otherwise. The timing and terms of purchases, and the number of shares actually purchased, is determined by management based on market conditions and other factors. Purchased shares are held in treasury and are available for general corporate purposes or resale at a future date, or may be retired. Treasury stock purchases are accounted for under the cost method, whereby the cost of the acquired stock is recorded as treasury stock. As of March 31, 1999, Columbia purchased 826,300 common shares at a cost of $42 million.

5.       Risk Management Activities

         Columbia has adopted a policy that provides for commodity trading activities to help ensure stable cash flow, favorable prices and margins as well as to help capture any long-term increases in value. Effective January 1, 1999, Columbia adopted Financial Accounting Standards Board Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10). The net impact of applying EITF 98-10 was immaterial to the consolidated financial statements for the three months ended March 31, 1999.

6.       Bankruptcy Matters

         On November 28, 1995, Columbia and its wholly-owned subsidiary, Columbia Gas Transmission Corporation (Columbia Transmission) emerged from Chapter 11 protection of the United States Bankruptcy Code under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). Both Columbia and Columbia Transmission had operated under Chapter 11 protection from July 31, 1991, until emergence.

         In July 1998, the Bankruptcy Court, granting a motion by Columbia Transmission, entered an Order allowing the claim of the New Bremen Corporation (New Bremen) in accordance with the Claims Mediator's Report and Recommendations and the decision of the U.S. 5th Circuit Court of Appeals. In August 1998, New Bremen filed a notice of appeal of this order to the U.S. District Court for the District of Delaware. This litigation was the last remaining producer claim in Columbia Transmission's bankruptcy proceeding. During the first quarter of 1999, Columbia Transmission reached a settlement with New Bremen. The improvement to Columbia's first quarter 1999 consolidated net income was $20.6 million. The settlement was approved by the Bankruptcy Court on April 12, 1999, and on April 26, 1999, Columbia Transmission distributed the producer holdback amounts in accordance with its Plan of Reorganization and the New Bremen settlement.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       OPERATING INCOME (LOSS) BY SEGMENT

                                                              Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                         1999             1998
                                                       -------          -------
                                                              (millions)

Transmission and Storage                               $ 144.2          $ 117.8

Distribution                                             130.2            120.1

Exploration and Production                                 5.6             14.4

Marketing                                                (21.5)            (5.5)

Propane, Power Generation and LNG                          9.1              7.5

Corporate                                                  5.0             (0.1)
                                                       -------          -------

   CONSOLIDATED                                        $ 272.6          $ 254.2
                                                       =======          =======



                  DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)


                                                              Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                          1999            1998
                                                         ------          ------

Actual                                                    2,778           2,319

Normal                                                    2,947           2,947

% Colder (warmer) than normal                                (6)            (21)

% Colder (warmer) than prior period                          20             (14)

                         PART I - FINANCIAL INFORMATION
                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS

Forward-Looking  Statements

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments and in the section "Impact of Year 2000 on Computer and Other Systems," contains "forward-looking statements," within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, proposed acquisitions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, competition, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions, actual operating experience of acquired assets, our ability to integrate acquired operations into our operations, impact of the year 2000 on computer, operating and other systems, the regulatory process, regulatory and legislative changes as well as changes in general economic, capital and commodity market conditions, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. With respect to Columbia's year 2000 program, the dates on which Columbia believes it will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to timely locate and correct all relevant computer codes for both information technology (IT) and non-IT systems, the nature and amount of programming and testing required to upgrade or replace IT and non-IT systems, timely responses to, and corrections by, third-parties and suppliers, the ability to implement interfaces between, and among, IT and non-IT systems for which remediation or an upgrade is performed, the nature and amount of testing, verification and reporting required by relevant government regulatory authorities, including federal and state utility regulatory bodies, and other similar uncertainties.

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

First Quarter Results

                                   Net Income

Columbia reported first quarter 1999 net income of $150.4 million, or $1.81 per share, up $2.9 million, or $0.04 per share, from $147.5 million, or $1.77 per share, for the first quarter of 1998. This increase

                         PART I - FINANCIAL INFORMATION
                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

reflected 1999 first quarter weather that was 20 percent colder than the record warm weather in the same period last year; however, the first quarter of 1999 was still six percent warmer than normal. This improvement was tempered by the impact of weak natural gas prices that reduced the price received for gas production and depressed trading results, and higher costs related to investments and additional staffing in the marketing segment.

The first quarters of both 1999 and 1998 included one-time items, which were similar in magnitude. In 1999, Columbia reached a settlement on the last remaining producer issue stemming from Columbia's bankruptcy proceedings that concluded in 1995, which improved net income $20.6 million. By order dated April 12, 1999, the bankruptcy court approved this settlement. In 1998, income benefited from a $15 million after-tax reduction in postretirement benefit costs that reflected the purchase of insurance for a portion of those liabilities. In addition, the implementation of state tax planning initiatives increased 1998's first quarter net income by $10 million.

                                    Revenues

Total consolidated net revenues (operating revenues less associated products purchased costs) for the three months ended March 31, 1999, were $651.3 million, a $28.8 million increase over the same period last year primarily reflecting increased net revenues from transportation services for the distribution and transmission segments. This improvement was tempered by lower prices received for gas production and weaker margins in the marketing segment.

                                    Expenses

Operating expenses for the first quarter of 1999 were $378.7 million, an increase of $10.4 million over the same period last year. The settlement of gas supply charges reduced operating expenses by $29.8 million reflecting the bankruptcy-related producer settlement mentioned above. Operation and maintenance expense increased $42 million when compared to the first quarter of 1998. Much of this period-to-period change is attributable to a $23.1 million favorable adjustment recorded last year for a reduction in postretirement benefit costs, mentioned above, and higher costs incurred by the marketing segment this year for additional staffing and building its infrastructure. Also increasing operation and maintenance expense were additional costs associated with the increased propane operations that resulted from acquisitions completed in the second half of 1998.

                            Other Income (Deductions)

Other Income (Deductions), which includes interest income and other interest expense, reduced income by $36.9 million for the first three months of 1999 compared to a reduction to income of $39.3 million in the same period last year. Income increased $1.9 million, primarily due to a gain on the sale of Columbia Energy Resources, Inc.'s (Columbia Resources) surface coal property for $2.9 million, partially offset by lower interest income on temporary investments. Interest expense for the first three months of 1999 was essentially unchanged from the same period last year.

                                  Income Taxes

For the three months ended March 31, 1999, income tax expense of $85.3 million increased $17.9 million compared with the same period last year. The period-to-period increase primarily reflected a 1998 reduction in the effective state income tax rate due to the implementation by Columbia of tax planning initiatives, as well as the higher first quarter 1999 pre-tax income.

Liquidity and Capital Resources

A significant portion of Columbia's operations, most notably in the distribution segment, is subject to

                         PART I - FINANCIAL INFORMATION
                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand, together with external short-term and long-term financing, as needed, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service.

Net cash from operations for the first three months of 1999 was $465.3 million, an increase of $33.5 million over the same period last year. This increase primarily reflects working capital changes, which include a decrease in the overrecovery position primarily reflecting higher gas prices in the current period compared to the same period in 1998. The recovery of gas costs in the distribution subsidiaries' rates is provided for under the current regulatory process.

Columbia satisfies its liquidity requirements primarily through internally generated funds and from the sale of commercial paper, which is supported by the use of two unsecured bank revolving credit facilities that total $1.35 billion (Credit Facilities). The Credit Facilities consist of a $450 million 364-day revolving credit facility, with a one-year term loan option, that expires in March 2000 and a $900 million five-year revolving credit facility that expires in March 2003 and provides for the issuance of up to $300 million of letters of credit.

Interest rates on borrowings under the Credit Facilities are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. In addition, the 364-day facility has a utilization fee if borrowings exceed a certain level. The interest rate margins and facility fee on the commitment amounts are based on Columbia's public debt ratings. In 1998, Moody's Investors Service, Inc. (Moody's) and Fitch Investors Service (Fitch) each upgraded their rating of Columbia's long-term debt to A3 and A, respectively. Columbia's long-term debt rating is BBB+ by Standard & Poor's Ratings Group (S&P). Under the Credit Facilities, higher debt ratings result in lower facility fees and interest rate margins on borrowings. Columbia's commercial paper ratings are F-1 by Fitch, P-2 by Moody's and A-2 by S&P.

As of March 31, 1998, Columbia had approximately $127.2 million of letters of credit issued, of which $48.2 million were issued under the Credit Facilities. At the end of the first quarter of 1999, Columbia did not have any commercial paper outstanding.

During 1998, Columbia entered into fixed-to-floating interest rate swap agreements to modify the interest characteristics of $300 million of its outstanding long-term debt. As a result of these transactions, that portion of Columbia's long-term debt is now subject to fluctuations in interest rates. This allows Columbia to benefit from a lower interest rate environment. In order to maintain a balance between fixed and floating interest rates, Columbia is targeting average floating rate debt exposure for 10-20% of its outstanding long-term debt.

Columbia has an effective shelf registration statement on file with the U.S. Securities and Exchange Commission for the issuance of up to $1 billion in aggregate of debentures, common stock or preferred stock in one or more series. Currently, Columbia has remaining $750 million available under the shelf registration.

At its February 1999 meeting, Columbia's Board of Directors authorized the purchase of up to $100 million of Columbia's common stock through February 29, 2000, in the open market or otherwise. The

                         PART I - FINANCIAL INFORMATION
                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


source of funds for repurchases would consist of available funds or short-term borrowings. Through March 31, 1999, 826,300 common shares have been repurchased under this program at a cost of $42 million. The timing and terms of additional purchases, and the number of shares actually purchased, will be determined by management based on market conditions and other factors. Purchased shares will be held in treasury to be made available for general corporate purposes, or resale at a future date, or they may be retired.

Management believes that its sources of funding are sufficient to meet short-term and long-term liquidity needs.

Proposed Acquisition

On April 18, 1999, Columbia announced that it was proposing a negotiated merger transaction between Columbia and Consolidated Natural Gas Company (CNG). After providing information requested by CNG, Columbia sent a definitive merger agreement to CNG for consideration of CNG's Board of Directors. On May 11, 1999, CNG's Board of Directors voted to reject Columbia's proposal in favor of a revised offer for a transaction with Dominion Resources, Inc. and Columbia subsequently withdrew its offer. On May 12, 1999, Columbia confirmed that it does not intend to pursue a further offer to acquire CNG.

Presentation of Segment Information

Columbia revised its presentation of primary business segment information beginning with the reporting of second quarter results for 1998. Marketing operations are now reported in a separate segment rather than the former marketing, propane and power generation segment. Columbia LNG Corporation's results are now reported in the propane, power generation and LNG segment, rather than in the transmission and storage segment. The results for the first quarter of 1998 have been restated to reflect this change.

Market Risk Exposure

Subsidiaries in Columbia's exploration and production, marketing and propane operations are exposed to market risk due primarily to fluctuations in commodity prices. In order to help minimize this risk, Columbia has adopted a policy that provides for commodity trading activities to help ensure stable cash flow, favorable prices and margins as well as to help capture any long-term increases in value. Financial instruments authorized for use by Columbia for commodity trading include futures, swaps and options. Columbia Energy Services Corporation (Columbia Energy Services) utilizes financial instruments to help assure adequate margins on the purchase and resale of natural gas and electric power. Columbia Resources also utilizes financial instruments to fix prices for a portion of its future production volumes. These positions of Columbia Resources are hedged in the marketplace through Columbia Energy Services. Columbia Propane Corporation (Columbia Propane) utilizes financial instruments to help protect the value of its inventories.

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

Effective January 1, 1999, Columbia adopted Financial Accounting Standards Board Emerging Issues Task Force's recently issued Statement 98-10.

Columbia measures the market risk in its portfolios on a daily basis and employs multiple risk control mechanisms to mitigate market risk including value-at-risk measures using a variance/covariance methodology and volumetric limits.

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

Columbia's Year 2000 program is divided into phases that provide for the timely assessment, remediation and testing of IT and non-IT systems as appropriate. The assessment phase, which was completed at the end of 1998, covers the inventory of systems and the determination as to where potential problems may exist. If a system can not be determined to be either compliant or not date sensitive, it is deemed non-compliant and scheduled for inclusion in the remediation/testing phases. The remediation phase was for the correction of any Year 2000 compliance issues through repair or replacement and was substantially completed for IT systems and non-IT systems as of the date of this report. The testing phase, which is estimated to be approximately 86% and 50% complete for IT and non-IT systems, respectively, is designed to provide assurance that the remediation effort has been successful. Critical devices are tested regardless of whether a manufacturer/vendor has indicated that the device was Year 2000 compliant. Columbia currently has in place general contingency plans in the event that a computer system, facility or process fails; however, Columbia continues its evaluation of the need for special contingency plans in the event that a Year 2000 problem should arise in spite of Columbia's efforts to ensure Year 2000 compliance. Where appropriate, specific Year 2000 contingency plans are being developed for those systems that are essential to Columbia's ongoing businesses. Contingency plans involve having alternate suppliers, processes or personnel on stand-by for essential processes. Columbia's planning for the Year 2000 contingency phase for mission critical processes began on January 1, 1999.

                         PART I - FINANCIAL INFORMATION
                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


For the overall Year 2000 project, the assessment phase is complete. The remediation phase is substantially complete and the testing phase is anticipated to be completed by the end of the second quarter of 1999. Any Year 2000 specific contingency plans that may be necessary are scheduled to be completed by the end of July 1999.

During Columbia's evaluation of a potential acquisition, it performs a Year 2000 readiness review to determine that the company's systems either are or will be Year 2000 compliant in a timely manner.

Another area of concern is Columbia's exposure from third parties that may not be Year 2000 compliant. Columbia continues the process of contacting third parties with which it conducts business to obtain assurance that they will be Year 2000 compliant, utilizing letters and, where appropriate, questionnaires. Columbia has mailed letters to nearly all of its significant vendors and service providers and has verbally communicated with many of those strategic customers to determine whether or not interfaces with such entities are vulnerable to Year 2000 problems and whether the products and services purchased from or by such entities are Year 2000 compliant. Columbia has received responses from a large number of these third parties with many of the companies indicating that they expect to address all of their significant Year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that have not responded, or whose responses were deemed unsatisfactory by Columbia, is currently underway.

The total estimated cost of assessing, testing and remediating Columbia's IT and non-IT systems for Year 2000 compliance, along with the cost of developing contingency plans, is approximately $16 million. The bulk of Columbia's Year 2000 project budget has been and will be applied to the remediation and testing phases. This estimate does not include costs that will be incurred by Columbia related to the acquisitions discussed elsewhere in this report that are expected to close during 1999, however, these incremental Year 2000 costs are not expected to be material. The estimated total cost of the Year 2000 project represents management's assessment, based on information currently available, scope of the project, work already completed and estimated remaining work. The expenditures necessary to become Year 2000 compliant will be satisfied through Columbia's cash flow from operations.

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

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       TRANSMISSION AND STORAGE OPERATIONS

                                                              Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                         1999             1998
                                                       -------          -------

OPERATING REVENUES
    Transportation revenues                            $ 182.4          $ 180.1
    Storage revenues                                      50.3             46.6
    Other revenues                                        20.6             18.2
                                                       -------          -------
Total Operating Revenues                                 253.3            244.9
                                                       -------          -------

OPERATING EXPENSES
    Operation and maintenance                             96.9             85.5
    Settlement of gas supply charges                     (29.8)              --
    Depreciation                                          26.7             26.0
    Other taxes                                           15.3             15.6
                                                       -------          -------
Total Operating Expenses                                 109.1            127.1
                                                       -------          -------

OPERATING INCOME                                       $ 144.2          $ 117.8
                                                       =======          =======


THROUGHPUT (Bcf)
Transportation
    Columbia Transmission
        Market area                                      394.0            356.7
    Columbia Gulf
        Mainline                                         147.4            130.7
        Short-haul                                        50.6             62.2
        Intrasegment eliminations                       (138.7)          (125.0)
                                                       -------          -------
Total Throughput                                         453.3            424.6
                                                       =======          =======

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)


Mainline '99

Columbia Gulf Transmission Company (Columbia Gulf) filed an application with the Federal Energy Regulatory Commission (FERC) in June 1998, for authority to increase the maximum certificated capacity of its mainline facilities. The expansion project, referred to as Mainline '99, will increase Columbia Gulf's certificated capacity to nearly 2.2 billion cubic feet (Bcf) per day by replacing certain compressor units and increasing the horsepower capacity of other compressor stations. Various shippers contracted for the additional service through an open bidding process held in late 1997 and early 1998. On February 10, 1999, the FERC issued an order approving Columbia Gulf's June 1998 filing. Construction commenced on March 3, 1999. On March 12, 1999, requests for rehearing of the FERC order were filed by three parties.

Columbia Gas Transmission Corporation's (Columbia Transmission's) Phase II Rate Proceeding

Columbia Transmission's rate case settlement, approved by the FERC in April 1997, provided for a hearing to address environmental cost recovery that was excluded from the settlement. The procedural schedule established by the presiding Administrative Law Judge provided for a hearing to commence in the fall of 1998. However, at the request of Columbia Transmission and other active parties, the schedule was suspended in May 1998, in order to afford the parties an opportunity to pursue settlement discussions. As a result of these discussions, the active parties reached an agreement in principle on the overall components of an environmental settlement. The comprehensive agreement in principle includes such major components as Columbia Transmission's total allowed recovery of environmental remediation program costs and the disposition of any proceeds received by Columbia Transmission from insurance carriers and others. Columbia Transmission filed the stipulation and agreement with the FERC on April 5, 1999. Initial comments were filed on April 26, 1999, and reply comments filed on May 5, 1999. Based on these comments, the settlement is supported or not opposed by all parties.

Sale of Facilities

During 1997, Columbia Transmission sold approximately 4,500 miles of its gathering lines of which 2,700 miles were sold to Columbia Resources. Approximately 750 miles of gathering facilities were sold to Columbia Resources effective January 1999. There are approximately 800 miles of gathering lines remaining to be sold.

In addition, Columbia Transmission has agreed to sell certain natural gas pipeline facilities that consist of approximately 341 miles of pipeline, together with property and associated facilities, located in New York and Pennsylvania. The sale of these facilities was approved by the FERC in an order issued in November 1998. By order issued on February 10, 1999, FERC denied rehearing. On March 19, 1999, Lomak Petroleum, Inc. petitioned the D.C. Circuit Court of Appeals to review and set aside FERC's orders. The parties are proceeding to consummate this transaction. The sale of these assets would not have a material impact on Columbia's consolidated financial results.

Discussions with FERC

The transmission and storage subsidiaries are in confidential and informal discussions with the staff of the FERC (Staff) concerning the scope of authorization for certain past transactions under the relevant filed tariffs. The transmission and storage subsidiaries initiated these discussions with the FERC. Because these discussions are in a very preliminary stage, management is unable to reasonably estimate the amount that will have to be paid pursuant to reimbursement or other remedies. These subsidiaries are providing information on this matter to the Staff pursuant to an informal non-public inquiry being conducted by the Staff.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)


Bankruptcy Matters

On November 28, 1995, Columbia and its wholly-owned subsidiary, Columbia Transmission emerged from Chapter 11 protection of the United States Bankruptcy Code under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). Both Columbia and Columbia Transmission had operated under Chapter 11 protection from July 31, 1991, until emergence.

In July 1998, the Bankruptcy Court, granting a motion by Columbia Transmission, entered an Order allowing the claim of the New Bremen Corporation (New Bremen) in accordance with the Claims Mediator's Report and Recommendations and the decision of the U.S. 5th Circuit Court of Appeals. In August 1998, New Bremen filed a notice of appeal of this order to the U.S. District Court for the District of Delaware. This litigation was the last remaining producer claim in Columbia Transmission's bankruptcy proceeding. During the first quarter of 1999, Columbia Transmission reached a settlement with New Bremen. The improvement to Columbia's first quarter 1999 consolidated net income was $20.6 million. The settlement was approved by the Bankruptcy Court on April 12, 1999, and on April 26, 1999, Columbia Transmission distributed the producer holdback amounts in accordance with its Plan of Reorganization and the New Bremen settlement.

Throughput

Columbia Transmission's throughput consists of transportation and storage services for local distribution companies and other customers within its market area, which covers fifteen northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana, to West Virginia and short-haul transportation services primarily from the Gulf of Mexico to an interconnection in South Louisiana.

Throughput for the transmission and storage segment totaled 453.3 Bcf for the first quarter of 1999, an increase of 28.7 Bcf over the same period last year, primarily reflecting colder weather in the current period. Also increasing throughput was additional service from Columbia Transmission's market expansion project, which expanded its pipeline and storage services to meet increased customer demand.

Operating Revenues

Total operating revenues were $253.3 million for the first three months of 1999, an increase of $8.4 million over the same period last year, due in large part to additional revenues from transportation and storage services. Also improving revenues in 1999's first quarter was the benefit of increased service from Columbia Transmission's market expansion project. Both periods included the sale of storage base gas that was part of Columbia Transmission's overall 1997 rate settlement. In the first quarter of 1999, approximately 6.9 Bcf was sold for a gain of $14.4 million and in the same period in 1998, approximately 4.7 Bcf of storage base gas was sold for a gain of $13.4 million.

Operating Income

First quarter 1999 operating income of $144.2 million, increased $26.4 million over the same period last year, primarily reflecting the settlement of the producer contract issue, mentioned above. The effect of the $8.4 million increase in revenues was more than offset by $11.4 million higher operation and maintenance costs. Included in 1999's operation and maintenance costs was $6.9 million of expense for an amount due to the parent company from Columbia Transmission's bankruptcy-related settlement. This amount was recorded as a corresponding decrease to operation and maintenance costs by the parent company. In addition, in the first quarter of 1998, a $4.3 million improvement was recorded for the reduction in postretirement benefit costs.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             DISTRIBUTION OPERATIONS

                                                               Three Months
                                                              Ended March 31,
                                                           ---------------------
                                                             1999          1998
                                                           -------       -------
                                                                (millions)

NET REVENUES
    Sales revenues                                         $ 911.1       $ 744.0
    Less: Cost of gas sold                                   666.6         481.5
                                                           -------       -------
    Net Sales Revenues                                       244.5         262.5
                                                           -------       -------

    Transportation revenues                                  107.0          57.7
    Less: Associated gas costs                                 9.9           5.6
                                                           -------       -------
    Net Transportation Revenues                               97.1          52.1
                                                           -------       -------

Net Revenues                                                 341.6         314.6
                                                           -------       -------

OPERATING EXPENSES
    Operation and maintenance                                112.4          91.9
    Depreciation                                              36.0          33.8
    Other taxes                                               63.0          68.8
                                                           -------       -------
Total Operating Expenses                                     211.4         194.5
                                                           -------       -------

OPERATING INCOME                                           $ 130.2       $ 120.1
                                                           =======       =======

THROUGHPUT (Bcf)
    Sales
        Residential                                           69.1          72.0
        Commercial                                            22.9          26.6
        Industrial and other                                   1.0           1.6
                                                           -------       -------
    Total Sales                                               93.0         100.2
    Transportation                                           107.9          84.1
                                                           -------       -------
Total Throughput                                             200.9         184.3
Off-System Sales                                             156.3          29.0
                                                           -------       -------
Total Sold or Transported                                    357.2         213.3
                                                           =======       =======

SOURCES OF GAS FOR THROUGHPUT (Bcf)
    Sources of Gas Sold
        Spot market*                                          52.6          61.4
        Producers                                              2.4           2.9
        Storage withdrawals                                   61.9          63.7
        Company use and other                                132.4           1.2
                                                           -------       -------
    Total Sources of Gas Sold                                249.3         129.2
    Gas received for delivery to customers                   107.9          84.1
                                                           -------       -------
Total Sources                                                357.2         213.3
                                                           =======       =======

* Purchase contracts of less than one year.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)


Market Conditions

During the first quarter of 1999, weather in the market area served by Columbia's distribution subsidiaries (Distribution) was 6% warmer than normal, but 20% colder than in the first quarter of 1998, which was the warmest first quarter on record. As a result, Distribution's weather-sensitive deliveries increased 22.3 Bcf over the first three months of 1998.

Regulatory Matters

In Virginia, legislation has been signed by the governor that permits Columbia Gas of Virginia, Inc. (Columbia of Virginia), upon approval by the Virginia State Corporation Commission (VSCC), to offer all of its 178,000 customers the opportunity to choose their natural gas supplier. This new legislation allows a natural gas distribution company to file for unbundling its rates with the VSCC. The plan cannot go into effect until July 1, 2000. In the interim, a special legislative subcommittee will study the tax implications of natural gas deregulation and make recommendations for tax changes. Columbia of Virginia has been providing a pilot transportation program in the Gainesville market area of Northern Virginia since late 1997 and plans to file in 1999 for permission to expand the Customer CHOICE(SM) program statewide. Also, in April 1999, Columbia of Virginia amended its 1998 rate application to revise its firm rates for residential and small general service customers to recover most non-gas costs as fixed monthly charges rather than volumetric charges.

Environmental Matters

Distribution's primary environmental issues relate to 16 former manufactured gas plant sites. Investigations or remedial activities are currently underway at six sites and remedial construction has been completed at two sites. Additional site investigations may be required at some of the remaining sites. To the extent Distribution's site investigations have been conducted, remediation plans developed and any responsibility for remediation action established, the appropriate estimated liabilities have been recorded. Regulatory assets have also been recorded for a majority of these costs as rate recovery has been authorized or is anticipated.

Voluntary Severance Plans

In January 1999, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) announced a Voluntary Severance Program (VSP) available to all of its nearly 700 employees in its operations department. The program was an effort to bring staffing levels into balance with anticipated work assignments. Stagnant market growth, new technologies, a more modern pipeline system and a more efficient management system for assigning work is permitting Columbia of Pennsylvania to meet its operations obligations with fewer employees. In total, 37 professional, manual and administrative/technical employees in the operations department have elected to participate in the program. By combining the VSP with other workforce reduction measures, Columbia of Pennsylvania has reduced staffing by about 45 full-time employees. These initiatives resulted in a first quarter 1999 charge to operating expense of $1.5 million representing severance and benefits costs for the participating employees, most of whom left the company by March 17, 1999.

Volumes

Total volumes sold and transported of 357.2 Bcf during the first quarter of 1999 increased 143.9 Bcf over the same period last year. In addition to the throughput improvement attributable to this year's colder weather compared to last year, off-system sales were up 127.3 Bcf as Distribution took advantage of higher spot prices after March 1, 1999 to sell gas supplies available due to this winter's warmer than normal weather.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)


Net Revenues

Net revenues for the three months ended March 31, 1999 were $341.6 million, up $27 million from the first quarter of 1998, primarily due to this year's colder weather.

Operating Income

Operating income for the first quarter of 1999 of $130.2 million increased $10.1 million over the same period in 1998. The period-to-period change from the favorable impact on 1999 net revenues of the colder weather was partially offset by a $15 million reduction in postretirement benefit costs in 1998 resulting from the purchase of insurance for a portion of these liabilities.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      EXPLORATION AND PRODUCTION OPERATIONS

                                                              Three Months
                                                             Ended March 31,
                                                        ------------------------
                                                          1999            1998
                                                        --------        --------
                                                               (millions)

OPERATING REVENUES
    Gas revenues                                        $   25.9        $   33.6
    Other revenues                                           4.6             3.8
                                                        --------        --------
Total Operating Revenues                                    30.5            37.4
                                                        --------        --------

OPERATING EXPENSES
    Operation and maintenance                               12.9            10.4
    Depreciation and depletion                               9.5            10.2
    Other taxes                                              2.5             2.4
                                                        --------        --------
Total Operating Expenses                                    24.9            23.0
                                                        --------        --------

OPERATING INCOME                                        $    5.6        $   14.4
                                                        ========        ========


GAS PRODUCTION STATISTICS
Production (Bcf)
    U.S                                                     10.6             9.9
    Canada                                                    --              --
                                                        --------        --------
      Total                                                 10.6             9.9
                                                        ========        ========

Average Price ($ per Mcf)
    U.S                                                     2.44            3.38
    Canada                                                  2.64              --

OIL AND LIQUIDS PRODUCTION STATISTICS
Production (000 Bbls)
    U.S                                                       36              58
    Canada                                                     3              --
                                                        --------        --------
      Total                                                   39              58
                                                        ========        ========

Average Price ($ per Bbl)
    U.S                                                     9.79           14.31
    Canada                                                 12.49              --

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                     EXPLORATION AND PRODUCTION (CONTINUED)


Acquisition

On April 14, 1999, Columbia Resources signed an agreement with The Wiser Oil Company to acquire its Appalachian Basin production and gathering assets. The transaction is valued at approximately $28 million and was closed on May 12, 1999. Columbia Resources purchased a working interest in 487 natural gas and oil wells, more than 100,000 net acres of developed and undeveloped property and a natural gas gathering system. The assets are located primarily in southeastern Kentucky and central West Virginia. Current production from the acquired assets on a net revenue basis is approximately 8 million cubic feet of natural gas per day. The transaction will include 42.7 billion cubic feet equivalent (Bcfe) of proved reserves, which will increase Columbia Resources' reserve base to approximately 844 Bcfe.

Volumes

Gas production for the first quarter of 1999 of 10.6 Bcf was up 0.7 Bcf over the same period in 1998 reflecting new production brought online from wells drilled and completed in late 1998. Columbia Resources anticipates its 1999 gas production to total in excess of 50 Bcf as new wells continue to come online.

Operating Revenues

Operating revenues for the first three months of 1999 of $30.5 million, decreased $6.9 million from the first quarter of 1998. Sharply lower gas prices more than offset the increase in gas production. For the first quarter of 1999, gas prices averaged $2.44 per Mcf, down $0.94 per Mcf, or 28%, from the first quarter of 1998. Third party gathering revenues were essentially unchanged from 1998. As previously reported, certain gathering facilities were transferred from Columbia Transmission to Columbia Resources. Revenues generated from operating these facilities are largely offset by related operation and maintenance expense.

To manage the uncertainty of natural gas prices, Columbia Resources has hedged substantially all of its gas production from April through October 1999 that was subject to price volatility, using various financial instruments. These instruments include "no cost collars" with a floor of approximately $2.39 per Mcf and an average ceiling of about $2.56 per Mcf. These collars, when combined with the previously hedged positions give a price range for Columbia Resources' 1999 second and third quarter production of between $2.56 per Mcf to $2.65 per Mcf.

Operating Income

Operating income of $5.6 million for the three months ended March 31, 1999, decreased $8.8 million from the same period in 1998. This decline reflects the $6.9 million decrease in operating revenues coupled with $2.5 million higher operation and maintenance expense. These higher costs are primarily the result of Columbia Resources' expanded asset base that includes additional gathering facilities.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              MARKETING OPERATIONS


                                                              Three Months
                                                            Ended March 31,
                                                     ---------------------------
                                                       1999               1998
                                                     --------           --------
                                                             (millions)

OPERATING REVENUES
    Gas revenues                                     $1,134.9           $  859.1
    Power revenues                                      194.7                6.3
                                                     --------           --------
Total Operating Revenues                              1,329.6              865.4

Less: Products purchased                              1,324.0              854.1
                                                     --------           --------
Gross Margin                                              5.6               11.3
                                                     --------           --------

OPERATING EXPENSES
    Operation and maintenance                            23.9               15.5
    Depreciation                                          2.0                0.7
    Other taxes                                           1.2                0.6
                                                     --------           --------
Total Operating Expenses                                 27.1               16.8
                                                     --------           --------

OPERATING (LOSS)                                     $  (21.5)          $   (5.5)
                                                     ========           ========


MARKETING SALES
    Gas (Bcf)                                           553.8              364.2
    Power (Gwh)                                         7,846                305

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        MARKETING OPERATIONS (CONTINUED)


Columbia's marketing operations have significantly expanded over the past year. Columbia Energy Services is an industry leader in number of retail customers and now serves nearly half a million customers in 10 states, twice the level of retail customers of a year ago. Gas sales for the first quarter of 1999 have increased 52% over the same period last year while power sales increased to 7,846 gigawatt hours in the first quarter of 1999 compared to 305 gigawatt hours in the first quarter last year. This growth has strained Columbia Energy Services' infrastructure and necessitated investments to improve the infrastructure and to capture market share as retail customers are allowed to choose their energy commodity supplier.

While continuing to work to improve its infrastructure, over the near term, Columbia Energy Services is focusing its efforts in areas where Columbia has an established presence, primarily in the east, mid-continent, and Gulf coast regions. The strategy going forward is to market a broader array of products to this established customer base with a goal to increase margins and shareholder value.

Gross Margin

For the first three months of 1999, the gross margin was $5.6 million, a decrease of $5.7 million compared to the same period last year. The decrease in the gross margin was due primarily to the effect that warm weather had on retail gas operations. The substantial increase in power sales volumes tempered the decrease in the gross margin. The higher gas sales volumes resulted primarily from increased deliveries to low margin wholesale customers.

Operating Loss

The marketing operations reported an operating loss of $21.5 million in the first quarter of 1999, compared to a $5.5 million operating loss in the same period last year. The additional loss primarily reflected the $5.7 million decrease in gross margins and a $10.3 million increase in operating expenses. Operation and maintenance expense was up $8.4 million due to increased investment in infrastructure, costs associated with customer additions and a larger workforce. The workforce, which now totals approximately 440 employees, grew by about 140 over the first quarter of 1998. Depreciation expense increased $1.3 million in 1999's first quarter reflecting depreciation of software systems implemented in mid-1998.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  PROPANE, POWER GENERATION AND LNG OPERATIONS


                                                                Three Months
                                                              Ended March 31,
                                                         -----------------------
                                                           1999            1998
                                                         -------         -------
                                                               (millions)

NET REVENUES
    Propane revenues                                     $  33.3         $  24.7
    Less: Products purchased                                16.1            12.9
                                                         -------         -------
    Net Propane Revenues                                    17.2            11.8

    Power generation                                         2.0             1.5

    Other revenues                                           5.0             4.0
                                                         -------         -------

Net Revenues                                                24.2            17.3
                                                         -------         -------

OPERATING EXPENSES
    Operation and maintenance                               13.0             8.3
    Depreciation                                             1.4             1.0
    Other taxes                                              0.7             0.5
                                                         -------         -------
Total Operating Expenses                                    15.1             9.8
                                                         -------         -------

OPERATING INCOME                                         $   9.1         $   7.5
                                                         =======         =======


PROPANE SALES (MILLIONS OF GALLONS)
    Retail                                                  30.0            22.8
    Wholesale and Other                                      9.0             2.0
                                                         -------         -------
Total Propane Sales                                         39.0            24.8
                                                         =======         =======

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            PROPANE, POWER GENERATION AND LNG OPERATIONS (CONTINUED)


Acquisitions

                         National Propane Partners, L.P.

In April 1999, Columbia Propane announced that it was making a cash tender offer, through its subsidiaries, to acquire all of the outstanding common units of National Propane Partners, LP (National Propane). National Propane agreed to merge into a subsidiary partnership of Columbia Propane. The approximately $210 million transaction involves cash payments to the unit holders, refinancing of about $141 million in debt, and payment of about $2.1 million to the general partners of National Propane. The valuation of the transaction reflects the prepayment by the parent of the general partners of National Propane of approximately $14.9 million of debt.

On May 7, 1999, Columbia Propane announced that, through its subsidiaries, it had accepted for payment approximately 5.9 million common units, or approximately 88.4% of the outstanding common units, of National Propane at $12 per common unit. The completion of the merger is subject to certain closing conditions with any remaining outstanding common units of National Propane then being converted into the right to receive $12 per common unit, without interest.

When completed, the acquisition of National Propane will add more than 210,000 retail and wholesale customers in 24 states, extending Columbia Propane's presence from the mid-Atlantic and northeast to the southeast, midwest and western regions of the United States.

                             Carlos R. Leffler, Inc.

Also in April 1999, Columbia Propane, through its subsidiary, Columbia Petroleum Corporation (Columbia Petroleum), signed a definitive agreement to acquire certain propane and petroleum product assets and associated properties from Carlos R. Leffler, Inc. (Leffler) and other Leffler entities. The transaction closed effective May 11, 1999, and is valued at approximately $60 million, exclusive of inventory and subject to certain post-closing adjustments.

Columbia Propane received the propane assets, consisting of bulk storage facilities with a capacity of over 1.5 million gallons, a pipeline terminal with over 1.2 million gallons of storage, a propane distribution fleet and wholesale and retail operations serving central and eastern Pennsylvania. In 1998, the Leffler propane business served approximately 12,500 customers.

Columbia Petroleum now owns and operates the petroleum assets, including five pipeline terminals, bulk storage facilities with a capacity of over 45 million gallons, and a wholesale and retail petroleum products distribution network serving the eastern half of Pennsylvania, southeastern New York, Maryland and Delaware. In 1998, the Leffler petroleum business had approximately 36,000 customers and sales of approximately 373 million gallons. Products sold by the petroleum business include fuel oil, various grades of diesel fuel and gasoline, kerosene and industrial and automotive lubricants.

The National Propane acquisition, assuming successful consummation, and Leffler acquisition would nearly triple the number of propane customers served and expand Columbia Propane's market area from eight to 35 states, making it one of the largest propane distribution companies in the nation.

Columbia Network Services Corporation (Columbia Network Services)

In the first quarter of 1999, Columbia Network Services discontinued operations of its wholly-owned subsidiary, Energy Net, L.L.C., which was involved in the development of an electronic system that was to serve as a central access point for the scheduling of natural gas transportation. The cost of

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            PROPANE, POWER GENERATION AND LNG OPERATIONS (CONTINUED)


discontinuing this operation was immaterial to Columbia's consolidated financial statements.

Net Revenues

Net revenues for the first quarter of 1999 increased $6.9 million over the same period last year to $24.2 million. Propane sales were up significantly in the current quarter reflecting acquisitions made in 1998, however, sales were still hampered by the warmer than normal weather. Columbia Electric Corporation's power generation net revenues for the three months ended March 31, 1999, increased $500,000 over the same period last year due to higher project revenues.

Operating Income

Operating income for the first three months of 1999 was $9.1 million, up $1.6 million over the first quarter of 1998. The $6.9 million increase in net revenues was partially offset by $5.3 million higher operating expenses. The higher expense was primarily due to a $4.7 million increase in operation and maintenance expense that was attributable to the acquisition of three propane companies during 1998.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

              There have not been any material changes regarding quantitative and qualitative disclosures about market risk from the information reported in Columbia's 1998 Annual Report on Form 10-K other than the information reported on page 16 of the Management's Discussion and Analysis under "Market Risk Exposure."

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              No new reportable matters have arisen and there have been no material developments in any legal proceedings reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1998 except as follows:

         I.   Purchase and Production Matters

         A. New Bremen Corp. v. Columbia Gas Transmission Corp. and Columbia Gulf Transmission Co., No. 88V-631 (Dist. Ct. Austin County, TX); In re The Columbia Gas System, Inc. and Columbia Gas Transmission Corporation, No. 91-893 and No. 91-804 (U.S. bankr. Ct. Dist. Of Del.). The Bankruptcy Court approved the settlement on April 12, 1998. Payment was made on April 26, 1999. This matter is now concluded.

         II.  Other

         A. Cathodic Protection. The history related to this matter is discussed in Columbia's 1998 Annual Report on Form 10-K. On April 29, 1999, the staff of the Virginia State Corporation Commission
              (VSCC) issued a Notice of Probable Violation, indicating it had discovered numerous "probable violations" of the VSCC's pipeline safety regulations. Columbia of Virginia is currently reviewing and preparing its response to the staff's Notice.

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

                None

Item 6.       Exhibits and Reports on Form 8-K

                  Exhibit
                  Number

                   12       Statements of Ratio of Earnings to Fixed Charges
                   27       Financial Data Schedule

              The following reports on Form 8-K were filed during the first quarter of 1999.


                                  Financial
                       Item      Statements
                     Reported     Included       Date of Event         Date Filed
                     --------    -----------     -------------         ----------
                          5         Yes*       February 11, 1999    February 11, 1999

         * Summary of Financial and Operational data for three and twelve months ended December 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Columbia Energy Group
                                                 (Registrant)









Date:  May 13, 1999               By:       /s/ Jeffrey W. Grossman
                                     -----------------------------------------
                                                Jeffrey W. Grossman
                                           Vice President and Controller
                                           (Principal Accounting Officer
                                            and Duly Authorized Officer)