Form 10-Q
period 1999-06-30
COLUMBIA ENERGY GROUP
filed 1999-08-11
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended JUNE 30, 1999
                                                 -------------

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                          Commission file number 1-1098
                                                 ------

                              COLUMBIA ENERGY GROUP

             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                        Delaware                       13-1594808
             --------------------------------------------------------
             (State or other jurisdiction of         (IRS Employer
              incorporation or organization)      Identification No.)

             13880 Dulles Corner Lane, Herndon, VA     20171-4600
             ------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

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

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 82,013,792 shares outstanding at June 30, 1999.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I        FINANCIAL INFORMATION
------        ---------------------

Item 1        Financial Statements

                  Statements of Consolidated Income                               3

                  Consolidated Balance Sheets                                     4

                  Statements of Consolidated Cash Flows                           6

                  Statements of Consolidated Common Stock Equity                  7

                  Statements of Consolidated Comprehensive Income                 7

                  Notes                                                           8

Item 2        Management's Discussion and Analysis of

                  Financial Condition and Results of Operations                  12

Item 3        Quantitative and Qualitative Disclosures About Market Risk         36


PART II       OTHER INFORMATION
-------       -----------------

Item 1        Legal Proceedings                                                  36

Item 2        Changes in Securities and Use of Proceeds                          37

Item 3        Defaults Upon Senior Securities                                    37

Item 4        Submission of Matters to a Vote of Security Holders                37

Item 5        Other Information                                                  38

Item 6        Exhibits and Reports on Form 8-K                                   40

              Signature                                                          42

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                     Three Months                             Six Months
                                                                    Ended June 30,                          Ended June 30,
                                                          ---------------------------------      ----------------------------------
                                                             1999                  1998              1999                  1998
                                                          -----------          ------------      ------------          ------------
                                                                       (millions, except per share amounts)
NET REVENUES
    Energy sales                                          $  1,487.6           $   1,147.4       $   3,747.8           $   2,745.4
    Less:  Products purchased                                1,294.7                 936.8           3,191.6               2,156.0
                                                          -----------          ------------      ------------          ------------

    Gross Margin                                               192.9                 210.6             556.2                 589.4

    Transportation                                             144.9                 121.5             355.6                 282.7
    Production gas sales                                         9.5                  11.7              19.9                  29.1
    Other                                                       49.2                  41.8             116.1                 106.9
                                                          -----------          ------------      ------------          ------------
Total Net Revenues                                             396.5                 385.6           1,047.8               1,008.1
                                                          -----------          ------------      ------------          ------------

OPERATING EXPENSES
    Operation and Maintenance                                  231.8                 216.9             479.9                 423.0
    Settlement of gas supply charges                             -                     -               (29.8)                  -
    Depreciation and depletion                                  58.4                  52.8             135.2                 126.0
    Other taxes                                                 42.0                  45.0             125.6                 134.0
                                                          -----------          ------------      ------------          ------------
Total Operating Expenses                                       332.2                 314.7             710.9                 683.0
                                                          -----------          ------------      ------------          ------------

OPERATING INCOME                                                64.3                  70.9             336.9                 325.1
                                                          -----------          ------------      ------------          ------------

OTHER INCOME (DEDUCTIONS)
    Interest income and other, net                               6.5                   3.2              10.7                   5.5
    Interest expense and related charges                       (40.6)                (38.5)            (81.7)                (80.1)
                                                          -----------          ------------      ------------          ------------
Total Other Income (Deductions)                                (34.1)                (35.3)            (71.0)                (74.6)
                                                          -----------          ------------      ------------          ------------

INCOME BEFORE INCOME TAXES                                      30.2                  35.6             265.9                 250.5
Income Taxes                                                     4.1                  12.8              89.4                  80.2
                                                          -----------          ------------      ------------          ------------

NET INCOME                                                $     26.1           $      22.8       $     176.5           $     170.3
                                                          ===========          ============      ============          ============

BASIC EARNINGS PER SHARE OF COMMON STOCK                  $     0.32           $      0.27       $      2.13           $      2.04
DILUTED EARNINGS PER SHARE OF COMMON STOCK                $     0.32           $      0.27       $      2.12           $      2.03

DIVIDENDS PAID PER SHARE OF COMMON STOCK                  $    0.225           $      0.20       $     0.425           $      0.37

BASIC AVERAGE COMMON SHARES OUTSTANDING (thousands)           82,345                83,335            82,809                83,299
DILUTED AVERAGE COMMON SHARES (thousands)                     82,755                83,726            83,153                83,690

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                        As of
                                                             ---------------------------
                                                               June 30,      December 31,
                                                                 1999           1998
                                                             -----------     -----------
                                                             (unaudited)
ASSETS                                                               (millions)
PROPERTY, PLANT AND EQUIPMENT
    Gas utility and other plant, at original cost            $  7,825.7      $  7,687.8
    Accumulated depreciation                                   (3,661.6)       (3,592.3)
                                                             -----------     -----------
    Net Gas Utility and Other Plant                             4,164.1         4,095.5
                                                             -----------     -----------
    Gas and oil producing properties, full cost method
       United States cost center                                  754.0           714.1
       Canadian cost center                                         7.2             5.0
    Accumulated depletion                                        (240.6)         (225.4)
                                                             -----------     -----------
    Net Gas and Oil Producing Properties                          520.6           493.7
                                                             -----------     -----------
Net Property, Plant and Equipment                               4,684.7         4,589.2
                                                             -----------     -----------

INVESTMENTS AND OTHER ASSETS                                      222.5           122.1
                                                             -----------     -----------

CURRENT ASSETS
    Cash and temporary cash investments                           189.5            26.3
    Accounts receivable, net                                      852.4         1,004.9
    Gas inventory                                                 124.4           186.0
    Other inventories - at average cost                            86.2            26.8
    Prepayments                                                    78.2           115.9
    Regulatory assets                                              58.5            59.5
    Underrecovered gas costs                                       20.2            24.5
    Deferred property taxes                                        38.1            80.0
    Exchange gas receivable                                       220.3           187.4
    Other                                                         117.3            69.2
                                                             -----------     -----------
Total Current Assets                                            1,785.1         1,780.5
                                                             -----------     -----------

REGULATORY ASSETS                                                 373.1           391.4
DEFERRED CHARGES                                                  137.2            85.5
                                                             -----------     -----------

TOTAL ASSETS                                                 $  7,202.6      $  6,968.7
                                                             ===========     ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

Columbia Energy Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                          As of
                                                                   -------------------------------------------------------
                                                                        June 30,                        December 31,
                                                                          1999                              1998
                                                                   ---------------------             ---------------------
                                                                      (unaudited)
CAPITALIZATION AND LIABILITIES                                                          (millions)
CAPITALIZATION
    Common stock equity                                             $            2,071.0              $            2,005.3
    Long-term debt                                                               1,950.6                           2,003.1
                                                                   ---------------------             ---------------------
Total Capitalization                                                             4,021.6                           4,008.4
                                                                   ---------------------             ---------------------

CURRENT LIABILITIES
    Short-term debt                                                                174.5                             144.8
    Accounts and drafts payable                                                    674.3                             710.7
    Accrued taxes                                                                  141.3                             205.9
    Accrued interest                                                                28.9                              17.3
    Estimated rate refunds                                                          58.7                              59.2
    Supplier obligations                                                             -                                72.4
    Overrecovered gas costs                                                         54.9                              34.3
    Transportation and exchange gas payable                                        405.6                             134.2
    Other                                                                          371.0                             312.9
                                                                   ---------------------             ---------------------
Total Current Liabilities                                                        1,909.2                           1,691.7
                                                                   ---------------------             ---------------------

OTHER LIABILITIES AND DEFERRED CREDITS
    Deferred income taxes, noncurrent                                              682.5                             655.3
    Investment tax credits                                                          33.4                              34.1
    Postretirement benefits other than pensions                                    102.8                             103.7
    Regulatory liabilities                                                          42.5                              44.0
    Deferred revenue                                                               183.9                             191.4
    Other                                                                          226.7                             240.1
                                                                   ---------------------             ---------------------
Total Other Liabilities and Deferred Credits                                     1,271.8                           1,268.6
                                                                   ---------------------             ---------------------
TOTAL CAPITALIZATION AND LIABILITIES                                $            7,202.6              $            6,968.7
                                                                   =====================             =====================

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

                                                                                                 Six Months
                                                                                               Ended June 30,
                                                                                 -----------------------------------------------
                                                                                        1999                          1998
                                                                                 -----------------             -----------------
                                                                                                  (millions)
OPERATING ACTIVITIES
   Net income                                                                     $         176.5               $         170.3
   Adjustments for items not requiring (providing) cash:
      Depreciation and depletion                                                            135.2                         126.0
      Deferred income taxes                                                                  32.5                          34.3
      Earnings from equity investment, net of distributions                                  (7.5)                         (3.7)
      Other - net                                                                           (43.0)                         (3.3)
                                                                                 -----------------             -----------------
                                                                                            293.7                         323.6
   Change in components of working capital:
      Accounts receivable                                                                   152.5                         123.1
      Gas inventory                                                                          61.6                          96.7
      Prepayments                                                                            37.7                          28.6
      Accounts payable                                                                      (13.8)                        (25.0)
      Accrued taxes                                                                         (64.6)                        (31.0)
      Accrued interest                                                                       11.6                           3.4
      Estimated rate refunds                                                                 (0.5)                        (14.7)
      Estimated supplier obligations                                                        (40.7)                         (1.3)
      Under/Overrecovered gas costs                                                          24.9                          11.3
      Exchange gas receivable/payable                                                       238.5                          15.9
      Other working capital                                                                   1.0                          21.6
                                                                                 -----------------             -----------------
Net Cash from Operations                                                                    701.9                         552.2
                                                                                 -----------------             -----------------

INVESTMENT ACTIVITIES
   Capital expenditures                                                                    (206.9)                       (163.4)
   Other investments - net                                                                 (176.9)                         (8.5)
                                                                                 -----------------             -----------------
Net Investment Activities                                                                  (383.8)                       (171.9)
                                                                                 -----------------             -----------------

FINANCING ACTIVITIES
   Retirement of long-term debt                                                             (52.4)                         (0.9)
   Dividends paid                                                                           (35.1)                        (31.1)
   Issuance of common stock                                                                   3.7                           5.4
   Issuance (repayment) of short-term debt                                                   29.7                        (281.4)
   Purchase of treasury stock                                                               (79.9)                          -
   Other financing activities                                                               (20.9)                        (53.3)
                                                                                 -----------------             -----------------
Net Financing Activities                                                                   (154.9)                       (361.3)
                                                                                 -----------------             -----------------
Increase in cash and temporary cash investments                                             163.2                          19.0
Cash and temporary cash investments at beginning of year                                     26.3                          28.7
                                                                                 -----------------             -----------------
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30 *                                  $         189.5               $          47.7
                                                                                 =================             =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                                                    71.5                          74.5
   Cash paid for income taxes (net of refunds)                                               67.9                          32.0

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

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                                                 As of
                                                                -----------------------------------------
                                                                     June 30,              December 31,
                                                                       1999                    1998
                                                                -----------------       -----------------
                                                                  (unaudited)

                                                                              (millions)
Common stock, $.01 par value, authorized
   200,000,000 shares, outstanding 82,013,792
   and 83,511,878 shares, respectively*                              $       0.8             $     835.1

Additional paid in capital*                                              1,599.8                   761.8

Retained earnings                                                          550.9                   409.5

Unearned employee compensation                                              (0.6)                   (0.9)

Accumulated other comprehensive income                                       -                      (0.2)

Treasury stock, at cost (1,539,800 shares held as of
  June 30, 1999)                                                           (79.9)                    -
                                                              --------------------   ---------------------

TOTAL COMMON STOCK EQUITY                                            $   2,071.0             $   2,005.3
                                                              ====================   =====================


* As described in Note 5, the par value of the common stock was reduced from $10 to $.01 per share and the number of authorized shares of common stock increased from 100 million to 200 million effective May 19, 1999.


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                        For the year to date
                                                                            period ended
                                                              --------------------------------------------
                                                                    June 30,              December 31,
                                                                      1999                    1998
                                                              --------------------   ---------------------
                                                                  (unaudited)

                                                                                (millions)
COMPREHENSIVE INCOME

    Net income                                                           $   176.5               $   269.2
    Other Comprehensive Income:
      Foreign currency translation adjustment                                  0.2                    (0.2)
                                                               --------------------   ---------------------
COMPREHENSIVE INCOME                                                     $   176.7               $   269.0
                                                               ====================   =====================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

Columbia Energy Group and Subsidiaries

NOTES

1.     Basis of Accounting Presentation

       The accompanying unaudited consolidated financial statements for Columbia Energy Group (Columbia) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with generally accepted accounting principles.

       The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Columbia's 1998 Annual Report on Form 10-K and 1999 First Quarter Form 10-Q. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2.     Diluted Average Common Shares Computation

       Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) requires dual presentation of basic and diluted earnings per share (EPS) by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution if certain securities are converted into common stock.

       The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The computation of diluted average common shares follows:

                                                                   Three Months                          Six Months
                                                                  Ended June 30,                       Ended June 30,
                                                             -------------------------           -------------------------
       Diluted Average Common Shares Computation               1999              1998              1999              1998
       -------------------------------------------------------------------------------------------------------------------
       Denominator (thousands)
         Basic average common shares outstanding             82,345            83,335            82,809            83,299
         Dilutive potential common shares - options             410               391               344               391
       -------------------------------------------------------------------------------------------------------------------
         DILUTED AVERAGE COMMON SHARES                       82,755            83,726            83,153            83,690
       -------------------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

3.     Business Segment Information

       Columbia manages its operations in five primary business segments: transmission and storage; distribution; exploration and production; marketing; and propane, power generation and LNG. The following tables provide information concerning these major business segments. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income is derived from revenues and expenses directly associated with each segment.

                                                           Three Months                  Six Months
                                                          Ended June 30,               Ended June 30,
                                                      ----------------------       -----------------------
       ($ in millions)                                  1999           1998          1999           1998
       ----------------------------------------------------------------------------------------------------
       REVENUES
            Transmission and Storage
               Unaffiliated                             116.5          120.4         280.6          268.6
               Intersegment                              66.3           64.7         155.5          161.4
       ----------------------------------------------------------------------------------------------------
               TOTAL                                    182.8          185.1         436.1          430.0
       ----------------------------------------------------------------------------------------------------
            Distribution
               Unaffiliated                             316.7          310.6       1,334.1        1,102.2
               Intersegment                               2.7            1.7           3.4           11.8
       ----------------------------------------------------------------------------------------------------
               TOTAL                                    319.4          312.3       1,337.5        1,114.0
       ----------------------------------------------------------------------------------------------------
            Exploration and Production
               Unaffiliated                              13.1           15.3          28.1           36.5
               Intersegment                              18.4           17.1          33.9           33.3
       ----------------------------------------------------------------------------------------------------
               TOTAL                                     31.5           32.4          62.0           69.8
       ----------------------------------------------------------------------------------------------------
            Marketing
               Unaffiliated                           1,211.9          864.6       2,533.5        1,721.0
               Intersegment                               3.1            8.6          11.1           17.6
       ----------------------------------------------------------------------------------------------------
               TOTAL                                  1,215.0          873.2       2,544.6        1,738.6
       ----------------------------------------------------------------------------------------------------
            Propane, Power Generation and LNG
               Unaffiliated                              42.0           15.8          82.0           45.7
               Intersegment                              (0.4)          (0.2)         (0.1)           0.1
       ----------------------------------------------------------------------------------------------------
               TOTAL                                     41.6           15.6          81.9           45.8
       ----------------------------------------------------------------------------------------------------
            Adjustments and eliminations
               Intersegment                             (90.1)         (91.8)       (203.8)        (224.1)
       ----------------------------------------------------------------------------------------------------
               TOTAL                                    (90.1)         (91.8)       (203.8)        (224.1)
       ----------------------------------------------------------------------------------------------------
            CONSOLIDATED                              1,700.2        1,326.8       4,258.3        3,174.1
       ----------------------------------------------------------------------------------------------------
       OPERATING INCOME (LOSS)
            Transmission and Storage                     55.9           58.8         200.1          176.6
            Distribution                                 16.6           13.4         146.8          133.5
            Exploration and Production                    6.9            8.5          12.5           22.9
            Marketing                                   (10.5)          (7.6)        (32.0)         (13.1)
            Propane, Power Generation and LNG            (0.5)          (0.2)          8.6            7.3
            Corporate                                    (4.1)          (2.0)          0.9           (2.1)
       ----------------------------------------------------------------------------------------------------
            CONSOLIDATED                                 64.3           70.9         336.9          325.1
       ----------------------------------------------------------------------------------------------------

4.     Treasury Stock

       In February 1999, Columbia's board of directors (Board of Directors or Columbia's Board) approved a repurchase program for up to $100 million of its common stock, through February 29, 2000. The repurchase program authorizes Columbia to make purchases in the open market or otherwise. The timing and terms of purchases, and the number of shares actually purchased,

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

       is determined by management based on market conditions and other factors. Purchased shares are held in treasury and are available for general corporate purposes or resale at a future date, or may be retired. Treasury stock purchases are accounted for under the cost method, whereby the cost of the acquired stock is recorded as treasury stock. As of June 30, 1999, Columbia had purchased 1,539,800 common shares at a cost of $79.9 million.

       In July 1999, Columbia's Board authorized a $400 million increase in the company's open market share repurchase program, bringing the total amount available under the program to approximately $420 million as of July 15, 1999. The Board of Directors authorized the repurchase program through July 14, 2000.

5.     Common Stock - Amendments

       At Columbia's Annual Meeting of Shareholders on May 19, 1999, the shareholders voted to approve an amendment of Columbia's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 100 million to 200 million and decrease the par value of common stock from $10 to $.01 per share. This change resulted in a transfer during the second quarter of 1999 of $834.3 million from the Common Stock account to the Additional Paid In Capital account.

6.     Debt Repurchase

       During May 1999, Columbia repurchased $52.45 million of its 7.62% Series G debentures due November 28, 2025, at a price of approximately 99% of par value. The net impact of the early extinguishment of such debt was immaterial.

7.     Risk Management Activities

       Columbia has adopted a policy that provides for commodity trading activities to help ensure stable cash flow, favorable prices and margins as well as to help capture any long-term increases in value. Effective January 1, 1999, Columbia adopted Financial Accounting Standards Board Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10). The market value of the open physical and financial positions at June 30, 1999, reflected a gain of approximately $12.8 million, which Columbia recorded in income through the first half of 1999.

8.     Bankruptcy Matters

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

       During the first quarter of 1999, Columbia Transmission resolved its last remaining producer claim in its bankruptcy proceeding. The improvement to Columbia's first quarter 1999 consolidated net income was $20.6 million. The settlement was approved by the Bankruptcy Court on April 12, 1999 and on April 26, 1999, Columbia Transmission distributed the producer holdback amounts in accordance with its Plan of Reorganization and a producer settlement. There remain four non-producer claims to be resolved, all of which are being litigated outside of the Bankruptcy Court. Columbia believes adequate reserves have been established for resolution of the remaining non-producer claims.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

9.     Unsolicited Tender Offer

       On June 25, 1999, NiSource Inc., an Indiana corporation (NiSource), through its wholly-owned subsidiary, CEG Acquisition Corp., a Delaware corporation (collectively, the "Bidder"), disclosed in a Tender Offer Statement on Schedule 14D-1 an offer to purchase all of the outstanding shares of Columbia's common stock at a price per share of $68.00 (Offer Price) net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated June 25, 1999 and in the related Letter of Transmittal (together, the "Offer"). The Offer is subject to numerous conditions. Twelve conditions and numerous other sub-conditions must be satisfied or waived before Bidder is obligated to consummate the Offer.

       In response to NiSource's unsolicited tender offer, Columbia's Board voted to reject the Offer and set forth a number of factors, including the separate opinions of Morgan Stanley & Co., Inc. and Salomon Smith Barney Inc. that the Offer Price is inadequate from a financial point of view to Columbia's stockholders. The decision of the Board of Directors and the factors considered in the analysis of the Offer are discussed more fully in the Solicitation/Recommendation Statement filed by Columbia on Schedule 14D-9 with the Securities and Exchange Commission on July 6, 1999.

       The Offer is currently set to expire on October 15, 1999, unless further extended. Columbia has retained the services of independent financial and legal advisors to assist it in connection with the Offer. As of the date of this report, Columbia is not in discussions with Bidder or any other potential buyer regarding the consensual sale of Columbia, or a substantial portion of Columbia's assets.

       In connection with the Tender Offer, NiSource has commenced litigation against Columbia and five purported shareholder class actions have also been filed (Refer to Part II-Other Information, Item 1C. Legal Proceedings). At this time, the outcome of these proceedings is uncertain.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       OPERATING INCOME (LOSS) BY SEGMENT

                                                          Three Months                            Six Months
                                                         Ended June 30,                          Ended June 30,
                                                ------------------------------           ------------------------------
                                                    1999               1998                 1999                1998
                                                -----------         ----------           -----------         ----------
                                                                               (millions)
Transmission and Storage                          $ 55.9               $ 58.8              $ 200.1              $ 176.6

Distribution                                        16.6                 13.4                146.8                133.5

Exploration and Production                           6.9                  8.5                 12.5                 22.9

Marketing                                          (10.5)                (7.6)               (32.0)               (13.1)

Propane, Power Generation and LNG                   (0.5)                (0.2)                 8.6                  7.3

Corporate                                           (4.1)                (2.0)                 0.9                 (2.1)
                                                -----------         ----------           -----------           ----------

   CONSOLIDATED                                   $ 64.3               $ 70.9              $ 336.9              $ 325.1
                                                ===========         ==========           ===========           ==========


                  DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)

                                                          Three Months                            Six Months
                                                         Ended June 30,                          Ended June 30,
                                                ------------------------------           ------------------------------
                                                    1999               1998                  1999               1998
                                                -----------         ----------           -----------         ----------

Actual                                               483                518                  3,261               2,837

Normal                                               580                580                  3,527               3,527

% Colder (warmer) than normal                        (17)               (11)                    (8)                (20)

% Colder (warmer) than prior period                   (7)               (38)                    15                 (20)

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS

Forward-Looking Statements

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments and in the section "Impact of Year 2000 on Computer and Other Systems," contains "forward-looking statements," within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, proposed acquisitions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, competition, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions, actual operating experience of acquired assets, Columbia's ability to integrate acquired operations into our operations, impact of the year 2000 on computer, operating and other systems, the regulatory process, regulatory and legislative changes as well as changes in general economic, capital and commodity market conditions, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. With respect to Columbia's year 2000 program, the dates on which Columbia believes it will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to timely locate and correct all relevant computer codes for both information technology (IT) and non-IT systems, the nature and amount of programming and testing required to upgrade or replace IT and non-IT systems, timely responses to, and corrections by, third-parties and suppliers, the ability to implement interfaces between, and among, IT and non-IT systems for which remediation or an upgrade is performed, the nature and amount of testing, verification and reporting required by relevant government regulatory authorities, including federal and state utility regulatory bodies, and other similar uncertainties.

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

Second Quarter Results

                                   Net Income

Columbia reported second quarter 1999 net income of $26.1 million, or $0.32 per share, an increase of $3.3 million, or $0.05 per share, over the same period in 1998. The increase was primarily attributable to a

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

reduction in tax expense, as discussed below, that increased net income $6.9 million, as well as improved results from the distribution operations. Partially offsetting these improvements were higher expenses associated with expanding Columbia's retail marketing operations and $2.7 million related to an offer made to acquire Consolidated Natural Gas Company in April 1999 that was later withdrawn.

                                    Revenues

Total second quarter 1999 net revenues (operating revenues less associated products purchased costs) were $396.5 million, a $10.9 million increase over the same period last year. The improvement largely reflected increased transportation services for the distribution segment and higher net revenues for the marketing segment due to increased natural gas and power sales.

                                    Expenses

For the three months ended June 30, 1999, operating expenses of $332.2 million were $17.5 million higher than the same period last year. The increase primarily reflected a $14.9 million increase in operation and maintenance costs due in large part to additional staffing levels and expanding the retail operations in the marketing segment. Generally higher costs in the distribution operations also contributed to the increase in operation and maintenance expense. Depreciation expense in the current period was higher than 1998's second quarter due to increased plant in service and additional computer equipment and software in the marketing segment. Other taxes decreased $3 million primarily reflecting lower property taxes for the distribution segment.

                            Other Income (Deductions)

Other Income (Deductions), which includes interest income and other interest expense, reduced income by $34.1 million for the second three months of 1999 compared to a reduction to income of $35.3 million in the same period of 1998. Interest income was up $3.3 million primarily due to increased interest on temporary cash investments reflecting higher short-term investment balances in the current period. Interest expense reflected an increase of $2.1 million over the same period in 1998 due to an increase in short-term borrowings.

                                  Income Taxes

For the three months ended June 30, 1999, income tax expense of $4.1 million decreased $8.7 million from the same period last year. The period-to-period decrease primarily reflected a 1999 second quarter reduction in tax expense for state net operating loss carryforwards and lower pre-tax income.

Six Month Results

                                   Net Income

Columbia's net income for the first half of 1999 was $176.5 million, or $2.13 per share, an increase of $6.2 million, or $0.09 per share, over the same period in 1998. This increase reflected weather for the first six months of 1999 that was 15 percent colder than the record warm weather in the same period of 1998. Weather for the first six months of 1999 was still eight percent warmer than normal. This improvement was tempered by the impact of higher operating expenses, weak natural gas prices that reduced the price received for gas production, depressed gross margins and higher costs related to additional investments and staffing in the marketing segment.

Other items affecting net income during the first half of both years included the favorable effect of a settlement on the last remaining producer issue stemming from Columbia's bankruptcy proceedings that concluded in 1995, which improved 1999 net income by $20.6 million. In 1998, net income benefited from a $15.9 million reduction in postretirement benefit costs that reflected the purchase of insurance for a portion of those liabilities.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

                                    Revenues

For the six months ended June 30, 1999, net revenues of $1,047.8 million increased $39.7 million over the same period in 1998, primarily reflecting the impact of this year's colder weather, increased transportation services and higher net revenues for propane and petroleum products attributable to recent acquisitions. Reduced prices for natural gas production partially offset these improvements.

                                    Expenses

Operating expenses for the first half of 1999 were $710.9 million, an increase of $27.9 million over the same period last year. Operation and maintenance expense increased $56.9 million due to the effect of a $24.8 million favorable adjustment recorded last year for the reduction in postretirement benefit costs, mentioned above, and higher costs incurred by the marketing segment in 1999 for additional staffing and building its infrastructure. Also increasing operation and maintenance expense were additional costs associated with the growth in the propane operations attributable to recent acquisitions. The settlement of gas supply charges reduced operating expenses by $29.8 million reflecting the bankruptcy-related producer settlement mentioned above.

                            Other Income (Deductions)

Other Income (Deductions) reduced income by $71 million for the first half of 1999 compared to a $74.6 million reduction to income in the same period last year. Other income increased $5.2 million due to a $2.9 million gain on the sale of Columbia Energy Resources, Inc.'s (Columbia Resources) surface coal property and higher interest income on temporary investments. Interest expense reflected an increase of $1.6 million over the prior period due to an increase in short-term borrowings.

                                  Income Taxes

Income tax expense of $89.4 million for the 1999 first half rose $9.2 million from the year-earlier period, primarily due to higher income in 1999. Income benefited as a result of tax planning initiatives in the 1998 first quarter and to a lesser extent in the 1999 second quarter.

Liquidity and Capital Resources

A significant portion of Columbia's operations, most notably in the distribution segment, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand, together with external short-term and long-term financing, as needed, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service.

Net cash from operations for the first half of 1999 was $701.9 million, an increase of $149.7 million over the same period last year. This increase primarily reflects working capital changes, which included an increase in short-term transportation payable and exchange gas for volumes received in the first half of 1999 that will be settled later in the year.

Columbia satisfies its liquidity requirements primarily through internally generated funds and from the sale of commercial paper, which is supported by two unsecured bank revolving credit facilities that total $1.35 billion (Credit Facilities). The Credit Facilities consist of a $450 million 364-day revolving credit facility, with a one-year term loan option, that expires in March 2000 and a $900 million five-year revolving credit facility that expires in March 2003 and provides for the issuance of up to $300 million of letters of credit.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

Interest rates on borrowings under the Credit Facilities are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. In addition, the 364-day facility has a utilization fee if borrowings exceed a certain level. The interest rate margins and facility fee on the commitment amounts are based on Columbia's public debt ratings. In 1998, Moody's Investors Service, Inc. (Moody's) and Fitch Investors Service (Fitch) each upgraded their rating of Columbia's long-term debt to A3 and A, respectively. Columbia's long-term debt rating is BBB+ by Standard & Poor's Ratings Group (S&P). Under the Credit Facilities, higher debt ratings result in lower facility fees and interest rate margins on borrowings. Columbia's commercial paper ratings are F-1 by Fitch, P-2 by Moody's and A-2 by S&P. Recently, these three credit agencies announced that they were reviewing Columbia's recent developments for a possible ratings change.

As of June 30, 1999, Columbia had approximately $124 million of letters of credit issued, of which approximately $45 million were issued under the Credit Facilities. At the end of the second quarter of 1999, Columbia had $174.5 million of commercial paper outstanding, which included $71 million of borrowings to effectuate a deposit made in anticipation of completing the acquisition of National Propane Partners, L.P. and over $60 million for other propane acquisitions.

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

At its February 1999 meeting, Columbia's Board of Directors (Board of Directors or Columbia's Board) authorized the purchase of up to $100 million of Columbia's common stock through February 29, 2000, in the open market or otherwise. In July 1999, Columbia's Board authorized the purchase of an additional $400 million of common stock through July 14, 2000. The source of funds for repurchases consists of available funds and/or borrowings. Through June 30, 1999, 1,539,800 common shares have been repurchased under this program at a cost of approximately $80 million, leaving approximately $420 million available. The timing and terms of additional purchases, and the number of shares actually purchased, will be determined by management based on market conditions and other factors. Purchased shares will be held in treasury to be made available for general corporate purposes, or resale at a future date or they may be retired.

Management believes that its sources of funding are sufficient to meet short-term and long-term liquidity needs of Columbia.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

Unsolicited Tender Offer

On June 25, 1999, NiSource Inc., an Indiana corporation (NiSource), through its wholly-owned subsidiary, CEG Acquisition Corp., a Delaware corporation (collectively, the "Bidder"), disclosed in a Tender Offer Statement on Schedule 14D-1 (Schedule 14D-1) an offer to purchase all of the outstanding shares of Columbia's common stock at a price per share of $68.00 (Offer Price) net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated June 25, 1999, and in the related Letter of Transmittal (together, the "Offer"). The Offer is subject to numerous conditions. Twelve conditions and numerous other sub-conditions must be satisfied or waived before Bidder is obligated to consummate the Offer.

In response to NiSource's unsolicited tender offer, Columbia's Board voted to reject the Offer and set forth a number of factors, including the separate opinions of Morgan Stanley & Co., Inc. and Salomon Smith Barney Inc. that the Offer Price is inadequate from a financial point of view to Columbia's stockholders. The decision of the Board of Directors and the factors considered in the analysis of the Offer are discussed more fully in the Solicitation/Recommendation Statement filed by Columbia on Schedule 14D-9 with the Securities and Exchange Commission on July 6, 1999.

The Offer is currently set to expire on October 15, 1999, unless further extended. Columbia has retained the services of independent financial and legal advisors to assist it in connection with the Offer. As of the date of this report, Columbia is not in discussions with Bidder or any other potential buyer regarding the consensual sale of Columbia, or a substantial portion of Columbia's assets.

Market Risk Exposure

Subsidiaries in Columbia's exploration and production, marketing and propane operations are exposed to market risk due primarily to fluctuations in commodity prices. In order to help minimize this risk, Columbia has adopted a policy that provides for commodity trading activities to help ensure stable cash flow, favorable prices and margins as well as to help capture any long-term increases in value. Financial instruments authorized for use by Columbia for commodity trading include futures, swaps and options. Columbia Energy Services Corporation (Columbia Energy Services) utilizes financial instruments to help assure adequate margins on the purchase and resale of natural gas and electric power. Columbia Resources utilizes financial instruments to fix prices for a portion of its future production volumes. These positions of Columbia Resources are hedged in the marketplace through Columbia Energy Services. Columbia Propane Corporation (Columbia Propane) utilizes financial instruments to help protect the value of its inventories.

In July 1999, a newly appointed president and chief executive officer of Columbia Energy Services reduced the level of trading activity at Columbia Energy Services while an ongoing evaluation is conducted to restructure the trading operations. During this period, trading activity will focus on managing physical assets and better aligning these operations with the needs in gas and power sales. As a result, Columbia Energy Services no longer engages in open position trading in power and further trading in weather derivatives has been curtailed. Positions in natural gas, electric power and weather derivatives continue to be controlled within predetermined limits as provided by Columbia's senior management. Columbia's policy prohibits any Columbia subsidiary from entering into trading positions that are not effectively connected with its business. The risks associated with these trading activities are managed consistent with policies approved by Columbia's Board of Directors. Market risks are monitored by an independent risk control group operating separately from the area that creates or actively manages these risk exposures in compliance with Columbia's stated risk management policies.

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

Columbia utilizes mark-to-market accounting for its gas and power marketing operations and marks all physical and financial positions to market in accordance with generally accepted accounting principals.

Columbia also utilizes fixed-to-floating interest rate swap agreements to modify the interest characteristics of a portion of its outstanding long-term debt. As a result of these transactions, $300 million of Columbia's long-term debt is now subject to fluctuations in interest rates.

Impact of Year 2000 on Computer and Other Systems

The Year 2000 issue is a worldwide concern because many existing computer programs and certain computer hardware were initially designed without considering the impact of the change to the Year 2000. If not corrected, certain computer, operating and other systems could fail or create erroneous results.

Columbia is evaluating its IT and non-IT systems to determine if they are Year 2000 compliant and, if these systems are not Year 2000 compliant, what corrective action is necessary. IT and non-IT systems that are currently being identified, tested and, as necessary, corrected or replaced with compliant systems include: 1) mission critical processes that relate to the safety or dependability of Columbia's natural gas delivery system and other core business operations; 2) customer billing, vendor payment, shareholder records and payroll systems; and 3) other processes relevant to Columbia's continued operations. Embedded chips and other non-IT hardware that are found to not be Year 2000 compliant are being replaced or upgraded as appropriate. To ensure timely completion of all phases of the Year 2000 project, Columbia is utilizing external consultants with relevant Year 2000 expertise on certain aspects of the project.

Columbia's Year 2000 program is divided into phases that provide for the timely assessment, remediation and testing of IT and non-IT systems as appropriate. The assessment phase, which was completed at the end of 1998, covers the inventory of systems and the determination as to where potential problems may exist. If a system can not be determined to be either compliant or date sensitive, it is deemed non-compliant and scheduled for inclusion in the remediation/testing phases. The remediation phase was for the correction of any Year 2000 compliance issues through repair or replacement and has been completed for IT systems and non-IT systems. The testing phase for IT and non-IT systems, which is designed to provide assurance that the remediation effort has been successful, is substantially complete. Critical devices were tested regardless of whether a manufacturer/vendor has indicated that the device was Year 2000 compliant. To further test Columbia's Year 2000 readiness, Columbia will conduct drills in late August and early September 1999, that will simulate operations during the loss of key public services. Columbia currently has in place general contingency plans in the event that a computer system, facility or process fails; however, Columbia continues its evaluation of the need for special contingency plans in the event that a Year 2000 problem should arise in spite of Columbia's efforts to ensure Year 2000 compliance. Where appropriate, specific Year 2000 contingency plans are being developed for those systems that are essential to Columbia's ongoing businesses. Year 2000 contingency plans involve having alternate suppliers, processes or personnel on stand-by for essential processes. Columbia's planning for the Year 2000 contingency phase for mission critical processes began on January 1, 1999, and is substantially complete.

In addition to the evaluation of its own systems, Columbia performs a Year 2000 readiness review in connection with its evaluation of potential acquisitions to determine that the potential acquisition's systems either are or will be Year 2000 compliant in a timely manner. Recent acquisitions are scheduled to be Year 2000 ready by mid-October 1999.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

Another area of concern is Columbia's exposure from third parties that may not be Year 2000 compliant. Columbia continues the process of contacting third parties with which it conducts business to obtain assurance that they will be Year 2000 compliant, utilizing letters and, where appropriate, questionnaires. Columbia has mailed letters to nearly all of its significant vendors and service providers and has verbally communicated with many of their strategic customers to determine whether or not interfaces with such entities are vulnerable to Year 2000 problems and whether the products and services purchased from or by such entities are Year 2000 compliant. Columbia has received responses from a high percentage of these third parties with many of the companies indicating that they expect to address all of their significant Year 2000 issues on a timely basis. Where Columbia is not comfortable with the Year 2000 readiness of any third parties, Columbia is developing appropriate contingency plans to address their potential impact on Columbia's operations.

The total estimated cost of assessing, testing and remediating Columbia's IT and non-IT systems for Year 2000 compliance, along with the cost of developing contingency plans, is approximately $16 million. The bulk of Columbia's Year 2000 project budget has been applied to the remediation and testing phases. This estimate does not include costs that will be incurred by Columbia related to the acquisitions that may close subsequent to the date of this report. The total cost of Columbia's IT and non-IT systems Year 2000 compliance efforts combined with any incremental Year 2000 costs incurred relating to the acquisitions discussed elsewhere in this report that are expected to close during 1999, are not expected to be material. The estimated total cost of the Year 2000 project represents management's assessment, based on information currently available, scope of the project, work already completed and estimated remaining work. The expenditures necessary to become Year 2000 compliant will be satisfied through Columbia's cash flow from operations.

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

Capital Expenditures

Primarily as a result of recent acquisitions, including the acquisition of National Propane Partners, L.P. in July 1999, capital expenditures for 1999 are now expected to be approximately $1 billion, an increase of $350 million over the estimate reported in Columbia's 1998 Annual Report on Form 10-K.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION AND STORAGE OPERATIONS

                                                      Three Months                                 Six Months
                                                     Ended June 30,                               Ended June 30,
                                             --------------------------------           ----------------------------------
                                                 1999                1998                    1999                 1998
                                             ------------        ------------           -------------        -------------
                                                                             (millions)
OPERATING REVENUES
    Transportation revenues                      $ 134.5             $ 134.5                 $ 316.9              $ 314.6
    Storage revenues                                43.7                45.7                    94.0                 92.3
    Other revenues                                   4.6                 4.9                    25.2                 23.1
                                             -------------        ------------             -----------          -----------
Total Operating Revenues                           182.8               185.1                   436.1                430.0
                                             -------------        ------------             -----------          -----------

OPERATING EXPENSES
    Operation and maintenance                       86.6                89.0                   183.5                174.5
    Settlement of gas supply charges                 -                   -                     (29.8)                 -
    Depreciation                                    26.9                24.0                    53.6                 50.0
    Other taxes                                     13.4                13.3                    28.7                 28.9
                                             -------------        ------------             -----------          -----------
Total Operating Expenses                           126.9               126.3                   236.0                253.4
                                             -------------        ------------             -----------          -----------

OPERATING INCOME                                  $ 55.9              $ 58.8                 $ 200.1              $ 176.6
                                             =============        ============             ===========          ===========


THROUGHPUT (BCF)
Transportation
    Columbia Transmission
        Market area                                164.4               166.9                   558.4                523.6
    Columbia Gulf
        Mainline                                   149.5               151.1                   296.9                281.8
        Short-haul                                  58.0                59.4                   108.6                121.6
        Intrasegment eliminations                 (145.6)             (147.4)                 (284.3)              (272.4)
                                             -------------        ------------             -----------          -----------
Total Throughput                                   226.3               230.0                   679.6                654.6
                                             =============        ============             ===========          ===========

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Proposed Millennium Pipeline Project

The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to northeast and mid-Atlantic markets. The 442-mile pipeline will connect to TransCanada Pipe Lines Ltd. at a new Lake Erie export point and transport approximately 700,000 Mcf per day. Nine shippers have signed agreements for the available capacity. A filing with the Federal Energy Regulatory Commission (FERC), requesting approval of the Millennium Project, was made on December 22, 1997. This filing began the extensive review process, including opportunities for public review, communication and comment. The Millennium Project sponsors have announced that the proposed in-service date is expected to be November 1, 2000.

The current sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd., and MCN Energy Group, Inc.

Market Expansion Project

Columbia Transmission continued construction of its Market Expansion project that expands its pipeline and storage system to meet increased customer demands. The final phase of storage service began in April 1999, and the final phase of transportation service will begin in November 1999. Upon completion, the expansion will add approximately 500,000 Mcf per day of firm service to 23 customers.

The New York State Electric & Gas Corporation (NYSEG) filed an appeal with the
U. S. Court of Appeals for the District of Columbia Circuit, primarily to challenge the FERC's approval of rolled-in pricing for the Market Expansion project service levels. On June 4, 1999, the U.S. Court of Appeals for the District of Columbia dismissed the appeal filed by NYSEG. Because Columbia Transmission will not seek to recover the costs of the Market Expansion Project until its next rate case, the court concluded that NYSEG's appeal was premature. NYSEG did not seek rehearing of the Court's dismissal.

Columbia Gulf Mainline Capacity Proceeding

In 1993, the FERC directed Columbia Gulf Transmission Company (Columbia Gulf) to show cause as to why it had not sought FERC abandonment authorization to reduce capacity on its mainline facility. Since that time, Columbia Gulf has responded to various information requests from the FERC. In an August 8, 1997 order, the FERC approved a settlement between Columbia Gulf and FERC's enforcement staff requiring Columbia Gulf to conduct a 30-day open season on additional firm mainline capacity up to its certificated design. Although certain of Columbia Gulf's customers challenged the terms of the settlement, Columbia Gulf concluded the open season on December 15, 1997, which resulted in requests for capacity that exceeded the capacity specified in Columbia Gulf's FERC certificate. On December 24, 1998, the FERC issued an order rejecting challenges and reaffirmed the settlement. On January 25, 1999, a petition for clarification or rehearing and a separate petition for rehearing of the FERC's December 24, 1998 order were filed in this proceeding. On February 19, 1999, the FERC issued a tolling order giving itself additional time to act on the January 25, 1999 petitions. In late February 1999, five parties appealed the December 24, 1998 and August 8, 1997 FERC orders to the Court of Appeals for the District of Columbia. On June 2, 1999, the U.S. Court of Appeals for the D.C. Circuit dismissed the appeals as premature.

Proposed East Lateral Expansion and SunStar Pipeline Projects

Columbia Gulf announced plans in September 1998, to consider an expansion of its onshore East Lateral system at Grand Isle, Louisiana. The expansion of the East Lateral would provide additional capacity to shippers from Grand Isle. The expansion, which will add approximately 600,000 Mcf per day of incremental

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

firm transportation capacity, would be accomplished by adding new facilities and expanding existing facilities. The proposed SunStar Pipeline Project, in which Columbia Gulf is participating and will serve as the developer and operator, will transport gas from the deep water areas of the Gulf of Mexico to Columbia Gulf's onshore lateral at Grand Isle. This offshore pipeline project of approximately 56 miles will have capacity of 660,000 Mcf per day and is complementary to the expansion of the East Lateral facilities, mentioned above.

Columbia Gulf conducted open seasons in the fall of 1998 to obtain binding commitments from interested parties for the additional capacity from the East Lateral Expansion and the SunStar Pipeline Project. Based on the open season interest, Columbia Gulf is reevaluating the design parameters of the proposed pipelines and continuing its negotiations with potential shippers who are drilling prospects in the proposed service area of the Gulf of Mexico.

Volunteer Pipeline

On April 14, 1999, Columbia Gulf, MCN Energy Group, Inc. and AGL Resources, Inc. announced the start of an open season offering approximately 250,000 Mcf of capacity in a proposed 24-inch natural gas pipeline extending approximately 160 miles from an interconnection near Portland, Tennessee to an interconnection near Chattanooga, Tennessee. The pipeline, to be called the Volunteer Pipeline (Volunteer), anticipates additional interconnections with several pipeline companies including Columbia Gulf.

Volunteer recently concluded the open season where nearly a dozen companies requested more than 440,000 Mcf per day of capacity. Potentially expandable to approximately 500,000 Mcf per day, Volunteer expects to provide firm natural gas transportation from the mid-continent into the Atlanta and other southeastern markets.

Subsequent to the open season, AGL Resources, Inc. withdrew its participation in the project. Volunteer expects to file an application with the FERC in 2000 and to be in service by November 2001. Columbia Gulf will serve as operator of the new pipeline facilities.

Sale of Facilities

Major facility sales activities to date in 1999 include: 1) 750 miles of gathering facilities sold to Columbia Resources in January 1999; 2) approximately 341 miles of certain natural gas pipeline and associated property and facilities, known as the Project Penny System, sold to Norse Pipeline, LLC in June 1999, and 3) approximately 230 miles of pipeline in Ohio is planned to be sold to a third party as set forth in a letter of intent dated June 7, 1999.

Lomak Petroleum, Inc. appealed the FERC orders authorizing the Project Penny System sale. The appeal is currently pending in the US Court of Appeals for the District of Columbia Circuit.

Excluding the above referenced sales, there are approximately 800 miles of gathering lines remaining to be sold.

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

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

However, at the request of Columbia Transmission and other active parties, the schedule was suspended in May 1998, in order to afford the parties an opportunity to pursue settlement discussions. As a result of these discussions, the active parties reached an agreement in principle on the overall components of an environmental settlement. The comprehensive agreement in principle includes such major components as Columbia Transmission's total allowed recovery of environmental remediation program costs and the disposition of any proceeds received by Columbia Transmission from insurance carriers and others. Columbia Transmission filed the stipulation and agreement with the FERC on April 5, 1999. Subsequent to the filing of initial comments and reply comments, on May 20, 1999, the Administrative Law Judge certified the settlement to FERC as unopposed. However, based on statements in the initial comments filed with the Administrative Law Judge, the FERC found that it was unclear whether two parties, the Public Service Commission of the State of New York and the Public Service Commission of the Commonwealth of Kentucky (Joint States), were contesting the settlement or not. By order dated August 2, 1999, the FERC directed the Joint States to notify the FERC and the other parties within fifteen days of the issuance of the order whether the Joint States are contesting the settlement. Management expects that the settlement will ultimately be approved by FERC. If approved, the settlement would not have a material effect on the consolidated financial results.

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

Throughput for the transmission and storage segment totaled 226.3 Bcf and 679.6 Bcf for the second quarter and first half of 1999, respectively. For the second quarter, this represents a minor decrease of 3.7 Bcf primarily due to certain short-term transportation contracts not being renewed in 1999. Colder weather in 1999 and increased transportation services from Columbia Transmission's market expansion project resulted in a 25 Bcf increase in throughput for the first half of 1999 over the same period last year.

Operating Revenues

Total operating revenues were $182.8 million for the second quarter of 1999, a decrease of $2.3 million from the same period in 1998. After adjusting for certain revenues that are fully offset in operating expense, revenues improved $2.6 million primarily due to increased transportation services from Columbia Transmission's market expansion project.

For the first half of 1999, operating revenues were $436.1 million, an increase of $6.1 million over the six months ended June 30, 1998, due in large part to additional revenues from Columbia Transmission's market expansion project. Both periods included the sale of storage base gas that was part of Columbia Transmission's overall 1997 rate settlement. In the first quarter of 1999, approximately 6.9 Bcf was sold for a gain of $14.4 million and in the same period in 1998, approximately 4.7 Bcf of storage base gas was sold for a gain of $13.4 million.

Operating Income

Operating income for the second quarter was $55.9 million, a decrease of $2.9 million from the same period last year. After adjusting for items that have no effect on operating income, as mentioned above, the $2.6 million improvement in revenues was offset by increased operating expenses. Increased operating expenses

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

were primarily a result of higher depreciation expense of $2.9 million due in part to additional plant in service.

For the first half of 1999, operating income for the transmission and storage segment of $200.1 million increased $23.5 million over the same period last year reflecting $17.4 million lower operating expenses and $6.1 million higher operating revenues. Lower operating expenses included the producer contract settlement recorded in the 1999 first quarter stemming from Columbia's prior bankruptcy proceedings. Partially offsetting this increase was the effect of a 1998 improvement attributable to a $4.5 million reduction in postretirement benefit costs.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            DISTRIBUTION OPERATIONS

                                                        Three Months                                  Six Months
                                                       Ended June 30,                               Ended June 30,
                                                -----------------------------              -------------------------------
                                                   1999               1998                    1999                 1998
                                                ----------         ----------              -----------         -----------
                                                                              (millions)
NET REVENUES
    Sales revenues                                $ 252.7            $ 276.5                 $ 1,163.8           $ 1,020.5
    Less: Cost of gas sold                          155.4              158.3                     822.0               639.8
                                                ----------         ----------               -----------        ------------
    Net Sales Revenues                               97.3              118.2                     341.8               380.7
                                                ----------         ----------               -----------        ------------

    Transportation revenues                          66.7               35.8                     173.7                93.5
    Less: Associated gas costs                        9.0                4.4                      18.9                10.0
                                                ----------         ----------               -----------        ------------
    Net Transportation Revenues                      57.7               31.4                     154.8                83.5
                                                ----------         ----------               -----------        ------------

Net Revenues                                        155.0              149.6                     496.6               464.2
                                                ----------         ----------               -----------        ------------

OPERATING EXPENSES
    Operation and maintenance                        97.2               92.0                     209.6               183.9
    Depreciation                                     17.1               16.7                      53.1                50.5
    Other taxes                                      24.1               27.5                      87.1                96.3
                                                ----------         ----------               -----------        ------------
Total Operating Expenses                            138.4              136.2                     349.8               330.7
                                                ----------         ----------               -----------        ------------

OPERATING INCOME                                   $ 16.6             $ 13.4                   $ 146.8             $ 133.5
                                                ==========         ==========               ===========        ============

THROUGHPUT (BCF)
    Sales
        Residential                                  15.5               20.9                      84.6                92.9
        Commercial                                    5.1                7.1                      28.0                33.7
        Industrial and other                          0.6                0.8                       1.6                 2.4
                                                ----------         ----------               -----------        ------------
    Total Sales                                      21.2               28.8                     114.2               129.0
    Transportation                                   76.9               62.5                     184.8               146.6
                                                ----------         ----------               -----------        ------------
Total Throughput                                     98.1               91.3                     299.0               275.6
Off-System Sales                                      9.2               22.4                     165.5                51.4
                                                ----------         ----------               -----------        ------------
Total Sold and Transported                          107.3              113.7                     464.5               327.0
                                                ==========         ==========               ===========        ============

SOURCES OF GAS FOR THROUGHPUT (BCF)
    Sources of Gas Sold
        Spot market*                                 84.9               57.6                     137.5               119.0
        Producers                                     2.3                2.5                       4.7                 5.4
        Storage withdrawals (injections)            (36.3)             (25.9)                     25.6                37.8
        Other                                       (20.5)              17.0                     111.9                18.2
                                                ----------         ----------               -----------        ------------
    Total Sources of Gas Sold                        30.4               51.2                     279.7               180.4
    Gas received for delivery to customers           76.9               62.5                     184.8               146.6
                                                ----------         ----------               -----------        ------------
Total Sources                                       107.3              113.7                     464.5               327.0
                                                ==========         ==========               ===========        ============

* Reflects volumes under purchase contracts of less than one year.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

Market Conditions

Weather for the first half of 1999 in the market area served by Columbia's distribution subsidiaries (Distribution) was 8% warmer than normal, but 15% colder than the record warm weather in the first half of 1998. For the first six months of 1999, Distribution's weather-sensitive deliveries were up 22 Bcf from last year.

Regulatory Matters

In April 1999, Columbia Gas of Kentucky, Inc. (Columbia of Kentucky) filed an application with the Kentucky Public Service Commission (KPSC) seeking approval to initiate a residential and small commercial transportation program. Under the terms of the filing, all of Columbia of Kentucky's 140,000 customers would be eligible to choose a new supplier for gas deliveries commencing in November 1999. In late May 1999, the KPSC issued an order stating that more time was needed to determine the reasonableness of the proposal and suspending the filing until April 1, 2000. However, the KPSC could issue a final decision prior to the end of the suspension period. If its program were approved, Columbia of Kentucky would be the first utility in Kentucky, gas or electric, to offer a choice of supplier to all of its customers.

In May 1998, Columbia Gas of Virginia, Inc. (Columbia of Virginia) filed a rate case with the Virginia State Corporation Commission (VSCC) requesting an annual revenue increase of $5.3 million over the revenues then being collected, subject to refund, under a 1997 rate case filing. In April 1999, Columbia of Virginia amended its May 1998 rate increase application to revise its rate design for residential and small general service customers, effective January 1, 2000, to recover most non-gas costs through a monthly fixed charge rather than the traditional volumetric charge. In June 1999, hearings were held on cost-of-service and tariff issues in the case. On June 30, 1999, the VSCC staff and the Virginia Attorney General, representing the interests of residential and small commercial customers, filed testimony opposing the proposed rate design and seeking a downward adjustment in Columbia of Virginia's return on equity. A proposed settlement resolving all of the issues in this case, with the exception of rate design and return on equity, was filed with the VSCC on July 16, 1999. The proposed settlement would provide for additional annual revenue of approximately $4 million. Hearings on the rate design and return on equity issues were held on July 19 and 20, 1999.

In Pennsylvania, legislation was signed by the governor in June 1999 that will allow consumers statewide to choose their natural gas supplier. Under the legislation, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania), upon approval of the Pennsylvania Public Utility Commission (PPUC), can offer all of its 388,000 customers the opportunity to choose a supplier by July 1, 2000. Before offering choice programs to customers, each Pennsylvania natural gas utility is required to submit a restructuring plan to the PPUC. The legislation makes Pennsylvania one of the first states to offer customers both gas and electric choice on a statewide level. At present, more than 70% of Columbia of Pennsylvania's customers in seven counties can choose their supplier under a program approved by the PPUC in 1998. Another major component of the legislation is the repeal of the gross receipts tax on natural gas use, effective January 1, 2000. The law also provides for a rate freeze until 2001. On August 2, 1999, Columbia of Pennsylvania filed an expanded statewide restructuring plan with the PPUC. If approved expeditiously, Columbia of Pennsylvania's expanded restructuring plan would take effect on November 1, 1999.

Environmental Activity

In early June 1999, Columbia of Pennsylvania was notified by the Environmental Protection Agency (EPA) Region 5 that it was a Potentially Responsible Party
(PRP) in a removal action pursuant to Section

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

106 of the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), also known as Superfund, concerning a site in Wooster, Ohio, known as 7-7 Merger, Inc. Coal tar materials sent by Columbia of Pennsylvania from the former manufactured gas plant site at York, Pennsylvania to 7-7 Merger, Inc. for recycling in 1997 are potentially among the materials abandoned by 7-7 Merger, Inc. at the Wooster site. There are approximately 28 parties that received a similar notice from EPA. There is no reasonable way to estimate liability at this time. However, the EPA preliminary estimate of the total costs of response is $702,000. Based upon the EPA estimate and preliminary cost sharing discussions among a PRP group, a preliminary estimate of Columbia of Pennsylvania's costs for the removal action would be approximately $25,000.

Volumes

During the second quarter of 1999, total volumes sold and transported of 107.3 Bcf decreased 6.4 Bcf from last year's second quarter. The decline reflects a decrease in off-system sales opportunities in the current quarter, which was only partially offset by the impact of increased industrial activity in oil refining and electric generation along with residential and commercial customer growth.

For the first six months of 1999, total volumes sold and transported of 464.5 Bcf increased 137.5 Bcf over the first half of 1998. The improved throughput reflects this year's colder weather compared to 1998, and a 114.1 Bcf increase in off-system sales as Distribution took advantage of higher spot prices in March 1999 to sell gas supplies available due to warmer than normal weather.

Net Revenues

Net revenues for the three months ended June 30, 1999 were $155 million, up $5.4 million over last year's second quarter, primarily due to commercial customers using additional transportation services. Second quarter results in both years were hampered by warmer than normal weather.

For the first half of 1999, net revenues were $496.6 million, up $32.4 million from the first six months of 1998 primarily due to this year's colder weather and additional transportation services for commercial customers.

Operating Income

Operating income for the three months ended June 30, 1999 of $16.6 million increased $3.2 million over the same period in 1998 due to the higher net revenues partially offset by a $2.2 million increase in operating expenses. A $5.2 million increase in operation and maintenance expense due in part to higher benefits costs was largely offset by lower other taxes primarily reflecting reduced property taxes.

For the six months ended June 30, 1999, operating income of $146.8 million increased $13.3 million over the first half of 1998. The $32.4 million increase in net revenues over last year was partially offset by $19.1 million in higher operating expenses. In 1998, operating income benefited from a $15.9 million reduction in postretirement benefits costs that reflected the purchase of insurance for a portion of those liabilities. Other changes in operation and maintenance expense increased $9.8 million over the first half of 1998 reflecting higher benefits costs as well as increased miscellaneous costs. Depreciation expense rose $2.6 million due to additional plant in service while other taxes decreased $9.2 million as a result of lower property taxes.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                     EXPLORATION AND PRODUCTION OPERATIONS

                                                            Three Months                           Six Months
                                                           Ended June 30,                        Ended June 30,
                                                         --------------------                 ---------------------
                                                          1999           1998                 1999            1998
                                                         -----          -----                 -----           -----
                                                                                (millions)
    OPERATING REVENUES
        Gas revenues                                     $27.9          $28.8                 $53.8           $62.4
        Other revenues                                     3.6            3.6                   8.2             7.4
                                                         -----          -----                 -----           -----
    Total Operating Revenues                              31.5           32.4                  62.0            69.8
                                                         -----          -----                 -----           -----

    OPERATING EXPENSES
        Operation and maintenance                         13.4           12.4                  26.3            22.8
        Depreciation and depletion                         8.7            8.7                  18.2            18.9
        Other taxes                                        2.5            2.8                   5.0             5.2
                                                         -----          -----                 -----           -----
    Total Operating Expenses                              24.6           23.9                  49.5            46.9
                                                         -----          -----                 -----           -----

    OPERATING INCOME                                      $6.9           $8.5                 $12.5           $22.9
                                                         =====          =====                 =====           =====


    GAS PRODUCTION STATISTICS
    Production (Bcf)
        U.S.                                              10.2           10.2                  20.8            20.1
        Canada                                             0.1            0.1                   0.1             0.1
                                                         -----          -----                 -----           -----
          Total                                           10.3           10.3                  20.9            20.2
                                                         =====          =====                 =====           =====

    Average Price ($ per Mcf)
        U.S.                                              2.69           2.81                  2.56            3.09
        Canada                                            2.24           2.66                  2.41            2.79

    OIL AND LIQUIDS PRODUCTION STATISTICS
    Production (000 Bbls)
        U.S.                                                50             48                    86             106
        Canada                                               2              4                     5               4
                                                         -----          -----                 -----           -----
          Total                                             52             52                    91             110
                                                         =====          =====                 =====           =====

    Average Price ($ per Bbl)
        U.S.                                             12.67          12.66                 11.45           13.45
        Canada                                           19.01          17.37                 15.06           17.56

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                     EXPLORATION AND PRODUCTION (CONTINUED)

Acquisitions

On June 17, 1999, Columbia Resources purchased the assets of Thornwood Gas, Inc. and Northeast Gathering System, Inc. The transaction involves a 50% interest in a 40-mile natural gas gathering pipeline system, eight natural gas wells and 70,000 developed and undeveloped acres. This transaction is the latest in an ongoing effort by Columbia Resources to expand its production capability and pipeline infrastructure.

Columbia Resources completed its acquisition on May 12, 1999, of The Wiser Oil Company's Appalachian Basin production and gathering assets. The transaction is valued at approximately $28 million. Columbia Resources purchased working interests in 487 natural gas and oil wells, more than 100,000 net acres of developed and undeveloped property and a natural gas gathering system. The assets are located primarily in southeastern Kentucky and central West Virginia. Current production from the acquired assets on a net revenue basis is approximately 8 MMcf of natural gas per day. The transaction includes 42.7 billion cubic feet equivalent (Bcfe) of proved reserves, which increases Columbia Resources' reserve base to approximately 844 Bcfe.

Drilling Activity

On June 15, 1999, Columbia Resources announced that it has successfully penetrated the Trenton-Black River formation and discovered a potentially significant natural gas production zone in Roane County, West Virginia. Geologic characteristics of this well, on a preliminary basis, appear to be similar to prospects Columbia Resources successfully developed in New York in the Trenton-Black River formation. Columbia Resources has been successful on 70% of the wells attempted in this formation in the New York sub-basin where it has established production from 25 wells. Columbia Resources has scheduled drilling of an offset well in the fall of 1999, which will attempt to confirm the Roane County discovery.

Columbia Resources' drilling activity through June 1999 has resulted in the discovery of 14.7Bcfe of gas and oil reserves throughout the Appalachian Basin. The Roane County well described above is not included due to additional engineering required to fully evaluate the reserve additions. Excluding the Roane County well, through June 1999, 90 wells have been spudded with 71 of these wells completed. Of the wells completed, 55 gross (49.1 net) have been successful resulting in a success rate of 77%. Current year drilling performance compares to a success rate of 73% achieved during the same period of 1998 that yielded a total of 5.7 net Bcfe.

Columbia Resources has participated in 39 gross wells (32.7 net) during the second quarter resulting in a success rate of 79%. Reserves developed from these wells totaled 7.5 net Bcfe. During the same period of 1998, Columbia Resources completed 25 gross (21.4 net) wells adding reserves of 3.2 net Bcfe.

Gathering Facilities

Effective January 1, 1999, Columbia Resources owned and operated an additional 700 miles of gathering pipelines that were purchased from Columbia Transmission and, effective April 1, 1999, Columbia Resources is operating an additional 487 wells and a gas gathering system acquired from The Wiser Oil Company.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                     EXPLORATION AND PRODUCTION (CONTINUED)

Volumes

Gas production for the second quarter of 1999 of 10.3 Bcf was unchanged from last year's second quarter principally due to pipeline and deliverability constraints. For the six months ended June 30, 1999, gas production increased
0.7 Bcf to 20.9 Bcf.

Operating Revenues

Operating revenues for the three months ended June 30, 1999 of $31.5 million decreased $0.9 million from the second quarter of 1998 due to a $0.12 per Mcf drop in average natural gas prices from last year.

For the six months ended June 30, 1999, operating revenues of $62.0 million were down $7.8 million from the same period last year as a $0.53 per Mcf drop in average natural gas prices was only partially offset by the increase in gas production.

Columbia Resources is continuing its strategy of managing the uncertainty of natural gas prices by hedging a portion of its gas production through October 1999 that was subject to price volatility, using various financial instruments. These instruments include "no cost collars" with a floor of approximately $2.39 per Mcf and an average ceiling of about $2.59 per Mcf. These collars, when combined with the previously hedged positions, result in an average price range of $2.57 per Mcf to $2.67 per Mcf for Columbia Resources' 1999 third quarter production.

Operating Income

Operating income for the second quarter of 1999 of $6.9 million decreased $1.6 million from the same period in 1998. This decline reflects the decrease in operating revenues along with an increase of $1.0 million in operation and maintenance expense due in large part to gathering costs. These higher costs are primarily the result of Columbia Resources' expanded asset base that includes additional gathering facilities.

For the first six months of 1999, operating income of $12.5 million declined $10.4 million from the first half of 1998. This decline was primarily due to the decline in operating revenues and an increase in operation and maintenance expense of $3.5 million. These higher costs are due in large part to an expanded asset base, as discussed above.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              MARKETING OPERATIONS

                                                    Three Months                               Six Months
                                                   Ended June 30,                            Ended June 30,
                                               ------------------------                 --------------------------
                                                   1999         1998                         1999          1998
                                               -----------  -----------                 -------------  -----------
                                                                          (millions)
 OPERATING REVENUES
     Gas revenues                              $ 858.5           $781.7                  $1,993.4         $1,640.8
     Power revenues                              356.5             91.5                     551.2             97.8
                                               -------           ------                  --------         --------
 Total Operating Revenues                      1,215.0            873.2                   2,544.6          1,738.6

 Less: Products purchased                      1,198.7            861.5                   2,522.7          1,715.6
                                               -------           ------                  --------         --------

 Gross Margin                                     16.3             11.7                      21.9             23.0

                                               -------           ------                  --------         --------
 OPERATING EXPENSES
     Operation and maintenance                    23.8             18.0                      47.7             33.5
     Depreciation                                  2.4              0.7                       4.4              1.4
     Other taxes                                   0.6              0.6                       1.8              1.2
                                               -------           ------                  --------         --------
 Total Operating Expenses                         26.8             19.3                      53.9             36.1
                                               -------           ------                  --------         --------

 OPERATING (LOSS)                              $ (10.5)          $ (7.6)                 $  (32.0)        $  (13.1)
                                               =======           ======                  ========         ========


 MARKETING SALES
     Gas (billion cubic feet)                    391.4            347.4                     945.2            711.6
     Power (gigawatt hours)                      9,910            3,048                    17,756            3,353

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        MARKETING OPERATIONS (CONTINUED)

As of the end of the second quarter of 1999, Columbia Energy Services' retail marketing operations served 320,000 gas sales customers compared to 53,300 in 1998's second quarter. Total gas sales for the first half of 1999 increased to
945.2 Bcf, an increase of 33% over the same period last year while power sales of 17,756 gigawatt hours for the first six months of 1999 were up 14,403 gigawatt hours, or five times, over the same period last year. This growth resulted in additional customer acquisition and retention costs, as well as higher expense for other related activities necessary to increase market share and support a larger customer base.

Four primary businesses comprise Columbia Energy Services. The three businesses that focus on retail activities are: a) Major Accounts that markets energy products and services to industrial and commercial clients; b) Mass Markets which markets energy products and services to residential and small commercial customers through several channels, and c) an internet based business that offers a variety of services to energy marketers and consumers. The wholesale business provides energy products and services to wholesale customers and trades natural gas, power and weather derivatives and manages the delivery obligations and risks generated by the retail marketing and wholesale origination business.

Although gross margins showed improvement in the second quarter of 1999, management continues to be dissatisfied with Columbia Energy Services' overall operations and results. In July 1999, a newly appointed president and CEO of Columbia Energy Services reduced the level of trading activity while an ongoing evaluation is conducted to restructure the trading operations. During this period trading activity will focus on managing physical assets and better aligning these operations with the needs in gas and power sales. In addition, in August 1999, a determination was made to consolidate the Major Accounts and Mass Markets businesses, and base them in Herndon, Virginia. Such consolidation will involve a reduction in staff that will result in severance and other costs being recorded in the third quarter. Moreover, the new CEO of Columbia Energy Services will be continuing the strategic assessment of all facets of Columbia Energy Services' businesses, which was begun in the first quarter of 1999, including ongoing action taken with company personnel and outside consultants to identify and address infrastructure weaknesses that continue to depress results and adversely effect operating efficiency.

Gross margins

Gross margins for the second quarter of 1999 were $16.3 million, an increase of $4.6 million over the same period last year. This improvement was mainly due to increased natural gas sales attributable to Columbia Energy Services' increased retail customer base and fees related to gas management activities for third parties. Tempering this increase were lower power margins that more than offset a substantial increase in power volumes.

For the six months ended June 30, 1999, gross margins totaled $21.9 million, down $1.1 million from the same period last year. The decrease was primarily due to lower gross margins in the first quarter of 1999.

Operating Loss

An operating loss of $10.5 million was recorded in the second quarter of 1999, which was $2.9 million greater than the loss in the same period in 1998 after taking into account certain insurance coverages in 1999. The increased loss reflects higher customer acquisition and retention costs and costs for retail marketing operations incurred from on-going consulting services to improve the marketing segment's infrastructure that more than offset the $4.6 million gross margin increase.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        MARKETING OPERATIONS (CONTINUED)

For the first half of the year, an operating loss of $32 million was reported compared to $13.1 million in the same period last year. The increased loss primarily reflected higher customer acquisition costs related to the retail marketing operations and higher personnel-related costs arising from a larger workforce that has grown to approximately 440 employees at the end of the second quarter, an increase of about 117 employees over the level at the end of June 1998.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  PROPANE, POWER GENERATION AND LNG OPERATIONS

                                                         Three Months                       Six Months
                                                        Ended June 30,                    Ended June 30,
                                                      -------------------                ------------------
                                                        1999       1998                    1999      1998
                                                      --------  ---------                --------  --------
                                                                           (millions)
    NET REVENUES
        Propane revenues                               $13.1       $ 9.7                 $45.8       $34.4
        Petroleum revenues                              21.4           -                  21.4           -
                                                       -----       -----                 -----       -----
        Total Propane and Petroleum Revenues            34.5         9.7                  67.2        34.4
        Less: Products purchased                        27.1         5.6                  43.2        18.5
                                                       -----       -----                 -----       -----

        Net Propane and Petroleum Revenues               7.4         4.1                  24.0        15.9

        Power generation                                 1.5         2.3                   3.5         3.8

        Other revenues                                   5.6         3.6                  11.2         7.6
                                                       -----       -----                 -----       -----

    Net Revenues                                        14.5        10.0                  38.7        27.3
                                                       -----       -----                 -----       -----

    OPERATING EXPENSES
        Operation and maintenance                       12.2         8.5                  25.2        16.8
        Depreciation                                     2.2         1.2                   3.6         2.2
        Other taxes                                      0.6         0.5                   1.3         1.0
                                                       -----       -----                 -----       -----
    Total Operating Expenses                            15.0        10.2                  30.1        20.0
                                                       -----       -----                 -----       -----

    OPERATING INCOME (LOSS)                            $(0.5)      $(0.2)                $ 8.6       $ 7.3
                                                       =====       =====                 =====       =====


    PROPANE GALLONS SOLD (MILLIONS)                     16.5        10.0                  55.5        34.8


                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            PROPANE, POWER GENERATION AND LNG OPERATIONS (CONTINUED)

Acquisitions

                         National Propane Partners, L.P.

On July 19, 1999, Columbia Propane, through its subsidiary, Columbia Propane, L.P., completed its acquisition of National Propane Partners, L.P. (National Propane). As part of the merger, Columbia Propane, L.P. acquired all of the remaining outstanding common units of National Propane for $12 per common unit, and acquired the general partnership and subordinated unit interests of National Propane from subsidiaries of Triarc Companies, Inc.

The acquisition of National Propane adds more than 210,000 retail and wholesale customers in 24 states, 155 full service centers, 101 satellite locations, and bulk storage facilities with more than 33 million gallons of propane.

                               Trentane Gas, Inc.

On June 16, 1999, Columbia Propane completed its acquisition of Trentane Gas, Inc. (Trentane Gas). The acquisition of Trentane Gas, a retail propane company located in north-central Virginia, adds 4,300 customers to Columbia Propane's customer base.

The Trentane Gas and National Propane acquisitions, together with the acquisition of Carlos R. Leffler, Inc. (Leffler) in May 1999 that was previously discussed in the 1999 First Quarter Form 10-Q, raise the total number of Columbia Propane customers served to nearly 340,000, triple the number of customers served in 1998.

Environmental Activity

Columbia Propane's primary environmental issues relate to former manufactured gas plant sites acquired in the acquisition of National Propane for which accruals were made by National Propane. Investigations are currently underway at one site. One other known former manufactured gas plant site is inactive. It is possible that former manufactured gas plant sites exist at two other National Propane properties. Management does not believe that Columbia Propane's environmental expenditures will have a material adverse effect on Columbia's consolidated financial results.

Net Revenues

Net revenues for the second quarter of 1999 increased $4.5 million over the same period last year to $14.5 million. Columbia Propane's acquisition of propane and petroleum-related assets from Leffler was the principal reason for the increase in net revenues.

For the first six months of 1999, net revenues of $38.7 million increased $11.4 million from last year, primarily due to higher propane sales reflecting acquisitions made in 1998 and the Leffler transaction as well as colder weather during the first quarter of 1999 compared to the same period in 1998.

Operating Income

The propane, power generation and LNG operations segment reported an operating loss of $500,000 in the second quarter of 1999, compared to an operating loss of $200,000 in the same period last year, primarily reflecting higher costs associated with the recent acquisitions.

Operating income for the first six months of 1999 was $8.6 million, representing an increase of $1.3 million over the same period in 1998. This improvement reflected the $11.4 million increase in net revenues, largely offset by higher costs related to the growth of the propane operations.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

              There have not been any material changes regarding quantitative and qualitative disclosures about market risk from the information reported in Columbia's 1998 Annual Report on Form 10-K other than the information reported on page 17 of the Management's Discussion and Analysis under "Market Risk Exposure."

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              No new reportable matters have arisen and there have been no material developments in any legal proceedings reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1998 or the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, except as follows:

   1.  Other

       A. Cathodic Protection. The history related to this matter is discussed in Columbia's 1998 Annual Report on Form 10-K. On April 29, 1999, the staff of the Virginia State Corporation Commission
              (VSCC) issued a Notice of Probable Violation, indicating that it had discovered numerous "probable violations" of the VSCC's pipeline safety regulations. On May 26, 1999, Columbia of Virginia submitted a response to the Notice acknowledging that cathodic protection deficiencies had occurred, identifying the actions taken by the Company to address such deficiencies, and requesting an informal conference. Informal conferences with the VSCC staff have been held at which the staff has requested additional information. Columbia of Virginia is in the process of providing the information requested by the staff.

       B. MarkWest Hydrocarbon, Inc., Arbitration Proceeding, AAA Case No. 77 181 0035 98 (filed February 13, 1998); Columbia Gas Transmission Corp. v. MarkWest Hydrocarbon, Inc., U.S.D.C., S.D.
              W. Va., Case No. 2:98-03622 (filed April 28, 1998). On July 13,
              1999, the parties executed a letter agreement extending the "standstill" agreement until the earlier of a ruling by the Panel or March 1, 2000.

       C. NiSource Related Litigation. NiSource has commenced three lawsuits against Columbia and its directors, two in Delaware Chancery Court and one in the United States District Court for the District of Delaware. NiSource's federal court complaint was filed on June 24, 1999 and was amended on July 8, 1999. The federal court complaint, among other things (i) alleges that certain statements that Columbia has made in connection with NiSource's offer to purchase Columbia have been false and misleading in violation of the Securities Exchange Act of 1934, as amended; (ii) seeks an injunction requiring Columbia to take all actions necessary to exempt the NiSource tender offer from the requirements of Section 203 of the Delaware General Corporation Law, and (iii) seeks injunctive relief prohibiting Columbia from taking any defensive actions in response to the Offer.

              The first Chancery Court complaint was filed on June 24, 1999 and alleges that Columbia's certificate of incorporation requires 13 persons to be on the Board and that, therefore, Columbia's current 12-person Board violates the certificate. The second Chancery Court complaint was filed on July 29, 1999 and alleges that the Board's actions in response to the Offer, including the announced increase in Columbia's share repurchase program, represent a breach of the fiduciary duties owed to Columbia stockholders.

              Five purported stockholder class actions have been filed against Columbia in Delaware Chancery Court. These actions were consolidated on July 9, 1999, into one action entitled In re Columbia Energy Group Shareholder Litigation and allege, among other things, that Columbia and its directors have breached their fiduciary duties to Columbia's stockholders by not negotiating with NiSource regarding its offer to purchase Columbia and that the current Board composition violates Columbia's Certificate of Incorporation. This complaint was amended on July 30, 1999, to further allege that the announced increase in Columbia's share repurchase program represents a breach of the fiduciary duties owed to Columbia stockholders. In addition, certain of the stockholders who commenced the lawsuits that were consolidated into In re Columbia Energy Group Shareholder Litigation also filed a complaint in federal court that alleges essentially the same claims alleged in the NiSource federal court complaint.

Item 2.       Changes in Securities and Use of Proceeds

               None

Item 3.       Defaults Upon Senior Securities

               None

Item 4.       Submission of Matters to a Vote of Security Holders:

              On May 19, 1999, Columbia held its Annual Meeting of Stockholders. On the record date, Columbia had 82,686,897 shares of common stock outstanding, each of which was entitled to one vote at the meeting. Voted upon and approved by the requisite number of shares present in person or by proxy at the meeting was: A) the election of four directors each to serve a term of three years; B) the election of Arthur Andersen LLP as independent public accountants;
              C) the approval of Amendments to the Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 100 million to 200 million and to decrease the par value of common stock from $10 to $0.01 per share, and D) the approval of amendments to the Columbia Energy Group 1996 Long-term Incentive Plan.

              A. Election of Directors

                    Name of Director              Votes For          Votes Withheld
                 -----------------------         ------------        --------------
                 Robert H. Beeby                  73,559,147            621,444
                 Malcolm T. Hopkins               73,415,751            621,444
                 William E. Lavery                73,628,657            621,444
                 Oliver G. Richard III            73,417,245            621,444

              B. Election of Arthur Andersen LLP as independent public
                 accountants:

                       Votes For           Votes Against          Abstain
                       ---------           -------------          -------
                      73,217,990             621,859              286,794

              C. Approval of Amendments to the Restated Certificate of
                 Incorporation:

                       Votes For           Votes Against          Abstain
                       ---------           -------------          -------
                       67,302,982            5,984,664            838,998

              D. Approval of Amendments to the Columbia Energy Group 1996
                 Long-Term Incentive Plan:

                       Votes For           Votes Against          Abstain
                       ---------           -------------          -------
                       60,969,082           11,946,163            937,864

Item 5.       Other Information

              Employment Agreements

              At a special meeting of the Board held on July 14, 1999, after consideration of the potentially destabilizing effects of the pendency of the Offer on the morale and retention of Columbia's employees, Columbia's Board authorized (i) a form of amendment to employment agreements for each of Oliver G. Richard III, Peter M. Schwolsky and Catherine G. Abbott (Employment Agreement Amendments); (ii) a form of change in control agreement for 8 key executives of Columbia (Key Executive Agreements); and (iii) a form of change in control agreement for 19 additional key management personnel of Columbia (Key Management Agreements).

              Pursuant to the terms of the Employment Agreement Amendments, if the executive covered by the agreement (the "Executive") (a) terminates his/her employment as a result of the occurrence of a Change in Control, provided that the executive gives 90-day notice of such termination within 180 days of the Change in Control; (b) terminates his/her employment for Good Reason during the period beginning on the date of the occurrence of a Change in Control and ending 36 full calendar months following such date (Coverage Period); or (c) has his/her employment terminated by Columbia without cause (as defined in the Employment Agreement Amendments) during the Coverage Period, Columbia will pay to the Executive in cash the following amounts: (i) accrued but unpaid salary and accrued but unused vacation; (ii) an amount equal to three times the sum of (x) the Executive's base salary at the time of the Change in Control, or, if greater, at the time of termination of employment, plus (y) the target level of incentive compensation under Columbia's Annual Incentive Compensation Plan or any other short term or cash bonus incentive plans that the Executive had the opportunity to earn in the year in which the Change in Control occurred, or, if greater, the incentive compensation for the year in which the Change in Control occurred, (iii) a prorated portion of the incentive compensation that the Executive could have received in the year during which his/her employment is terminated; (iv) an amount equal to the excess of (A) the lump-sum actuarial equivalent of the benefits under Columbia's (or, for Messrs. Richard and Schwolsky, if greater under their previous employer's) qualified defined benefit retirement plan and Columbia's (or, for Messrs. Richard and Schwolsky, if greater under their previous employer's) non-qualified supplemental retirement plans that the Executive would have received if his/her employment had continued for three years following the date of employment termination (Severance Period) based on certain assumptions regarding service and compensation, over (B) the lump-sum actuarial equivalent of the Executive's actual accrued benefit under the qualified defined benefit plan and any supplemental retirement plans as of the date of termination; and
              (v) an amount equal to the sum of the additional contributions that would have been made or credited during the Severance Period by Columbia to the Executive's account(s) under each qualified defined contribution plan, and each non-qualified supplemental executive savings plan had the Executive's employment continued through the Severance Period. In addition, the Executive shall be entitled to the following benefits:(i) all unexpired and unexercised stock options and value sharing rights previously awarded to the Executive shall become immediately vested and exercisable, and restrictions on all restricted stock beneficially owned by the Executive shall lapse immediately; (ii) certain outplacement services; and (iii) for a period of 36 months from the month of termination of employment, the Executive and his/her covered dependents shall be entitled to all health, welfare, and fringe benefits provided by Columbia at the same level of benefits and at the same dollar cost to the Executive as is available generally to comparable employees of Columbia. If the aggregate payments and benefits provided to the Executive pursuant to the Employment Agreement Amendments and any other payments and benefits provided to the Executive which constitute "parachute payments" as defined in Section 280G of the Internal Revenue Code ("Parachute Payments") would be subject to the excise tax imposed by Section 4999 of the Code, then the Executive shall receive an additional payment (Gross-Up Payment) in an amount such that after payment by the Executive of all taxes imposed upon the Gross-Up Payment and any interest or penalties imposed with respect to such taxes, the Executive retains from the Gross-Up Payment an amount equal to the Excise Tax imposed upon the payments and benefits.

              Generally, the Key Executive Agreements provide each key executive covered by the agreement (each, a "Key Executive") with benefits similar to those provided pursuant to the terms of the Employment Agreement Amendments, except that benefits under the Key Executive Agreements do not become payable by Columbia upon a voluntary termination (or termination without Good Reason) of employment by the Key Executive after the occurrence of a Change of Control.

              The Key Management Agreements provide each other key executive or manager covered by the agreement (each, a "Key Manager") with benefits similar to those provided pursuant to the terms of the Key Executive Agreements, except that: (i) the Coverage Period is limited to 24 months; (ii) the lump-sum cash severance benefit is an amount equal to two times the Key Manager's base salary and target incentive compensation; (iii) the Severance Period used to calculate certain benefits is limited to two years after the date of termination; (iv) the period for health, welfare and fringe benefit coverage is limited to 24 months after the month in which termination of employment occurred; and (v) the Key Manager is not entitled to receive a Gross-Up Payment; instead, Parachute Payments are to be reduced to the extent necessary so that no portion thereof is subject to Excise Tax.

              "Change of Control" in each of the Employment Agreement Amendments, Key Executive Agreements and Key Management Agreements is defined as (i) any person (as such term is used in Section 13(d) of the Securities Exchange Act of 1934(Act)), excluding a corporation or other entity owned by all or substantially all of the stockholders of Columbia immediately prior to the transaction in substantially the same proportions as their ownership of stock of Columbia ("Person"), is the beneficial owner, directly or indirectly, of 25% or more of the outstanding stock of Columbia requiring the filing of a report with the Securities and Exchange Commission under Section 13(d) of the Act; (ii) a recommendation by the Board of approval of a purchase by any Person of shares pursuant to a tender or exchange offer to acquire stock of Columbia for cash, securities or any other consideration, provided, that, pursuant to the terms of the proposed tender or exchange offer, such Person intends to become the beneficial owner (as defined in Rule 13d-3 under the Act), directly or indirectly, of 25% or more of the outstanding stock of Columbia (calculated as provided in Paragraph (d) of Rule 13d-3 under the Act in the case of rights to acquire stock); (iii) the approval of the shareholders of Columbia of a merger, consolidation, liquidation or dissolution of Columbia, or the sale of all or substantially all of the assets of Columbia (Business Combination), unless, following such Business Combination, all or substantially all of the stockholders of Columbia immediately prior to such Business Combination beneficially own, directly or indirectly, more than 60% of, respectively, both the outstanding shares of common stock and the combined voting power of the outstanding voting securities entitled to vote generally in the election of directors of the corporation resulting from such Business Combination; or (iv) during any period of 24 consecutive months, individuals who at the beginning of such period constitute the Board and any new directors whose election by the Board or nomination for election by Columbia's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the Board.

              "Good Reason" in each of the Employment Agreement Amendments, Key Executive Agreements and Key Management Agreements is defined to cover the following events, provided that the executive gives proper notice to Columbia: (i) Columbia or an affiliate of Columbia requiring the executive to be based at any office or location more than 50 miles from the executive's current principal office and/or Columbia requires the executive to travel on Company business to a substantially greater extent than was required of the executive immediately prior to the date of Change in Control;
              (ii) a reduction which is more than de minimis in (A) the executive's annual rate of base salary or the incentive compensation opportunities, or (B) the long-term incentive compensation the executive has the opportunity to earn, determined in the aggregate if multiple long-term incentive opportunities exist; (iii) failure of Columbia to continue in effect any employee benefit plan, policy or arrangement, including, but not limited to, any retirement, 401(k) life, medical, dental, disability, accidental death or travel insurance plan, policy or arrangement in which the executive was participating immediately prior to the Change in Control, unless Columbia provides the executive with a plan or plans that provide substantially similar benefits, (iv) Columbia failing to require a successor entity to assume and agree to perform Columbia's obligations pursuant to the Agreement, or, with respect to the Key Executive Agreements and the Employment Agreement Amendments only, (v) a reduction in the level of the executive's positions or titles as in effect immediately prior to the Change in Control, or any action by Columbia, or any successor thereto, which results in a material reduction in the executive's authority, duties or responsibilities, or with respect to the Employment Agreement Amendments only, (vi) Columbia giving notice to the Executive that the term of such Executive's employment agreement, as amended by the Employment Agreement Amendments, will no longer be automatically extended.

Item 6.       Exhibits and Reports on Form 8-K

              Reference is made below to those exhibits which have previously been filed with the Commission. Exhibits so referred to are incorporated by reference.

               Exhibit
               Number
               ------

                 3-D* Restated Certificate of Incorporation of Columbia Energy Group, amended and restated effective as of June 1, 1999.

                10-BG      Form of Amendment to Employment Agreement for Oliver
                           G. Richard III, Peter M. Schwolsky and Catherine G. Abbott (incorporated herein by reference to Exhibit
                           (c)(7) to Columbia's Schedule 14D-9/Amendment No. 4, dated July 15, 1999).

                10-BH Form of Change in Control Agreement for Certain Key Executives (incorporated herein by reference to Exhibit (c)(8) to Columbia's Schedule 14D-9/Amendment No. 4, dated July 15, 1999).

              * Filed herewith

Item 6.       Exhibits and Reports on Form 8-K (continued)

                10-BI Form of Change in Control Agreement for Certain Other Executives and Key Managers (incorporated herein by reference to Exhibit (c)(9) to Columbia's Schedule 14D-9/Amendment No. 4, dated July 15, 1999).

                12*        Statements of Ratio of Earnings to Fixed Charges

                27*        Financial Data Schedule

              * Filed herewith

              The following reports on Form 8-K were filed during the second quarter of 1999.

                                  Financial
                     Item         Statements
                   Reported        Included            Date of Event            Date Filed
                   --------        --------            -------------            ----------
                       5             Yes**               April 15, 1999       April 19, 1999
                       5              No                 April 18, 1999       April 19, 1999
                       5              No              June 7 & 10, 1999        June 11, 1999
                       5              No                  June 24, 1999        June 25, 1999

              ** Summary of Financial and Operational data for three months ended March 31, 1999.

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







                                                 Columbia Energy Group
                                             -----------------------------
                                                      (Registrant)





Date: August 11, 1999                     By:   /s/ Jeffrey W. Grossman
                                             -----------------------------
                                                   Jeffrey W. Grossman
                                             Vice President and Controller
                                             (Principal Accounting Officer
                                             and Duly Authorized Officer)