Form 10-Q
period 1999-09-30
COLUMBIA ENERGY GROUP
filed 1999-11-15
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended SEPTEMBER 30, 1999

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 81,264,357 shares outstanding at September 30, 1999.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                     Page
                                                                            ----
Item 1            Financial Statements

                  Statements of Consolidated Income                            3

                  Consolidated Balance Sheets                                  4

                  Statements of Consolidated Cash Flows                        6

                  Statements of Consolidated Common Stock Equity               7

                  Statements of Consolidated Comprehensive Income              7

                  Notes                                                        8


Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               13

Item 3            Quantitative and Qualitative Disclosures About Market Risk  37


PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                           37

Item 2            Changes in Securities and Use of Proceeds                   38

Item 3            Defaults Upon Senior Securities                             38

Item 4            Submission of Matters to a Vote of Security Holders         38

Item 5            Other Information                                           38

Item 6            Exhibits and Reports on Form 8-K                            38

                  Signature                                                   40

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                    Three Months                       Nine Months
                                                                  Ended September 30,                Ended September 30,
                                                                  -------------------                -------------------
                                                                 1999             1998            1999              1998
                                                                 ----             ----            ----              ----
                                                                         (millions, except per share amounts)
Net Revenues
    Energy sales                                         $       364.0     $      357.0     $    1,968.0     $    1,759.2
    Less:  Products purchased                                    192.0            193.2          1,259.4          1,030.1
                                                         -------------     ------------     ------------     ------------

    Gross Margin                                                 172.0            163.8            708.6            729.1

    Transportation                                               128.5            117.1            497.0            406.3
    Production gas sales                                           6.0             12.8             25.5             41.9
    Other                                                         45.5             45.2            163.8            154.4
                                                         -------------     ------------     ------------     ------------

Total Net Revenues                                               352.0            338.9          1,394.9          1,331.7
                                                         -------------     ------------     ------------     ------------

Operating Expenses
    Operation and maintenance                                    228.3            203.6            691.0            611.6
    Settlement of gas supply charges                              --               --              (29.8)            --
    Depreciation and depletion                                    54.0             48.9            187.2            173.7
    Other taxes                                                   37.8             33.0            163.3            167.0
                                                         -------------     ------------     ------------     ------------

Total Operating Expenses                                         320.1            285.5          1,011.7            952.3
                                                         -------------     ------------     ------------     ------------

Operating Income                                                  31.9             53.4            383.2            379.4
                                                         -------------     ------------     ------------     ------------

Other Income (Deductions)
    Interest income and other, net                                 4.5              3.4             14.7             10.0
    Interest expense and related charges                         (42.1)           (37.8)          (116.7)          (115.3)
                                                         -------------     ------------     ------------     ------------

Total Other Income (Deductions)                                  (37.6)           (34.4)          (102.0)          (105.3)
                                                         -------------     ------------     ------------     ------------

Income (Loss) from Continuing Operations
   before Income Taxes                                            (5.7)            19.0            281.2            274.1
Income Taxes                                                      (6.5)             6.8             89.5             88.6
                                                         -------------     ------------     ------------     ------------

Income from Continuing Operations                                  0.8             12.2            191.7            185.5
                                                         -------------     ------------     ------------     ------------

Discontinued Operations - net of taxes
    Loss from operations                                         (10.5)            (1.0)           (24.9)            (4.0)
    Estimated loss on disposal                                   (13.0)            --              (13.0)            --
                                                         -------------     ------------     ------------     ------------
(Loss) from Discontinued Operations - net of taxes               (23.5)            (1.0)           (37.9)            (4.0)
                                                         -------------     ------------     ------------     ------------


Net Income (Loss)                                        $       (22.7)    $       11.2     $      153.8     $      181.5
                                                         =============     ============     ============     ============

Basic Earnings Per Share
    Continuing operations                                $         0.01    $        0.14    $        2.32    $        2.23
    Loss from discontinued operations                             (0.13)           (0.01)           (0.30)           (0.05)
    Estimated loss on disposal                                    (0.16)              --            (0.16)              --
                                                         ==============    =============    =============    =============
    Basic Earnings (Loss) Per Share                      $        (0.28)   $        0.13    $        1.86    $        2.18
                                                         ==============    =============    =============    =============

Diluted Earnings Per Share
    Continuing operations                                $         0.01    $        0.14    $        2.31    $        2.22
    Loss from discontinued operations                             (0.13)           (0.01)           (0.30)           (0.05)
    Estimated loss on disposal                                    (0.16)             --             (0.16)              --
                                                         ==============    =============    =============    =============
    Diluted Earnings (Loss) Per Share                    $        (0.28)   $        0.13    $        1.85    $        2.17
                                                         ==============    =============    =============    =============

Dividends Paid Per Share                                 $        0.225    $        0.20    $        0.65    $        0.57

Basic Average Common Shares Outstanding (thousands)              81,791           83,430           82,482           83,345
Diluted Average Common Shares (thousands)                        82,432           83,781           82,925           83,696

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



Columbia Energy Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                        As of
                                                                        -----
                                                            September 30,    December 31,
                                                                1999            1998
                                                                ----            ----
                                                             (unaudited)

ASSETS                                                              (millions)
PROPERTY, PLANT AND EQUIPMENT
    Gas utility and other plant, at original cost           $  8,030.8     $  7,679.7
    Accumulated depreciation                                  (3,679.9)      (3,589.5)
                                                            ----------     ----------

    Net Gas Utility and Other Plant                            4,350.9        4,090.2
                                                            ----------     ----------

    Gas and oil producing properties, full cost method
       United States cost center                                 798.9          714.1
       Canadian cost center                                       11.9            5.0
    Accumulated depletion                                       (243.3)        (225.4)
                                                            ----------     ----------

    Net Gas and Oil Producing Properties                         567.5          493.7
                                                            ----------     ----------

Net Property, Plant and Equipment                              4,918.4        4,583.9
                                                            ----------     ----------

INVESTMENTS AND OTHER ASSETS
    Unconsolidated affiliates                                    101.2           81.6
    Net assets of discontinued operations                         55.7           85.1
    Other                                                         63.4           40.5
                                                            ----------     ----------

Total Investments and Other Assets                               220.3          207.2
                                                            ----------     ----------

CURRENT ASSETS
    Cash and temporary cash investments                           21.6           23.4
    Accounts receivable, net                                     346.0          516.6
    Gas inventory                                                210.6          186.0
    Other inventories - at average cost                           60.7            8.4
    Prepayments                                                   79.2           66.8
    Regulatory assets                                             55.0           59.5
    Underrecovered gas costs                                      53.6           24.5
    Deferred property taxes                                       22.8           80.0
    Exchange gas receivable                                      251.0          197.5
    Other                                                         57.9           69.2
                                                            ----------     ----------

Total Current Assets                                           1,158.4        1,231.9
                                                            ----------     ----------

REGULATORY ASSETS                                                351.6          391.4
DEFERRED CHARGES                                                 225.9           80.1
                                                            ----------     ----------

TOTAL ASSETS                                                $  6,874.6     $  6,494.5
                                                            ==========     ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



Columbia Energy Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                              -----
                                                   September 30,   December 31,
                                                       1999            1998
                                                       ----            ----
                                                    (unaudited)
CAPITALIZATION AND LIABILITIES                              (millions)
Capitalization
    Common stock equity                                $1,983.4      $2,005.3
    Long-term debt                                      1,951.3       2,003.1
                                                       --------      --------

Total Capitalization                                    3,934.7       4,008.4
                                                       --------      --------

Current Liabilities
    Short-term debt                                       521.2         144.8
    Accounts and drafts payable                           225.3         196.4
    Accrued taxes                                          88.7         220.0
    Accrued interest                                       53.0          17.3
    Estimated rate refunds                                 40.9          59.2
    Supplier obligations                                   --            72.4
    Overrecovered gas costs                                14.2          34.3
    Transportation and exchange gas payable               312.2         139.7
    Other                                                 401.0         333.4
                                                       --------      --------

Total Current Liabilities                               1,656.5       1,217.5
                                                       --------      --------

Other Liabilities and Deferred Credits
    Deferred income taxes, noncurrent                     707.4         655.3
    Investment tax credits                                 33.0          34.1
    Postretirement benefits other than pensions            97.0         103.7
    Regulatory liabilities                                 42.8          44.0
    Deferred revenue                                      180.9         191.4
    Other                                                 222.3         240.1
                                                       --------      --------

Total Other Liabilities and Deferred Credits            1,283.4       1,268.6
                                                       --------      --------

Total Capitalization and Liabilities                   $6,874.6      $6,494.5
                                                       ========      ========

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                     Nine Months
                                                                  Ended September 30,
                                                                  -------------------
                                                                  1999         1998
                                                                      (millions)
Operating Activities
   Net income                                                    $153.8       $181.5
   Adjustments for items not requiring (providing) cash:
      Loss from discontinued operations                            24.9          4.0
      Estimated loss on disposal                                   13.0           --
      Depreciation and depletion                                  187.2        173.7
      Deferred income taxes                                        72.5         44.3
      Earnings from equity investment, net of distributions       (10.6)        (5.7)
      Other - net                                                 (45.4)        73.2
                                                                 ------       ------
                                                                  395.4        471.0
   Change in components of working capital:
      Accounts receivable                                         170.6         81.6
      Gas inventory                                               (24.6)       (14.2)
      Prepayments                                                 (12.4)        21.4
      Accounts payable                                             44.2        (63.0)
      Accrued taxes                                              (131.3)       (68.1)
      Accrued interest                                             35.7         40.1
      Estimated rate refunds                                      (18.3)       (14.4)
      Estimated supplier obligations                              (40.8)        (1.5)
      Under/Overrecovered gas costs                               (49.2)       (33.1)
      Exchange gas receivable/payable                             119.0         86.7
      Other working capital                                        68.5         27.5
                                                                 ------       ------

Net Cash From Continuing Operations                               556.8        534.0
Net Cash From Discontinued Operations                              (8.5)        93.9
                                                                 ------       ------
Net Cash From Operating Activities                                548.3        627.9
                                                                 ------       ------

Investment Activities
   Capital expenditures                                          (462.6)      (296.4)
   Acquisitions and other investments - net                      (222.7)        (8.5)
                                                                 ------       ------

Net Investment Activities                                        (685.3)      (304.9)
                                                                 ------       ------

Financing Activities
   Retirement of long-term debt                                   (52.5)        (0.9)
   Dividends paid                                                 (53.5)       (47.8)
   Issuance of common stock                                         9.5          8.1
   Issuance (repayment) of short-term debt                        376.4       (229.7)
   Purchase of treasury stock                                    (132.3)          --
   Other financing activities                                     (12.4)       (56.1)
                                                                 ------       ------
Net Financing Activities                                          135.2       (326.4)
                                                                 ------       ------

Decrease in cash and temporary cash investments                    (1.8)        (3.4)
Cash and temporary cash investments at beginning of year           23.4         28.6
                                                                 ------       ------

Cash and Temporary Cash Investments at September 30 *            $ 21.6       $ 25.2
                                                                 ======       ======

Supplemental Disclosure of Cash Flow Information
   Cash paid for interest                                          75.9         75.0
   Cash paid for income taxes (net of refunds)                     69.7         44.6


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

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)




Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                                                       As of
                                                                           ------------------------------
                                                                           September 30,     December 31,
                                                                                1999             1998
                                                                                ----             ----
                                                                             (unaudited)
                                                                                     (millions)
Common stock, $.01 par value, authorized
   200,000,000 shares, issued 83,695,257
   and 83,511,878 shares, respectively*                                       $    0.8       $  835.1

Additional paid in capital*                                                    1,605.6          761.8

Retained earnings                                                                509.8          409.5

Unearned employee compensation                                                    (0.6)          (0.9)

Accumulated other comprehensive income (loss)                                      0.1           (0.2)

Treasury stock, at cost (2,430,900 shares held as of September 30, 1999)        (132.3)            --
                                                                              --------       --------

Total Common Stock Equity                                                     $1,983.4       $2,005.3
                                                                              ========       ========


* As described in Note 5, the par value of the common stock was reduced from $10 to $.01 per share and the number of authorized shares of common stock increased from 100 million to 200 million effective May 19, 1999.



Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                      For the year to date
                                                         period ended
                                                         ------------
                                                September 30,  December 31,
                                                    1999         1998
                                                    ----         ----
                                                (unaudited)
                                                       (millions)
Comprehensive Income
    Net income                                     $153.8      $269.2
    Other Comprehensive Income (Loss):
      Foreign currency translation adjustment         0.3        (0.2)
                                                   ------      ------
Comprehensive Income                               $154.1      $269.0
                                                   ======      ======

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

         The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Columbia's 1998 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the first and second quarters of 1999. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation. As discussed in Note 9, the prior periods financial statements have been reclassified to report Columbia Energy Services Corporation (Columbia Energy Services) wholesale and trading operations as discontinued operations.

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

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The computation of diluted average common shares follows:

                                                                   Three Months                Nine Months
                                                                Ended September 30,        Ended September 30,
                                                                -------------------        -------------------
Diluted Average Common Shares Computation                        1999          1998          1999          1998
----------------------------------------------------------------------------------------------------------------
Denominator (thousands)
  Basic average common shares outstanding                      81,791        83,430        82,482        83,345
  Dilutive potential common shares - options                      641           351           443           351
----------------------------------------------------------------------------------------------------------------
  DILUTED AVERAGE COMMON SHARES                                82,432        83,781        82,925        83,696
----------------------------------------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION
                   ITEM 1 -- FINANCIAL STATEMENTS (CONTINUED)

3.       Business Segment Information

         Columbia manages its operations in five primary business segments: transmission and storage; distribution; exploration and production; energy marketing; and power generation, LNG and other. The following tables provide information concerning these major business segments. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income is derived from revenues and expenses directly associated with each segment.

                                                     Three Months                   Nine Months
                                                 Ended September 30,            Ended September 30,
($ in millions)                                   1999        1998              1999            1998
----------------------------------------------------------------------------------------------------
REVENUES
    Transmission and Storage
      Unaffiliated                              121.2        118.9             413.6         397.2
      Intersegment                               53.4         61.1             197.1         212.8
----------------------------------------------------------------------------------------------------
      TOTAL                                     174.6       180.0              610.7         610.0
----------------------------------------------------------------------------------------------------
    Distribution
      Unaffiliated                              167.9       206.2            1,504.8       1,319.8
      Intersegment                                 --         1.5                0.6           1.9
----------------------------------------------------------------------------------------------------
      TOTAL                                     167.9       207.7            1,505.4       1,321.7
----------------------------------------------------------------------------------------------------
    Exploration and Production
      Unaffiliated                               10.1        15.5               38.2          52.0
      Intersegment                               25.7        11.3               59.6          44.6
----------------------------------------------------------------------------------------------------
      TOTAL                                      35.8        26.8               97.8          96.6
----------------------------------------------------------------------------------------------------
    Energy Marketing
      Unaffiliated                              248.1       185.5              708.4         591.1
      Intersegment                                0.3          --                0.6           0.4
----------------------------------------------------------------------------------------------------
      TOTAL                                     248.4       185.5              709.0         591.5
----------------------------------------------------------------------------------------------------
      Power Generation, LNG and Other
      Unaffiliated                                5.1         5.9               13.1          14.5
      Intersegment                                 --         0.2                 --            --
----------------------------------------------------------------------------------------------------
      TOTAL                                       5.1         6.1               13.1          14.5
----------------------------------------------------------------------------------------------------
    Adjustments and eliminations
      Unaffiliated                               (4.2)        2.7                 --          (0.4)
      Intersegment                              (78.3)      (74.1)            (257.5)       (259.5)
----------------------------------------------------------------------------------------------------
      TOTAL                                     (82.5)      (71.4)            (257.5)       (259.9)
----------------------------------------------------------------------------------------------------
    CONSOLIDATED                                549.3       534.7            2,678.5       2,374.4
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
    Transmission and Storage                     55.4        54.7             255.5         231.3
    Distribution                                  1.3         1.6             148.1         135.1
    Exploration and Production                   11.6         5.5              24.1          28.4
    Energy Marketing                            (26.7)      (10.6)            (36.6)        (18.8)
         Power Generation, LNG and Other          1.6         2.4               2.5           5.7
    Corporate                                   (11.3)       (0.2)            (10.4)         (2.3)
----------------------------------------------------------------------------------------------------
    CONSOLIDATED                                 31.9        53.4             383.2         379.4
----------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


4.       Treasury Stock

         In February 1999, Columbia's Board of Directors (Board of Directors or Columbia's Board) approved a repurchase program for up to $100 million of its common stock, through February 29, 2000. In July 1999, Columbia's Board authorized a $400 million increase in the company's open market share repurchase program. The Board of Directors authorized the increase in the repurchase program through July 14, 2000. The repurchase program authorizes Columbia to make purchases in the open market or otherwise. The timing and terms of purchases, and the number of shares actually purchased, is determined by management based on market conditions and other factors. Purchased shares are held in treasury and are available for general corporate purposes or resale at a future date, or may be retired. Treasury stock purchases are accounted for under the cost method, whereby the cost of the acquired stock is recorded as treasury stock. As of September 30, 1999, Columbia had purchased 2,430,900 common shares at a cost of $132.3 million.

5.       Common Stock - Amendments

         At Columbia's Annual Meeting of Shareholders held on May 19, 1999, the shareholders voted to approve an amendment of Columbia's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 100 million to 200 million and decrease the par value of common stock from $10 to $.01 per share. This change resulted in a transfer during the second quarter of 1999 of $834.3 million from the Common Stock account to the Additional Paid In Capital account.

6.       Debt Repurchase

         During May 1999, Columbia repurchased $52.45 million of its 7.62% Series G debentures due November 28, 2025, at a price of approximately 99% of par value. The net impact of the early extinguishment of such debt was immaterial.

7.       Risk Management Activities

         Columbia has adopted a policy that provides for commodity trading activities to help ensure stable cash flow, favorable prices and margins as well as to help capture any long-term increases in value. Effective January 1, 1999, Columbia adopted Financial Accounting Standards Board Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10). The market value of the open physical and financial positions at September 30, 1999, reflected a gain of approximately $13.2 million, of which $8.3 million is included in income from continuing operations and $4.9 million is included in loss from discontinued operations.

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

         During the first quarter of 1999, Columbia Transmission resolved its last remaining producer claim in its bankruptcy proceeding. The improvement to Columbia's first quarter 1999 consolidated net income was $20.6 million. The settlement was approved by the Bankruptcy Court on April 12, 1999 and on April 26, 1999, Columbia Transmission distributed the producer holdback amounts in accordance with its Plan of Reorganization and a producer settlement. There remain four non-producer claims to be resolved, all of which are being litigated outside of the Bankruptcy Court. Columbia believes adequate reserves have been established for resolution of the remaining non-

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

         producer claims.

9.      Discontinued Operations

         On August 30, 1999, Columbia Energy Services announced that it decided to sell its wholesale and trading operations. The sale of the wholesale and trading operations is expected to occur before the end of the first quarter of 2000. In accordance with generally accepted accounting principles, the Columbia Energy Services wholesale and trading operations is reported as discontinued operations on Columbia's financial statements, and therefore the financial statements for prior periods have been reclassified accordingly. The loss from discontinued operations - net of taxes was $10.5 million and $24.9 million for the three and nine-month periods ended September 30, 1999, respectively. The loss from discontinued operations - net of taxes was $1.0 million and $4.0 million for the three and nine-month periods ended September 30, 1998, respectively.

         After interested parties completed their evaluation process, Columbia, recently received bids that were not as high as originally anticipated. As a result, Columbia recorded a $13 million after-tax loss on the disposal of discontinued operations in the third quarter of 1999.

        The net assets of the discontinued operations are as follows:


         ($ in millions)                       September 30, 1999     December 31, 1998
         ------------------------------------------------------------------------------
    Net Assets of Discontinued Operations
      Accounts receivable, net                       415.8                       505.1
      Other assets                                   152.5                       119.1
      Accounts payable                              (418.4)                     (539.1)
      Other liabilities                              (94.2)                          -
      --------------------------------------------------------------------------------
      NET ASSETS OF DISCONTINUED OPERATIONS           55.7                        85.1
      ================================================================================

         As reported in Columbia's 1999 Second Quarter Report on Form 10-Q, Columbia had the intention of merging the Mass Markets and Major Accounts businesses and consolidating them in Herndon, Virginia. However, after further analysis from an ongoing strategic assessment, it was determined that Columbia Energy Services should focus on its Mass Markets business and exit the Major Accounts business. In November 1999, management began preparing the Major Accounts business for sale. Management is presently reviewing the requirements for recording the exit from the Major Accounts business as discontinued operations in accordance with generally accepted accounting principals.

         Management anticipates based on current information that, as a result of an ongoing assessment being made of the existence and scope of obligations to and from third parties, and of the decision to exit the Major Accounts business, a reserve will be recorded in the fourth quarter of 1999. The ultimate amount of the reserve is not determinable pending completion of management's review. This amount when taken together with continuing losses could be material to Columbia's consolidated annual net income.


10.      Unsolicited Tender Offer

         On June 25, 1999, NiSource Inc., an Indiana corporation (NiSource), through its wholly-owned subsidiary, CEG Acquisition Corp., a Delaware corporation (collectively, the "Bidder"), disclosed in a Tender Offer Statement on Schedule 14D-1 (Schedule 14D-1) an offer to purchase all of the outstanding shares of Columbia's common stock at a price per share of $68.00 (Offer Price) net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated June 25, 1999, and in the related Letter of Transmittal (together, the "Offer"). Bidder revised the Offer on October 18, 1999, increasing the Offer Price to $74.00 per share net to the seller in cash, upon the terms and subject to the conditions set forth in the revised Offer to Purchase, dated October 18, 1999 (together, the "Revised Offer"). The Revised Offer is subject to numerous conditions. Twelve conditions and numerous other sub-conditions must be satisfied or waived before Bidder is obligated to consummate the Revised Offer.

         Columbia's Board of Directors (Board) voted to reject the Revised Offer and set forth a number of factors, including the separate opinions of Morgan Stanley & Co., Inc. and Salomon Smith Barney Inc. that the Offer Price is inadequate from a financial point of view to Columbia's stockholders. Columbia's Board also instructed management, with the assistance of Columbia's financial and legal advisors, to explore strategic alternatives to generate value in excess of that which Columbia's business plan or the Revised Offer can create, including, without limitation (i) an extraordinary transaction, such as a merger or reorganization, involving Columbia or any of its subsidiaries; or
         (ii) a sale or transfer of a material amount of assets by Columbia or any of its subsidiaries.

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

         As a result, representatives of Columbia will initiate discussions with one or more third parties that could relate to or result in one of the transactions mentioned above. However, there can be no assurance that any such transaction will result from these discussions.

         Columbia's Board has determined that disclosure with respect to the parties to, and the possible terms of, any transactions or proposals of the type referred to in the preceding paragraphs might jeopardize any discussions or negotiations that Columbia may conduct. Accordingly, Columbia's Board has adopted a resolution instructing management not to disclose the possible terms of any such transactions or proposals, or the parties thereto, unless and until a definitive agreement or any agreement in principle relating thereto has been reached or, upon the advice of counsel, as may otherwise be required by law. The decision of the Board of Directors and the factors considered in the analysis of the Revised Offer are discussed more fully in Amendment No. 50 to the Solicitation/Recommendation Statement filed by Columbia on Schedule 14D-9 with the Commission on October 25, 1999.

         The Revised Offer is currently set to expire on December 10, 1999, unless further extended. Columbia has retained the services of independent financial and legal advisors to assist it in connection with the Revised Offer.

         In connection with the Tender Offer, NiSource has commenced litigation against Columbia and several purported shareholder class actions have also been filed (Refer to Part II - Other Information, Item 1C. Legal Proceedings).

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                       OPERATING INCOME (LOSS) BY SEGMENT

                                            Three Months                  Nine Months
                                          Ended September 30,          Ended September 30,
                                          -------------------          -------------------
                                           1999          1998          1999          1998
                                           ----          ----          ----          ----
                                                          (millions)
Transmission and Storage                $  55.4       $  54.7       $ 255.5       $ 231.3

Distribution                                1.3           1.6         148.1         135.1

Exploration and Production                 11.6           5.5          24.1          28.4

Energy Marketing                          (26.7)        (10.6)        (36.6)        (18.8)

Power Generation, LNG and Other             1.6           2.4           2.5           5.7

Corporate                                 (11.3)         (0.2)        (10.4)         (2.3)
                                        -------       -------       -------       -------

   Consolidated                         $  31.9       $  53.4       $ 383.2       $ 379.4
                                        =======       =======       =======       =======

                  DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)

                                            Three Months              Nine Months
                                          Ended September 30,      Ended September 30,
                                          -----------------        -------------------
                                           1999        1998         1999         1998
                                          ------      ------       ------       ------
Actual                                       80          41        3,341        2,878

Normal                                       41          41        3,568        3,568

% Colder (warmer) than normal                95          --           (6)         (19)

% Colder (warmer) than prior period          95         (62)          16          (21)

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS

Forward-Looking  Statements
The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments and in the section "Impact of Year 2000 on Computer and Other Systems," contains "forward-looking statements," within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, proposed acquisitions and dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, competition, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions and dispositions, and other dealings with third parties over whom Columbia has no control, actual operating experience of acquired assets, Columbia's ability to integrate acquired operations into its operations, impact of the year 2000 on computer, operating and other systems, the regulatory process, regulatory and legislative changes as well as changes in general economic, capital and commodity market conditions, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. With respect to Columbia's year 2000 program, the dates of completion of various milestones have been based on management's best estimates, which were derived utilizing numerous assumptions. Although management believes that it has completed the appropriate steps to prevent or address disruptions from year 2000 related issues, there can be no guarantee against service disruptions or that there will not be additional issues that may arise with respect to year 2000 issues. Specific factors that might cause problems include, but are not limited to, the availability and cost of trained personnel in the event of widespread industry failures, the possibility that all relevant computer codes for both information technology (IT) and non-IT systems have not been located, corrected and tested or upgraded, the possibility that third parties and suppliers upon whom Columbia relies have not adequately remediated their systems despite their representations to Columbia, verification and reporting required by relevant government regulatory authorities, including federal and state utility regulatory bodies, and other similar uncertainties.

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

Third Quarter Results

                        Income from Continuing Operations

Columbia reported third quarter 1999 income from continuing operations of $800,000, or one cent per share (diluted), a decrease of $11.4 million, or $0.13 per share (diluted), from the same period in 1998. All per share amounts are on a diluted basis. The decrease was primarily attributable to professional fees incurred

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS (CONTINUED)

in response to an unsolicited tender offer, which decreased net income by $5.8 million, along with retail marketing restructuring costs, and increased operating expenses related to the expansion of Columbia's propane operations.

                                    REVENUES

Total third quarter net revenues (operating revenues less associated products purchased costs) were $352 million, a $13.1 million increase over the same period last year. The improvement largely reflected higher propane sales as a result of recent acquisitions, as well as increased revenues due to higher natural gas production. A reduction in off-system sales in the distribution segment and reduced prices for natural gas production partially offset these improvements.

                                    EXPENSES

For the three months ended September 30, 1999, operating expenses of $320.1 million were $34.6 higher than those for the same period last year. The increase primarily reflected professional fees incurred to respond to the unsolicited tender offer, as well as higher expenses in the energy marketing segment due to retail marketing restructuring and the expansion of propane-related operations. Depreciation expense in the current period was higher than that for the third quarter of 1998 primarily due to increased plant in service. Other taxes increased $4.8 million primarily as a result of higher payroll taxes.

                            OTHER INCOME (DEDUCTIONS)

Other Income (Deductions), which includes interest income and other interest expense, reduced income by $37.6 million for the third quarter of 1999, compared to a reduction in income of $34.4 million in the same period of 1998. Interest income was up $1.1 million, primarily due to increased interest on temporary investments reflecting higher short-term investment balances in the current period. Interest expense was up $4.3 million due to higher borrowings to finance recent acquisitions and to fund Columbia's stock repurchase program.

                                  INCOME TAXES

For the three months ended September 30, 1999, a $6.5 million income tax credit represented a decrease of $13.3 million from the same period last year. The period-to-period decrease primarily reflected the decline in pre-tax income compared to the prior year and adjustments for prior period tax issues.

NINE MONTH RESULTS

                        INCOME FROM CONTINUING OPERATIONS

Columbia's income from continuing operations for the first nine months of 1999 was $191.7 million, or $2.31 per share, an increase of $6.2 million, or $0.09 per share, over the same period last year. Increasing after-tax income relative to last year was a $20.6 million after-tax gain recorded in the first quarter of 1999 for the producer contract settlement stemming from Columbia's bankruptcy proceedings concluded in 1995, and weather that was 16% colder than during the same period of 1998. Weather for the first nine months of 1999, however, was still 6% warmer than normal. Partially offsetting these improvements were higher costs for energy marketing operations, and costs related to the response to the unsolicited tender offer. Also contributing to the decline was a 1998 improvement for a settlement gain related to postretirement benefit costs, which reflected the purchase of insurance for a portion of those liabilities.

                                    REVENUES

Net revenues of $1,394.9 million for the first nine months of 1999 reflected an increase of $63.2 million from the same period last year. The improvement primarily reflected the impact of this year's colder

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS (CONTINUED)

weather, increased transportation services and higher net revenues for propane and petroleum products attributable to recent acquisitions. Reduced prices for natural gas production partially offset these improvements.

                                    Expenses

Operating expenses for the first nine months of 1999 were $1,011.7 million, an increase of $59.4 million over the same period last year. Operation and maintenance expense increased $79.4 million, due in part to last year's $24.8 million favorable adjustment for a settlement gain related to postretirement benefit costs. Also increasing 1999 operation and maintenance expense were costs incurred to add staff and build the retail marketing infrastructure, costs associated with the growth in propane operations, and costs related to Columbia's response to an unsolicited tender offer. Depreciation and depletion expense rose $13.5 million primarily due to additional plant in service. The settlement of gas supply litigation in 1999 reduced operating expenses by $29.8 million reflecting the bankruptcy-related producer settlement mentioned above.

                            Other Income (Deductions)

Through the first nine months of 1999, other income (deductions) reduced income by $102 million compared to a reduction of $105.3 million in the same period last year. Interest income and other, net, of $14.7 million was $4.7 million greater than in the year-earlier period, due largely to a $2.9 million first quarter 1999 gain from the sale of coal properties. Interest expense and related charges of $116.7 million was relatively unchanged from $115.3 million for the same period in 1998.

                                  Income Taxes

Income tax expense of $89.5 million for the first nine months of 1999 increased $900,000 from the same period in 1998, primarily due to higher pre-tax income in 1999. Income benefited as a result of utilizing certain tax benefits that were recorded in the second and third quarter of 1999, partially offset by similar adjustments in 1998.

Discontinued Operations

On August 30, 1999, Columbia Energy Services Corporation (Columbia Energy Services), a wholly-owned subsidiary of Columbia, announced that it had decided to sell its wholesale and trading operations, based in Houston, Texas. The move came in the course of a strategic review of Columbia Energy Services' overall energy marketing businesses initiated in February 1999.

In accordance with generally accepted accounting principles, the Columbia Energy Services wholesale and trading operations are reported as discontinued operations on Columbia's consolidated financial statements.

After interested parties completed their evaluation process, Columbia, recently received bids that were not as high as originally anticipated. As a result, Columbia recorded a $13 million after-tax loss on the disposal of discontinued operations in the third quarter of 1999. See Note 9 on page 11 and the discussion of Columbia Energy Services in the energy marketing section on page 33 for more information.

In addition to the loss on disposal of discontinued operations, mentioned above, these operations reflected a net loss of $10.5 million for the third quarter of 1999 compared to a net loss of $1 million in the same period last year. For the first nine months of 1999, discontinued operations had a $24.9 million after-tax loss and in the same period in the prior year an after-tax loss of $4 million. The decline was primarily due to lower margins for gas and power trading together with higher operation and maintenance costs.

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

Net cash from continuing operations for the first nine months of 1999 was $556.8 million, an increase of $22.8 million over the same period last year. This increase primarily reflects working capital changes, which included an increase in short-term transportation payable and exchange gas for volumes received earlier in 1999 that will be settled later in the year. Tempering the year-to-year increase were higher prepayments in 1998 that were received for delivery of natural gas over a multiple year period.

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

Interest rates on borrowings under the Credit Facilities are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. In addition, the 364-day facility has a utilization fee if borrowings exceed a certain level. The interest rate margins and facility fee on the commitment amounts are based on Columbia's public debt ratings. In 1998, Moody's Investors Service, Inc. (Moody's) and Fitch Investors Service (Fitch) upgraded their rating of Columbia's long term debt to A3 and A, respectively. Columbia's long-term debt rating is BBB+ by Standard & Poor's Ratings Group (S&P). Under the Credit Facilities, higher debt ratings result in lower facility fees and interest rate margins on borrowings. Columbia's commercial paper ratings are F-1 by Fitch, P-2 by Moody's and A-2 by S&P.

As of September 30, 1999, Columbia had approximately $147.2 million of letters of credit issued, of which approximately $55.7 million were issued under the Credit Facilities. At the end of the third quarter of 1999, Columbia had $521.2 million of commercial paper outstanding.

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

Columbia has an effective shelf registration statement on file with the Commission for the issuance of up to $1 billion in aggregate of debentures, common stock or preferred stock in one or more series. Currently, Columbia has $750 million available under the shelf registration.

At its February 1999 meeting, Columbia's Board of Directors (Board) authorized the purchase of up to $100 million of Columbia's common stock through February 29, 2000, in the open market or otherwise. In July 1999, Columbia's Board authorized the purchase of an additional $400 million of common stock through July 14, 2000. The source of funds for repurchases consists of available funds and/or borrowings. Through

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

September 30, 1999, 2,430,900 common shares have been repurchased under this program at a cost of approximately $132.3 million, leaving approximately $367.7 million available. The timing and terms of additional purchases, and the number of shares actually purchased, will be determined by management based on market conditions and other factors. Purchased shares will be held in treasury to be made available for general corporate purposes, or resale at a future date or they may be retired.

Management believes that its sources of funding are sufficient to meet short-term and long-term liquidity needs of Columbia.

Unsolicited Tender Offer
On June 25, 1999, NiSource Inc., an Indiana corporation (NiSource), through its wholly-owned subsidiary, CEG Acquisition Corp., a Delaware corporation (collectively, the "Bidder"), disclosed in a Tender Offer Statement on Schedule 14D-1 (Schedule 14D-1) an offer to purchase all of the outstanding shares of Columbia's common stock at a price per share of $68.00 (Offer Price) net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated June 25, 1999, and in the related Letter of Transmittal (together, the "Offer"). Bidder revised the Offer on October 18, 1999, increasing the Offer Price to $74.00 per share net to the seller in cash, upon the terms and subject to the conditions set forth in the revised Offer to Purchase, dated October 18, 1999 (together, the "Revised Offer"). The Revised Offer is subject to numerous conditions. Twelve conditions and numerous other sub-conditions must be satisfied or waived before Bidder is obligated to consummate the Revised Offer.

Columbia's Board voted to reject the Revised Offer and set forth a number of factors, including the separate opinions of Morgan Stanley & Co., Inc. and Salomon Smith Barney Inc. that the Offer Price is inadequate from a financial point of view to Columbia's stockholders. Columbia's Board also instructed management, with the assistance of Columbia's financial and legal advisors, to explore strategic alternatives to generate value in excess of that which Columbia's business plan or the Revised Offer can create, including, without limitation (i) an extraordinary transaction, such as a merger or reorganization, involving Columbia or any of its subsidiaries; or (ii) a sale or transfer of a material amount of assets by Columbia or any of its subsidiaries.

As a result, representatives of Columbia will initiate discussions with one or more third parties that could relate to or result in one of the transactions mentioned above. However, there can be no assurance that any such transaction will result from these discussions.

Columbia's Board has determined that disclosure with respect to the parties to, and the possible terms of, any transactions or proposals of the type referred to in the preceding paragraphs might jeopardize any discussions or negotiations that Columbia may conduct. Accordingly, Columbia's Board has adopted a resolution instructing management not to disclose the possible terms of any such transactions or proposals, or the parties thereto, unless and until a definitive agreement or any agreement in principle relating thereto has been reached or, upon the advice of counsel, as may otherwise be required by law. The decision of Columbia's Board and the factors considered in the analysis of the Revised Offer are discussed more fully in Amendment No. 50 to the Solicitation/Recommendation Statement filed by Columbia on Schedule 14D-9 with the Commission on October 25, 1999.

The Revised Offer is currently set to expire on December 10, 1999, unless further extended. Columbia has retained the services of independent financial and legal advisors to assist it in connection with the Revised Offer.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

Market Risk Exposure
Subsidiaries in Columbia's exploration and production and energy marketing segments are exposed to market risk due primarily to fluctuations in commodity prices. In order to help minimize this risk, Columbia has adopted a policy that provides for commodity trading activities to help ensure stable cash flow, favorable prices and margins as well as to help capture any long-term increases in value. Financial instruments authorized for use by Columbia for commodity trading include futures, swaps and options. Columbia Energy Services utilizes financial instruments to help assure adequate margins on the purchase and resale of natural gas and electric power. Columbia Energy Resources, Inc. (Columbia Resources) utilizes financial instruments to fix prices for a portion of its future production volumes. These positions of Columbia Resources are hedged in the marketplace through Columbia Energy Services. Columbia Propane Corporation (Columbia Propane) utilizes financial instruments to help protect the value of its inventories and commitments.

In July 1999, the newly appointed president and chief executive officer of Columbia Energy Services reduced the level of trading activity at Columbia Energy Services during an ongoing evaluation of the various operations of this subsidiary. At the completion of the initial phase of this evaluation, it was determined that Columbia Energy Services would exit the wholesale and trading business. Columbia is currently in the process of selling Columbia Energy Services' wholesale and trading operations. During this period, Columbia Energy Services' trading activity, which is primarily in the business unit being offered for sale, will focus on managing physical assets and supporting gas and power sales. As a result, Columbia Energy Services no longer engages in open position trading in power and further trading in weather derivatives has been curtailed. Positions in natural gas, electric power and weather derivatives continue to be controlled within predetermined limits as provided by Columbia's senior management. Columbia's policy prohibits any Columbia subsidiary from entering into trading positions that are not effectively connected with its business. The risks associated with these trading activities are managed consistent with policies approved by Columbia's Board. Market risks are monitored by an independent risk control group operating separately from the area that creates or actively manages these risk exposures to monitor compliance with Columbia's stated risk management policies.

Columbia measures the market risk in its portfolios on a daily basis and employs multiple risk control mechanisms to mitigate market risk including value-at-risk measures using a variance/covariance methodology and volumetric limits.

Effective January 1, 1999, Columbia adopted mark-to-market accounting for all of its gas and power marketing operations and marks all physical and financial positions to market in accordance with Financial Accounting Standards Board Emerging Issues Task Force's Issue No. 98-10.

Columbia also utilizes fixed-to-floating interest rate swap agreements to modify the interest characteristics of a portion of its outstanding long-term debt. As a result of these transactions, $300 million of Columbia's long-term debt is now subject to fluctuations in interest rates.

Impact of Year 2000 on Computer and Other Systems
The Year 2000 issue is a worldwide concern because many existing computer programs and certain computer hardware were initially designed without considering the impact of the change to the Year 2000. If not corrected, certain computer, operating and other systems could fail or create erroneous results. In October 1999, Columbia announced that it had met its Year 2000 readiness objectives designed to provide uninterrupted, safe and reliable delivery of natural gas.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

Columbia evaluated its IT and non-IT systems to determine if they were Year 2000 compliant and, if these systems were not Year 2000 compliant, what corrective action was necessary. IT and non-IT systems that were identified, tested and, as necessary, corrected or replaced with compliant systems include: 1) mission critical processes that relate to the safety or dependability of Columbia's natural gas delivery system and other core business operations; 2) customer billing, vendor payment, shareholder records and payroll systems; and 3) other processes relevant to Columbia's continued operations. Embedded chips and other non-IT hardware that were found not to be Year 2000 compliant were replaced or upgraded as appropriate. To ensure timely completion of all phases of the Year 2000 project, Columbia utilized external consultants with relevant Year 2000 expertise on certain aspects of the project.

Columbia's Year 2000 program was divided into phases that provided for the timely assessment, remediation and testing of IT and non-IT systems as appropriate. The assessment phase, which was completed at the end of 1998, covered the inventory of systems and the determination as to where potential problems may exist. If a system could not be determined to be either compliant or date sensitive, it was deemed non-compliant and scheduled for inclusion in the remediation/testing phases. The remediation phase was for the correction of any Year 2000 compliance issues through repair or replacement and has been completed for IT systems and non-IT systems. The testing phase for IT and non-IT systems, which was designed to provide assurance that the remediation effort has been successful, is also complete. Critical devices were tested regardless of whether a manufacturer/vendor indicated that the device was Year 2000 compliant. To further test Columbia's Year 2000 readiness, Columbia conducted drills that simulated operations during the loss of certain critical internal systems/devises and loss of key public services. Columbia currently has in place general contingency plans in the event that a computer system, facility or process fails and it has completed its evaluation of the need for special contingency plans in the event that a Year 2000 problem should arise in spite of Columbia's efforts to ensure Year 2000 compliance. Where appropriate, specific Year 2000 contingency plans were developed for those systems that are essential to Columbia's ongoing businesses. Year 2000 contingency plans involve having alternate suppliers, processes or personnel on stand-by for essential processes. Columbia's planning for the Year 2000 contingency phase for mission critical processes began on January 1, 1999, and has been completed.

In addition to the evaluation of its own systems, Columbia has completed a Year 2000 readiness review in connection with its evaluation of acquisitions to determine that the potential target's systems either are, or will be, Year 2000 compliant in a timely manner.

Another area of concern is Columbia's exposure to third parties that may not be Year 2000 compliant. Columbia has completed the process of contacting strategic third parties with which it conducts business to obtain assurance that they will be Year 2000 compliant, utilizing letters and, where appropriate, questionnaires. Columbia has mailed letters to nearly all of its significant vendors and service providers and has verbally communicated with many of their strategic customers to determine whether or not interfaces with such entities are vulnerable to Year 2000 problems and whether the products and services purchased from or by such entities are Year 2000 compliant. Columbia has received responses from a high percentage of these third parties with many of the companies indicating that they expect to have addressed all of their significant Year 2000 issues on a timely basis. Where Columbia was not comfortable with the Year 2000 readiness of any third parties, Columbia developed appropriate contingency plans to address the potential impact of such party's failure on Columbia's operations.

The total estimated cost of assessing, testing and remediating Columbia's IT and non-IT systems for Year 2000 compliance, along with the cost of developing contingency plans, is approximately $18 million. The bulk of Columbia's Year 2000 project budget has been applied to the remediation and testing phases. This

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

estimate does not include costs that will be incurred by Columbia related to the acquisitions that may close subsequent to the date of this report. The total cost of Columbia's IT and non-IT systems Year 2000 compliance efforts combined with any incremental Year 2000 costs incurred relating to the acquisitions discussed elsewhere in this report that are expected to close during 1999, are not expected to be material. The estimated total cost of the Year 2000 project represents management's assessment, based on information currently available, scope of the project, work already completed and estimated remaining work. The expenditures necessary to become Year 2000 compliant will be satisfied through Columbia's cash flow from operations.

For the remainder of 1999, Columbia will continue to monitor Year 2000 readiness issues to ensure that upgrades, replacements or routine modifications to systems are identified and tested for Year 2000 compliance.

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

                        PART I -- FINANCIAL INFORMATION
               ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      TRANSMISSION AND STORAGE OPERATIONS

                                              Three Months                Nine Months
                                           Ended September 30,      Ended September 30,
                                           -------------------      -------------------
                                           1999      1998              1999      1998
                                           ----      ----              ----      ----
                                                             (millions)
Operating Revenues
    Transportation revenues               $125.3       $130.6       $442.2       $445.2
    Storage revenues                        44.5         45.4        138.5        137.7
    Other revenues                           4.8          4.0         30.0         27.1
                                          ------       ------       ------       ------
Total Operating Revenues                   174.6        180.0        610.7        610.0
                                          ------       ------       ------       ------

Operating Expenses
    Operation and maintenance               80.9         87.5        264.4        262.0
    Settlement of gas supply charges          --           --        (29.8)          --
    Depreciation                            26.2         25.8         79.8         75.8
    Other taxes                             12.1         12.0         40.8         40.9
                                          ------       ------       ------       ------
Total Operating Expenses                   119.2        125.3        355.2        378.7
                                          ------       ------       ------       ------

Operating Income                          $ 55.4       $ 54.7       $255.5       $231.3
                                          ======       ======       ======       ======


Throughput (Bcf)
Transportation
    Columbia Transmission
        Market area                        149.3        151.0        707.7        674.6
    Columbia Gulf
        Mainline                           144.5        138.8        441.4        420.6
        Short-haul                          57.5         56.7        166.1        178.3
        Intrasegment eliminations         (135.8)      (134.4)      (420.1)      (406.8)
                                          ------       ------       ------       ------
Total Throughput                           215.5        212.1        895.1        866.7
                                          ======       ======       ======       ======

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)



Proposed Millennium Pipeline Project
The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to northeast and mid-Atlantic markets. The 442-mile pipeline will connect to TransCanada Pipe Lines Ltd. at a new Lake Erie export point and transport approximately 700,000 thousand cubic feet (Mcf) per day. Nine shippers have signed agreements for the available capacity. A filing with the Federal Energy Regulatory Commission (FERC), requesting approval of the Millennium Project, was made on December 22, 1997. This filing began the extensive review process, including opportunities for public review, communication and comment. The Millennium Project sponsors have announced that the proposed in-service date is expected to be November 1, 2000. The likelihood of meeting the in-service date proposed by the Millennium Project sponsors depends on a number of variables including the timely issuance of an acceptable certificate by the FERC.

The sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd., and MCN Energy Group, Inc.

Market Expansion Project
Columbia Transmission's Market Expansion project expanded its pipeline and storage system to meet increased customer demands. The final phase of the service commenced in November 1999. The expansion adds approximately 500,000 Mcf per day of firm service to 23 customers.

Storage Base Gas Sales
Columbia Transmission has agreements to sell 4.8 billion cubic feet (Bcf) of base gas volumes in the first quarter of 2000. Base gas represents storage volumes that are maintained to ensure that adequate pressure exists to deliver current inventory. However, as a result of ongoing improvements made in Columbia Transmission's storage operations, from time-to-time certain of these storage volumes are determined to be unnecessary to maintain deliverability of current inventory. Columbia Transmission is allowed to retain approximately 95% of the first $60 million pre-tax gain from any base gas sales and to share equally with customers any gain after that level.

Sale of Facilities
During the first nine months of 1999, Columbia Transmission sold approximately 1,120 miles of gathering facilities and related properties to various parties. Agreements are in place for the planned sale of an additional 970 miles of gathering and transmission pipelines and the Kanawha Separation Plant to third parties.

Excluding the above sales, there are approximately 170 miles of gathering lines remaining to be sold or refunctionalized.

The sale of these assets will not have a material impact on Columbia's financial results.

Columbia Transmission's Phase II Rate Proceeding
Columbia Transmission's rate case settlement, approved by the FERC in April 1997, provided for a hearing to address environmental cost recovery that was excluded from the settlement. The procedural schedule established by the presiding Administrative Law Judge provided for a hearing to commence in the fall of 1998. However, at the request of Columbia Transmission and other active parties, the schedule

                        PART I -- FINANCIAL INFORMATION
               ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

was suspended in May 1998, in order to afford the parties an opportunity to pursue settlement discussions. As a result of these discussions, the active parties reached an agreement in principle on the overall components of an environmental settlement. The comprehensive agreement in principle included such major components as Columbia Transmission's total allowed recovery of environmental remediation program costs and the disposition of any proceeds received by Columbia Transmission from insurance carriers and others. Columbia Transmission filed the stipulation and agreement with the FERC on April 5, 1999 and on September 15, 1999, the FERC approved the settlement. No requests for rehearing were filed. The approval of the settlement did not have a material impact on Columbia's consolidated financial results.

Columbia Transmission's Voluntary Incentive Retirement Program
Columbia Transmission announced the introduction of the voluntary incentive retirement plan on September 30, 1999. Approximately 600 Columbia Transmission employees are eligible for the program, which provides the retirement incentive for active employees who are of age fifty and above with at least five years of service as of March 1, 2000. Eligible employees will have a 45 day consideration period beginning December 15, 1999. An acceptance window will open on January 1, 2000 and close on January 31, 2000. The majority of the retirements are scheduled to occur in the first quarter of 2000, at which time the cost of the program will be recorded. Retirement costs for these employees are funded through the pension plan and will have a minimal impact on consolidated net income.

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

Throughput for the transmission and storage segment totaled 215.5 Bcf and 895.1 Bcf for the third quarter and first nine months of 1999, respectively. For the third quarter, this represents an increase of 3.4 Bcf from the same period in 1998, primarily due to increased demand. Colder weather in 1999 and increased transportation services from Columbia Transmission's market expansion project resulted in a 28.4 Bcf increase in throughput for the first nine months of 1999 over the same period last year.

Operating Revenues
Total operating revenues were $174.6 million for the third quarter of 1999, a decrease of $5.4 million from the same period in 1998. After adjusting for certain revenues that are offset in operating expense, revenues decreased $700,000 primarily attributable to the 1998 revenues benefiting from a $3.3 million contract termination fee, which is partially offset by increased transportation services from Columbia Transmission's Market Expansion project.

For the first nine months of 1999, operating revenues were $610.7 million, essentially unchanged from the same period in 1998. Both periods included the sale of storage base gas. In the first quarter of 1999, approximately 6.9 Bcf was sold for a gain of $14.4 million and in the same period in 1998, approximately 4.7 Bcf of storage base gas was sold for a gain of $13.4 million.

                        PART I -- FINANCIAL INFORMATION
               ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)


Operating Income
Operating income for the third quarter of 1999 was $55.4 million, an increase of $700,000 over the same period last year. After adjusting for transactions that have no effect on operating income, lower revenues were more than offset by reduced operating expenses primarily reflecting lower [OUTSIDE SERVICE COSTS.]

For the first nine months of 1999, operating income for the transmission and storage segment of $255.5 million increased $24.2 million over the same period last year primarily reflecting a $23.5 million decrease in operating expenses. Lower operating expenses included the producer contract settlement recorded in the first quarter of 1999 stemming from Columbia's prior bankruptcy proceedings. Partially offsetting the increase in income was the effect of a 1998 improvement attributable to a $4.5 million settlement gain related to postretirement benefit costs.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)



                            DISTRIBUTION OPERATIONS

                                                   Three Months                Nine Months
                                                 Ended September 30,        Ended September 30,
                                                 -------------------        -------------------
                                                   1999        1998        1999            1998
                                                   ----        ----        ----            ----
                                                                    (millions)

Net Revenues
    Sales revenues                              $  120.1     $  178.6     $1,283.9       $1,199.1
    Less: Cost of gas sold                          43.0         83.3        865.0          723.1
                                                --------     --------     --------       --------
    Net Sales Revenues                              77.1         95.3        418.9          476.0

                                                --------     --------     --------       --------

    Transportation revenues                         47.8         29.1        221.5          122.6
    Less: Associated gas costs                       5.2          2.5         24.1           12.5

                                                --------     --------     --------       --------
    Net Transportation Revenues                     42.6         26.6        197.4          110.1
                                                --------     --------     --------       --------

Net Revenues                                       119.7        121.9        616.3          586.1
                                                --------     --------     --------       --------

Operating Expenses
    Operation and maintenance                       89.6         91.8        299.2          275.7
    Depreciation                                    11.5         11.4         64.6           61.9
    Other taxes                                     17.3         17.1        104.4          113.4
                                                --------     --------     --------       --------
Total Operating Expenses                           118.4        120.3        468.2          451.0
                                                --------     --------     --------       --------

Operating Income                                $    1.3     $    1.6     $  148.1       $  135.1
                                                ========     ========     ========       ========

Throughput (Bcf)
    Sales
        Residential                                  7.7         10.0         92.3          102.9
        Commercial                                   2.9          4.0         30.9           37.7
        Industrial and other                         0.6          0.7          2.2            3.1
                                                --------     --------     --------       --------
    Total Sales                                     11.2         14.7        125.4          143.7
    Transportation                                  65.8         60.2        250.6          206.8
                                                --------     --------     --------       --------
Total Throughput                                    77.0         74.9        376.0          350.5
Off-System Sales                                     1.6          8.9        167.1           60.3
                                                ========     ========     ========       ========
Total Sold and Transported                          78.6         83.8        543.1          410.8
                                                ========     ========     ========       ========


Sources of Gas for Throughput (Bcf)
    Sources of Gas Sold
        Spot market*                                96.7         47.9        234.2          166.9
        Producers                                    2.4          2.3          7.1            7.7
        Storage withdrawals (injections)           (33.2)       (44.8)        (7.6)          (7.0)
        Other                                      (53.1)        18.2         58.8           36.4

                                                --------     --------     --------       --------
    Total Sources of Gas Sold                       12.8         23.6        292.5          204.0
    Gas received for delivery to customers          65.8         60.2        250.6          206.8
                                                --------     --------     --------       --------

Total Sources                                       78.6         83.8        543.1          410.8
                                                ========     ========     ========       ========



* Reflects volumes under purchase contracts of less than one year.

                        PART I -- FINANCIAL INFORMATION
               ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)

Market Conditions
Weather in Columbia's distribution subsidiaries' (Distribution) market area for the first nine months of 1999 was 6% warmer than normal but 16% colder than the record warm weather during the same period in 1998. For the first nine months of 1999, Distribution's weather-sensitive deliveries were up 22.3 Bcf from last year.

Regulatory Matters
Distribution continues to sign up customers for its Customer CHOICE(SM) programs in Ohio, Pennsylvania, Virginia and Maryland. These programs give retail customers the opportunity to purchase natural gas directly from marketers and to use Distribution's facilities for transportation services. More than 520,000 residential customers, or about 35% of eligible customers, are participating in the Customer CHOICE(SM) programs. Overall, approximately 86% of Distribution's nearly 2.1 million residential, commercial and industrial customers are eligible to participate in its Customer CHOICE(SM) programs.

In October 1999, the Pennsylvania Public Utility Commission (PPUC) unanimously approved Columbia Gas of Pennsylvania, Inc.'s (Columbia of Pennsylvania) interim restructuring plan, thereby allowing all 382,000 of the company's residential and small-commercial customers the right to choose a new natural gas supplier, effective November 1, 1999. Prior to this date, more than 70% of Columbia of Pennsylvania's customers in seven counties could choose their supplier under a program approved by the PPUC in 1998. Nearly 40% of these eligible customers purchased their natural gas from an alternative supplier. Columbia of Pennsylvania's full restructuring plan is expected to be approved in early 2000 and is not expected to have a material effect on Columbia's consolidated results of operations.

On October 25, 1999, Columbia Gas of Ohio, Inc. (Columbia of Ohio) and a group comprising diverse interested parties, also known as the Collaborative, filed with the Public Utilities Commission of Ohio (PUCO) a third amendment to its 1994 rate case. The filing proposes to extend Columbia of Ohio's Customer CHOICE(SM) program through October 31, 2004, to resolve the issue of transition capacity costs and freeze base rates through 2004. A decision by the PUCO is expected before year-end.

Environmental Matters
Distribution's primary environmental issues relate to seventeen former manufactured gas plant sites. Investigations or remedial activities are currently underway at six sites and remedial construction has been completed at two sites. Additional site investigations may be required at some of the remaining sites. To the extent Distribution's site investigations have been conducted, remediation plans developed and any responsibility for remediation established, the appropriate estimated liabilities have been recorded. Regulatory assets have also been recorded for a majority of these costs as rate recovery has been authorized or is anticipated.

Volumes
During the third quarter of 1999, total volumes sold and transported of 78.6 Bcf decreased 5.2 Bcf from last year's third quarter. The decline reflects a decrease in off-system sales opportunities in the current quarter, which was only partially offset by the impact of increased natural gas usage in electric generation and oil refining.

For the first nine months of 1999, total volumes sold and transported of 543.1 Bcf increased 132.3 Bcf over the same period in 1998. The improved throughput reflects this year's colder weather compared to 1998, along with a 106.8 Bcf increase in off-system sales as Distribution took advantage of higher spot prices in March 1999 to sell supplies available due to warmer than normal weather.

                        PART I -- FINANCIAL INFORMATION
               ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      DISTRIBUTION OPERATIONS (CONTINUED)


Net Revenues
Net revenues for the quarter ended September 30, 1999 were $119.7 million, down $2.2 million from the same period last year. Lower revenues from non-traditional revenue sources that Columbia of Ohio was allowed to retain under terms of its 1996 regulatory settlement were mostly offset by the beneficial impact of Columbia of Ohio's 1997 rate settlement.

For the first nine months of 1999, net revenues were $616.3 million, up $30.2 million from the same period in 1998, primarily due to this year's colder weather.

Operating Income
Distribution had operating income of $1.3 million for the third quarter of 1999, down $300,000 from the same period of 1998. The lower net revenues described above were partially offset by a $1.9 million decline in total operating expenses. Operation and maintenance expense decreased by $2.2 million, primarily reflecting lower uncollectible accounts. The decline in operation and maintenance expense was partially offset by increases in depreciation and taxes other than income.

Operating income for the first nine months of 1999 of $148.1 million represents an increase of $13 million over the same period in the prior year. The $30.2 million increase in net revenues over last year was partially offset by $17.2 million in higher operating expenses. Operating income for the first nine months of 1998 benefited from a $15.9 million settlement gain related to postretirement benefits costs that reflected the purchase of insurance for a portion of those liabilities. Other changes in operation and maintenance expense increased $7.6 million over the first nine months of 1998 reflecting higher costs for other employee benefits. Depreciation expense increased $2.7 million due to additional plant in service while other taxes decreased $9 million as a result of lower gross receipts taxes.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                      EXPLORATION AND PRODUCTION OPERATIONS


                                             Three Months             Nine Months
                                           Ended September 30,      Ended September 30,
                                           -------------------      -------------------
                                            1999       1998          1999       1998
                                            ----       ----          ----       ----

                                                           (millions)

Operating Revenues
    Gas revenues                           $  32.4     $  24.1     $  86.2      $  86.5
    Other revenues                             3.4         2.7        11.6         10.1
                                           -------     -------     -------      -------
Total Operating Revenues                      35.8        26.8        97.8         96.6
                                           -------     -------     -------      -------

Operating Expenses
    Operation and maintenance                 13.7        10.4        40.0         33.2
    Depreciation and depletion                 7.7         8.6        25.9         27.5
    Other taxes                                2.8         2.3         7.8          7.5
                                           -------     -------     -------      -------
Total Operating Expenses                      24.2        21.3        73.7         68.2

                                           -------     -------     -------      -------

Operating Income                           $  11.6     $   5.5     $  24.1      $  28.4
                                           =======     =======     =======      =======


Gas Production Statistics
Production (Bcf)
    U.S                                       13.2         8.5        34.0         28.6
    Canada                                      --          --         0.1          0.1
                                           =======     =======     =======      =======
      Total                                   13.2         8.5        34.1         28.7
                                           =======     =======     =======      =======

Average Price ($ per Mcf)
    U.S                                       2.39        2.83        2.49         3.01
    Canada                                    2.07        2.44        2.35         2.70

Oil and Liquids Production Statistics
Production (000 Bbls)
    U.S                                         44          46         130          152
    Canada                                       2           4           7            8
                                           =======     =======     =======      =======
      Total                                     46          50         137          160
                                           =======     =======     =======      =======

Average Price ($ per Bbl)
    U.S                                      16.25       11.55       13.07        12.87
    Canada                                   20.01       17.04       16.70        17.31

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      EXPLORATION AND PRODUCTION OPERATIONS

Acquisitions

On August 30, 1999, Columbia Natural Resources Inc. (CNR), a subsidiary of Columbia Resources, announced the expansion of its holdings in New York by acquiring assets from Meridian Exploration Corporation (Meridian Exploration). The property and wells are located in Seneca and Cayuga Counties, New York. The transaction involved 319 producing wells, an 88-mile gathering system, and two natural gas fields composed of 51,000 acres of mineral rights and 17 Bcf equivalents (Bcfe) of proven reserves. CNR plans an active drilling and production program in this area, which will complement its ongoing exploration and drilling program along the southern region of the Finger Lakes.

In the third quarter of 1999, another subsidiary of Columbia Resources, Columbia Natural Resources Canada Limited, acquired additional properties and established two new joint venture arrangements in New Brunswick, Canada. The transactions involve exploration interests in over 1.6 million acres, 17 tracts, one well and approximately 40 miles of seismic data.

Drilling Activity
On October 14, 1999, CNR announced that it had discovered natural gas in a second deep well in Roane County, West Virginia. The well's operational characteristics are similar in many respects to the original discovery well announced in June 1999, which demonstrated an open-flow rate of approximately 50 MMcf per day. Both wells encountered natural gas flows at pressures considered extraordinary in the Appalachian Basin. CNR is prepared to drill 12 wells in 2000 to expand and develop these prospects and expects to complete two additional test wells in similar structures at other West Virginia locations before year-end.

Columbia Resources has participated in 92 gross (84 net) wells during the third quarter, adding 30.9 net Bcfe of reserves. During the same period of 1998, Columbia Resources completed 46 gross (40 net) wells, adding reserves of 11.5 net Bcfe.

For the first nine months of 1999, Columbia Resources has drilled 194 wells, while participating in 16 wells drilled by third parties. Of the total wells drilled, 163 gross (145 net) wells have been completed with a success rate of 83%, adding 45.6 Bcfe of reserves. Columbia Resources experienced a 75% success rate during the first nine months of 1998 that yielded a total of 17.2 Bcfe from the drilling of 87 gross (72 net) wells. Columbia Resources' 1999 drilling program is progressing on track toward 230 net new wells. The company currently has 13 rigs operating throughout six states.

Volumes
Gas production of 13.2 Bcf in the third quarter of 1999 increased 4.7 Bcf over the same period in 1998, primarily due to the acquisitions of the Wiser Oil Company and Meridian Exploration, new drilling and improvements to Columbia Resources' gathering facilities. For the nine months ended September 30, 1999, gas production increased 5.4 Bcf to 34.1 Bcf. The increased gas production experienced in the third quarter is expected to continue for the remainder of 1999, resulting in expected annual production for this year to be approximately 50 Bcf.

Operating Revenues
Operating revenues for the third quarter of 1999 were $35.8 million, compared to $26.8 million for the same quarter a year ago. The $9 million increase was primarily due to increased gas production, which was up 55% over last year. The average gas price for the third quarter of $2.39 per Mcf was $0.44 per Mcf lower than the same quarter a year ago.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      EXPLORATION AND PRODUCTION OPERATIONS

Operating revenues of $97.8 million for the first nine months of 1999 increased $1.2 million over the same period last year. A 19% increase in gas production was offset by lower realized prices for 1999 gas sales relative to the 1998 period. Columbia Resources continues to manage the uncertainty of natural gas prices by hedging a portion of its production using derivative instruments. As of September 30, 1999, CNR had hedged 100% of its at-risk gas production for the fourth quarter of 1999 at an average price of $3.41 per Mcf. Fifty percent of the at-risk production for the first quarter of 2000 has been hedged at an average price of $3.74 per Mcf.

Operating Income
Operating income for the third quarter of 1999 of $11.6 million increased $6.1 million over last year's third quarter primarily due to higher operating revenues, as discussed above, which were partially offset by higher operation and maintenance costs attributable to recent acquisitions.

Operating income of $24.1 million for the nine months ended September 30, 1999, represents a decrease of $4.3 million from the same period in 1998. The decrease reflects in large part the higher operating costs associated with acquisitions and operation and maintenance costs due to expanded gathering facilities.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                          ENERGY MARKETING OPERATIONS





                          ENERGY MARKETING OPERATIONS

                                           Three Months                Nine Months
                                         Ended September 30,         Ended September 30,
                                         -------------------         -------------------
                                          1999        1998           1999       1998
                                                           (millions)

Net Revenues
    Gas                                  $160.7       $174.4       $544.5       $541.2
    Propane                                32.7          8.5         78.5         43.0
    Petroleum                              47.9           --         70.8           --
                                         ------       ------       ------       ------
Total                                     241.3        182.9        693.8        584.2
Less: Products purchased                  227.9        178.2        640.8        558.6
                                         ------       ------       ------       ------

Gross Margin                               13.4          4.7         53.0         25.6

Other revenues                              7.1          2.6         15.2          7.3
                                         ------       ------       ------       ------

Net Revenues                               20.5          7.3         68.2         32.9
                                         ------       ------       ------       ------

Operating Expenses
    Operation and maintenance              34.9         15.3         83.9         44.6
    Depreciation                            7.5          1.7         13.4          4.1
    Other taxes                             4.8          0.9          7.5          3.0
                                         ------       ------       ------       ------
Total Operating Expenses                   47.2         17.9        104.8         51.7
                                         ------       ------       ------       ------

Operating (Loss)                         $(26.7)      $(10.6)      $(36.6)      $(18.8)
                                         ======       ======       ======       ======


Sales
    Gas (billion cubic feet)               27.7         34.0        111.3         99.2
    Propane (millions of gallons)          40.3          9.7         95.8         44.5
    Petroleum (millions of gallons)        74.8           --        122.5           --

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Beginning with reported third quarter of 1999 results, energy marketing operations include the operations of Columbia Propane Corporation as well as Columbia Energy Services' continuing retail businesses. The segment results for the 1999 and 1998 prior periods have been reclassified to reflect this change.

Columbia Energy Services
Columbia Energy Services consists of four distinct business lines: These business lines consist of: 1) Mass Markets that primarily markets natural gas and electric power to residential and small commercial customers through several channels; 2) Major Accounts that provides energy services and products to industrial and large commercial clients; 3) an internet based business that offers a variety of services to energy marketers and consumers, and 4) the wholesale and trading business that provides energy products and services to wholesale customers and trades natural gas and power using derivative instruments.

The Mass Markets business concentrates on providing natural gas and electric power to smaller volume retail customers; whereas the Major Accounts business serves larger volume customers and has a separate accounting subsystem and billing system. Frequently the Major Accounts business provides the management of its customers' energy procurement activities and individual balancing and scheduling of customers' energy requirements. Revenues for the first nine months of 1999 for the Major Accounts business totaled $240.5 million and for the Mass Markets line of business, revenues of $65.5 million were reported for the same period.

The recently appointed president and CEO of Columbia Energy Services has been conducting a strategic assessment of all facets of Columbia Energy Services' businesses, which was begun in the first quarter of 1999, including ongoing action taken with company personnel and outside consultants to identify and continue to address infrastructure weaknesses.

After completing the initial phase of the strategic assessment, it was determined that Columbia Energy Services would concentrate its efforts primarily on the retail businesses, taking advantage of Columbia's existing geographic presence in an area where deregulation of gas and electric power markets is proceeding rapidly. In late August 1999, Columbia Energy Services announced its intention to sell its wholesale and trading operations, based in Houston, Texas. In accordance with generally accepted accounting principles, the wholesale and trading operations are being reported as discontinued operations on Columbia's consolidated financial statements. After interested parties completed their evaluation process, Columbia recently received bids that were not as high as originally anticipated. As a result, Columbia recorded a loss on the disposal of discontinued operations in the third quarter of 1999 of $13 million after-tax. See Note 9 for additional information regarding this adjustment.

As reported in Columbia's 1999 Second Quarter Report on Form 10-Q, Columbia had the intention of merging the Mass Markets and Major Accounts businesses and consolidating them in Herndon, Virginia. However, after further analysis from the ongoing strategic assessment, it was determined that Columbia Energy Services should focus on its Mass Markets business and exit the Major Accounts business. In November 1999, management began preparing the Major Accounts business for sale. Management is presently reviewing the requirements for recording the exit from the major accounts business as discontinued operations in accordance with generally accepted accounting principles.

Management anticipates based on current information that, as a result of an ongoing assessment being made of the existence and scope of obligations to and from third parties, and of the decision to exit the Major Accounts business, a reserve will be recorded in the fourth quarter of 1999. The ultimate amount of the reserve is not determinable pending completion of management's review. This amount when taken together with continuing losses could be material to Columbia's consolidated annual net income.

On October 20,1999, Columbia and Metromedia Energy, Inc. (Metromedia Energy), a Metromedia Company affiliate, announced the completion of a letter of intent to form a joint venture between Columbia and

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Metromedia Energy to market a broad, consumer-driven portfolio of retail energy and related services. The business will focus initially on emerging energy markets, primarily in the Northeast quadrant of the United States.

The new venture, called Columbia Metromedia Energy, will be owned equally, directly or indirectly, by Columbia and Metromedia Energy and will operate Columbia Energy Services' Mass Markets business. The new company also will include the businesses of Metromedia Energy. The venture, subject to execution of a definitive agreement and other conditions, is currently expected to be operational by the end of the first quarter of 2000.

Propane Acquisitions
On July 27, 1999, Columbia Propane completed its purchase of the propane assets of ENC Propane and a related appliance sales and services business, both located in eastern North Carolina. On September 21, 1999, Columbia Propane completed the purchase of the propane and fuel oil assets of Baker & Russell, Inc. (Baker & Russell) located in Shippensburg, Pennsylvania. These acquisitions, together with the acquisitions of National Propane Partners, L.P., Carlos R. Leffler, Inc., (Leffler) and Trentane Gas, Inc. earlier in 1999, raise the total number of customers served by Columbia Propane to more than 344,700 in 35 states and the District of Columbia, triple the number of customers served at the end of 1998. Columbia Petroleum Corporation (Columbia Petroleum), a subsidiary of Columbia Propane, owns and operates the petroleum assets acquired from Leffler and Baker & Russell. Columbia Petroleum currently serves 42,600 customers in five states.

Net Revenues

Net revenues for the third quarter of 1999 were $20.5 million, an increase of $13.2 million over the same period last year. This improvement reflects an increase in net propane and petroleum revenues as a result of Columbia Propane's acquisitions partially offset by a decrease in net gas revenues due to Columbia Energy Services' lower margins.

For the nine months ended September 30, 1999, net revenues were $68.2 million, up $35.3 million from last year, primarily due to Columbia Propane's acquisitions and colder weather in the first quarter of 1999. The improvement in net propane and petroleum revenues was partially offset by a decrease in net gas revenues due to lower margins from Columbia Energy Services.

Operating Loss

An operating loss of $26.7 million was recorded in the third quarter of 1999 compared to an operating loss of $10.6 million in the same period last year. Of the increased loss, approximately $10.3 million of the period-to-period change reflected Columbia Energy Services' restructuring costs, higher customer acquisition and retention costs, a larger infrastructure than a year ago and costs incurred from on-going consulting services to improve its operations. Also adding to the higher loss were lower recorded margins and increased costs related to new customer billing systems and costs related to addressing weaknesses in, and promoting operational efficiencies of, the infrastructure, which is larger when compared to a year ago. In addition, the expanded operations of Columbia Propane, resulting from recent acquisitions, contributed to the increased loss.

For the first nine months of 1999, an operating loss of $36.6 million was reported compared to an operating loss of $18.8 million in the same period last year. Improved net revenues were more than offset by higher 1999 operating costs that primarily reflected restructuring costs for Columbia Energy Services' retail operations, customer acquisition and retention costs, additional staffing levels as well as costs related to improving weaknesses and promoting efficiencies in its infrastructure, as discussed previously.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                   POWER GENERATION, LNG AND OTHER OPERATIONS

                                   Three Months          Nine Months
                                 Ended September 30,   Ended September 30,
                                 -------------------   -------------------
                                    1999     1998       1999       1998
                                    ----     ----       ----       ----
                                                (millions)
Operating Revenues
    Power generation               $ 2.5     $ 2.6     $ 6.0      $ 6.4
    LNG                              2.5       3.1       6.7        7.7
    Other                            0.1       0.4       0.4        0.4

                                   -----     -----      -----      -----
Total Operating Revenues             5.1       6.1       13.1       14.5
                                   -----     -----      -----      -----

Operating Expenses
    Operation and maintenance        3.4       3.6       10.2        8.6
    Depreciation                     0.1        --        0.1         --
    Other taxes                       --       0.1        0.3        0.2
                                   -----     -----      -----      -----
Total Operating Expenses             3.5       3.7       10.6        8.8
                                   -----     -----      -----      -----

Operating Income                   $ 1.6     $ 2.4      $ 2.5      $ 5.7
                                   =====     =====      =====      =====

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

             POWER GENERATION, LNG AND OTHER OPERATIONS (CONTINUED)




Telecommunications Network
Columbia Transmission Communications Corporation (Transcom), a wholly-owned subsidiary of Columbia, began the construction of its telecommunications network along the Washington, D.C. to New York City corridor. Transcom will build and maintain a fiber network on rights-of-way of Columbia's pipeline companies. Transcom expects to complete the D.C. to New York fiber link in the first quarter of 2000. The route covers 260 miles and provides access to 16 million people in the busiest telecommunications corridor in the United States. The company is developing plans to extend the fiber network to 2,500 route miles with direct access to 35 million people throughout the eastern United States.

Proposed Cogeneration Project
In October 1999, Columbia's wholly-owned subsidiary, Columbia Electric Corporation, announced that it is developing a natural gas-fired power plant in Charles County, Maryland. The proposed plant, known as the Kelson Ridge Project, if completed, would produce up to 550 megawatts of energy for the regional market. Subject to the receipt of various state and local regulatory approvals and completion of other development activities, construction is estimated to begin in 2001.

Operating Revenues
Operating revenues for the third quarter and first nine months of 1999 decreased $1 million and $1.4 million, respectively, from the same periods last year primarily reflecting reduced LNG short-term storage sale prices and a contract reduction for customer services.

Operating Income
The power generation, LNG and other operations reported operating income of $1.6 million in the third quarter of 1999, down $800,000 from the same period last year, primarily reflecting lower revenues from LNG services.

Operating income for the first nine months of 1999 was $2.5 million, a decrease of $3.2 million from the same period in 1998. This decrease primarily reflected lower operating revenues of $1.4 million and higher operation and maintenance expense of $1.6 million due to increased staffing levels and development activity for the cogeneration business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have not been any material changes regarding quantitative and qualitative disclosures about market risk from the information reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1998, other than the information reported on page 19 of the Management's Discussion and Analysis under "Market Risk Exposure."


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         No new reportable matters have arisen and there have been no material developments in any legal proceedings reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1998 or the Quarterly Report on Form 10-Q for the first and second quarters of 1999, except as follows:

    Other

      A. Cathodic Protection. The history related to this matter is discussed in Columbia's 1998 Annual Report on Form 10-K. On April 29, 1999, the staff of the Virginia State Corporation Commission (VSCC) issued a Notice of Probable Violation, indicating that it had discovered numerous "probable violations" of the VSCC's pipeline safety regulations. On May 26, 1999, Columbia of Virginia submitted a response to the Notice acknowledging that cathodic protection deficiencies had occurred, identifying the actions taken by Columbia of Virginia to address such deficiencies, and requesting an informal conference. Informal conferences with the VSCC staff have been held. As a result of these conferences, Columbia of Virginia has agreed to engage an independent consultant to review its cathodic protection program. Discussions between Columbia of Virginia and the staff concerning the resolution of this matter are continuing.

     B. MarkWest Hydrocarbon, Inc., Arbitration Proceeding, AAA Case No. 77 181 0035 98 (filed February 13, 1998); Columbia Gas Transmission Corp. v. MarkWest Hydrocarbon, Inc., U.S.D.C., S.D. W. Va., Case No. 2:98-03622 (filed April 28, 1998). On October 16, 1999, Columbia Transmission and MarkWest executed the necessary documents to implement a full and complete settlement of all issues. As part of the settlement, MarkWest will expand certain facilities to process additional gas production in the Appalachian region.

     C. NiSource Related Litigation. NiSource has commenced three lawsuits against Columbia and its directors, two in Delaware Chancery Court and one in the United States District Court for the District of Delaware. Several groups of shareholders have instituted similar or identical actions against Columbia. These shareholder actions have been consolidated with each other and coordinated with NiSource's actions. NiSource's federal court complaint was filed on June 24, 1999, and was amended on July 8, 1999. The federal court complaint, among other things (i) alleges that certain statements that Columbia has made in connection with NiSource's offer to purchase Columbia have been false and misleading in violation of the Securities Exchange Act of 1934, as amended; (ii) seeks an injunction requiring Columbia to take all actions necessary to exempt the NiSource tender offer from the requirements of Section 203 of the Delaware General Corporation Law, and (iii) seeks injunctive relief prohibiting Columbia from taking any defensive actions in response to the Offer.

         The first Chancery Court complaint was filed on June 24, 1999, and alleged that Columbia's certificate of incorporation requires 13 persons to be on the Board of Directors and that, therefore, Columbia's current 12-person Board of Directors violates the certificate. On September 22, 1999, the Chancery Court granted Columbia's motion to dismiss and declined to grant an order for a special meeting of the shareholders to elect a thirteenth director.

         The second Chancery Court complaint was filed on July 29, 1999, and alleges that the Board's actions in response to the Offer, including the announced increase in Columbia's share repurchase program, represent a breach of the fiduciary duties owed to Columbia stockholders. This matter is scheduled for a preliminary injunction hearing on December 9, 1999.

         The parties began discovery in both the federal and Chancery Court action. On October 25, 1999, the parties agreed to a standstill on discovery pending the outcome of meetings between the two companies. The parties also agreed to ask the Chancery Court to vacate the December 9, 1999 preliminary injunction hearing.


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

           Exhibit
           Number
           ------

             12*      Statements of Ratio of Earnings to Fixed Charges

             27*      Financial Data Schedule


             * Filed herewith

   Item 6.      Exhibits and Reports on Form 8-K (continued)

                The following reports on Form 8-K were filed during the third quarter of 1999.

                                       Financial
                        Item          Statements
                     Reported          Included          Date of Event            Date Filed
                     --------          --------          -------------            ----------
                          5              No              July 6, 1999             July 7, 1999
                          5             Yes **          July 15, 1999            July 19, 1999
                          5              No           August 30, 1999          August 31, 1999

                        ** Summary of Financial and Operational data for three and six months ended June 30, 1999.

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



                                                  Columbia Energy Group
                                                  ---------------------
                                                      (Registrant)


 Date:  November 15, 1999                     By:  /s/ Jeffrey W. Grossman
                                                   -----------------------
                                                       Jeffrey W. Grossman
                                                   Vice President and Controller
                                                   (Principal Accounting Officer
                                                    and Duly Authorized Officer)