Form 10-K
period 1999-12-31
COLUMBIA ENERGY GROUP
filed 2000-03-02
CIK 22099

             As filed with the United States Securities and Exchange
                        Commission on March 2, 2000.



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended DECEMBER 31, 1999

                                       or

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

                     C O L U M B I A  E N E R G Y  G R O U P
             (Exact name of registrant as specified in its charter)

      Delaware                                                 13-1594808
(State or other Jurisdiction of incorporation             (I.R.S. Employer
 or organization)                                          (Identification No.)

13880 Dulles Corner Lane, Herndon, VA                           20171
(Address of Principal Executive Office)                        (Zip Code)

        Registrant's telephone number, including area code (703) 561-6000

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
 Title of Each Class                                      on Which Registered
Common Stock, $0.01 Par Value . . . . . . . . . . .     New York Stock Exchange

Debentures
6.39% Series A due November 28, 2000
6.61% Series B due November 28, 2002
6.80% Series C due November 28, 2005
7.05% Series D due November 28, 2007
7.32% Series E due November 28, 2010
7.42% Series F due November 28, 2015
7.62% Series G due November 28, 2025

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes [ X ] or No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of the outstanding common shares of the Registrant held by nonaffiliates as of January 31, 2000, was $5,231,062,000. For purposes of the foregoing calculation, all directors and/or officers have been deemed to be affiliates, but the registrant disclaims that any of such directors and/or officers is an affiliate.

The number of shares outstanding of each class of common stock as of January 31, 2000, was: Common Stock $0.01 Par Value: 81,304,961 shares outstanding.

                       Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant's Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

                                    CONTENTS

                                                                                                       Page
Part I                                                                                                  No.

         Item 1.  Business...................................................................            3

         Item 2.  Properties.................................................................            7

         Item 3.  Legal Proceedings..........................................................            9

         Item 4.  Submission of Matters to a Vote of Security Holders........................            11

Part II

         Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..            11

         Item 6.  Selected Financial Data....................................................            12

         Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................            14

         Item 8.  Financial Statements and Supplementary Data................................            39

         Item 9.  Change In and Disagreements with Accountants on Accounting and
                  Financial Disclosure.......................................................            72

Part III

         Item 10. Directors and Executive Officers of the Registrant.........................            72

         Item 11. Executive Compensation.....................................................            72

         Item 12. Security Ownership of Certain Beneficial Owners and Management.............            72

         Item 13. Certain Relationships and Related Transactions.............................            72

Part IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............            73

         Undertaking made in Connection with 1933 Act Compliance on Form S-8.................            73

         Signatures..........................................................................            74

         Exhibits............................................................................            75

                                     PART I

ITEM 1.  BUSINESS

General
Columbia Energy Group (Columbia), formerly The Columbia Gas System, Inc., and its subsidiaries comprise one of the nation's largest integrated natural gas systems engaged in natural gas transmission, natural gas distribution, and exploration for and production of natural gas and oil. Columbia is also engaged in related energy businesses including the distribution of propane and petroleum products, marketing of natural gas and electricity and the generation of electricity, primarily fueled by natural gas. Columbia, organized under the laws of the State of Delaware on September 30, 1926, is a registered holding company under the Public Utility Holding Company Act of 1935, as amended, (1935 Act) and derives substantially all its revenues and earnings from the operating results of its 19 direct subsidiaries. Columbia owns all of the securities of these direct subsidiaries except for approximately 8% of the stock in Columbia LNG Corporation. Columbia and its subsidiaries are sometimes collectively referred to herein as the Columbia Group.

On February 28, 2000, Columbia announced that it had entered into an Agreement and Plan of Merger, dated as of February 27, 2000 (Merger Agreement), between Columbia and NiSource, Inc., an Indiana corporation (NiSource). The Board of Directors of Columbia determined to enter into the Merger Agreement after a comprehensive evaluation of strategic alternatives that might generate value greater than that which Columbia's business plan could create.

The terms of the Merger Agreement provide that NiSource will organize a new company which shall serve as the holding company for both Columbia and NiSource after the completion of the transaction. Pursuant to the terms of the Merger Agreement, each of Columbia and NiSource will be merged into newly formed special purpose subsidiaries of the new holding company, and each will become a wholly owned subsidiary of the new holding company.

Subject to the terms and conditions of the Merger Agreement, upon completion of the transaction, Columbia's shareholders will receive, for each share of Columbia common stock, $70 in cash and a $2.60 face value SAILS(sm) (a unit consisting of a zero coupon debt security with a forward equity contract). Columbia's shareholders also have the option to elect to receive (in lieu of cash and SAILS(sm)) shares in the new holding company in a tax-free exchange, for up to 30% of the outstanding shares of Columbia common stock. Pursuant to the stock election option, each Columbia share will be exchanged for up to $74 in new holding company stock, subject to a collar such that, if the average closing price of NiSource shares during the 30 days prior to the closing of the transaction is greater than $16.50, Columbia shareholders will receive shares of the new holding company valued at $74 for each share of Columbia stock, and if the average closing price of NiSource shares during the 30 days prior to closing of the transaction is $16.50 or below, Columbia shareholders will receive 4.4848 shares of new holding company stock for each Columbia share. Upon completion of the transaction, NiSource shareholders will receive one share of holding company stock for each share of NiSource common stock that they own.

The Merger is conditioned upon, among other things, the approvals of the shareholders of both companies and various regulatory commissions. However, if the NiSource shareholder approval is not obtained, the transaction will automatically be restructured so that, instead of each of NiSource and Columbia becoming wholly-owned subsidiaries of the new holding company, Columbia will become a wholly owned subsidiary of NiSource, and Columbia shareholders will receive $70 in cash and a $3.02 face value SAILS(sm) unit of NiSource with no option for Columbia shareholders to elect new holding company stock.


Presentation of Segment Information
Columbia revised its presentation of primary business segment information beginning with the reporting of third quarter 1999 results. The results for Columbia Propane have been moved from the propane, power generation and liquefied natural gas (LNG) operations to energy marketing operations that also includes Columbia Energy Services Corporation's (Columbia Energy Services) retail operations. Prior periods have been restated to reflect this change.

Transmission and Storage Operations
Columbia's two interstate pipeline subsidiaries, Columbia Gas Transmission Corporation (Columbia Transmission) and Columbia Gulf Transmission Company (Columbia Gulf), own a pipeline network of approximately 16,250 miles extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. In addition, Columbia Transmission operates one of the nation's largest underground natural gas storage systems. Together, Columbia Transmission and Columbia Gulf serve customers in 15 northeastern, mid-Atlantic, midwestern, and southern states and the District of Columbia. Columbia Gulf's pipeline system extends from offshore Louisiana to West Virginia and transports a major portion of the gas delivered by Columbia Transmission. It also transports gas for third parties within the production areas of the Gulf Coast. Columbia Pipeline Corporation and its wholly-owned subsidiary, Columbia Deep Water Services Company, were formed to operate pipeline and gathering facilities that are not regulated by the Federal Energy Regulatory Commission (FERC).

Columbia Transmission and Columbia Gulf provide an array of competitively priced natural gas transportation and storage services for local distribution companies and industrial and commercial customers who contract directly with producers or marketers for their gas supplies.

In 1999, Columbia Transmission completed construction of the largest ever expansion of its storage and transportation system. The expansion adds approximately 500,000 Mcf (thousand cubic feet) per day of firm storage to 23 customers. Columbia Transmission is also participating in the proposed 442-mile Millennium Pipeline Project that has been submitted to the FERC for approval. As proposed, the project will transport approximately 700,000 Mcf of natural gas per day from the Lake Erie region to eastern markets. For additional information regarding the transmission and storage operation's expansion projects see Item 7, page 21.

Distribution Operations
Columbia's five distribution subsidiaries provide natural gas service to nearly
2.1 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. Approximately 32,400 miles of distribution pipelines serve these major markets. The distribution subsidiaries have initiated transportation programs that allow residential and small commercial customers the opportunity to choose their natural gas suppliers and to use the distribution subsidiaries for transportation service. This ability to choose a supplier was previously limited to larger commercial and industrial customers. See Item 7, page 26 and "Competition" on page 5 for additional information.

Exploration and Production Operations
Columbia's exploration and production subsidiary, Columbia Energy Resources, Inc. (Columbia Resources), explores for, develops, gathers and produces natural gas and oil in Appalachia and Canada. As of December 31, 1999, Columbia Resources held interests in approximately 3.9 million net acres of gas and oil leases and had proved reserves of 965.8 billion cubic feet of natural gas equivalent. Columbia Resources owns and operates 8,188 wells and 6,069 miles of gathering facilities and has expanded its reserve base and production through an aggressive drilling and acquisition program. During 1999, Columbia Resources purchased 800 wells, gathering assets and approximately 800,000 undeveloped acres in the U.S. and Canada. In August 1997, Columbia Resources acquired Alamco, Inc. (Alamco), an Appalachian gas and oil exploration and development company. Through Columbia Resources' operations in north-central West Virginia, southern Kentucky, northern Tennessee and New York, it is one of the largest-volume independent natural gas and oil producers in the Appalachian Basin. For additional information, see Item 7, page 31.

Energy Marketing Operations
The energy marketing segment includes Columbia Energy Services that consists of a retail mass marketing business, an internet based service and a wholly-owned subsidiary that provides energy related services and products. Also included in the energy marketing segment are the operations of Columbia Propane Corporation (Columbia Propane).

As a result of an ongoing strategic assessment in 1999, Columbia Energy Services decided to focus its efforts on the Mass Markets business, which provides energy products to smaller volume retail customers, and to exit the Wholesale and Trading and Major Accounts businesses. The Wholesale and Trading business was sold at the end of 1999 and the Major Accounts business is being offered for sale. These businesses are recorded as discontinued operations, in accordance with generally accepted accounting principles.

Columbia Propane sells propane at wholesale and retail and has been aggressively expanding its operations through acquisitions and internal growth. See Item 7, page 33 for additional information regarding recent acquisitions. At the end of 1999, Columbia Propane served more than 350,600 customers in 31 states and the District of Columbia, which is more than triple the number of customers served at the end of 1998. Columbia Petroleum Corporation, a subsidiary of Columbia Propane, owns and operates petroleum assets and had sales of 202.4 million gallons in 1999 with approximately 42,600 customers in five states.

Power Generation, LNG and Other Operations
Columbia Electric Corporation (Columbia Electric) is an unregulated electric generation company whose primary focus is the development, ownership and operation of clean, natural gas fueled power projects. Columbia currently has three operating facilities totaling 248 megawatts, one 550-megawatt (equivalent) plant under construction in Gregory, Texas and approximately 3,000 megawatts of gas-fired generation under development. Publicly announced projects in Columbia Electric's development portfolio include the Kelson Ridge Project in Charles County, Maryland, the Liberty Electric Project in Eddystone, Pennsylvania, the Grassy Point Energy Project in Haverstraw, New York, the Ceredo Electric Generating Station in Ceredo, West Virginia and the Henderson Generating Station in Henderson, Kentucky.

The Gregory Project, a partnership between subsidiaries of Columbia Electric and LG&E Power, Inc., is anticipated to start operations in the summer of 2000.

Construction of the Liberty Electric Project is anticipated to commence in spring 2000. Ownership of the Liberty Electric Project was jointly held by Columbia Electric and subsidiaries of Westcoast Energy, Inc. (Westcoast). In December 1999, the ownership agreement between Columbia and Westcoast was terminated due to allocation of capital to other projects by Westcoast in geographic areas more closely aligned with other Westcoast operating assets and the desire of Westcoast to focus its resources in ventures that will generate near-term operating income. Columbia Electric announced on February 16, 2000, that it purchased Westcoast's 50% interest and now owns 100% of the Liberty Electric Project.

In December 1999, a limited partnership company established between Columbia Electric and Atlantic Generation, Inc. completed a transaction terminating a long-term power purchase contract. Columbia Electric's portion was approximately $71 million pre-tax under the terms of the buyout. The partners will continue to operate the facility as a merchant power plant.

Columbia LNG Corporation and an affiliate company own an LNG facility, located in Cove Point, Maryland, which is one of the largest natural gas peaking and storage facilities in the United States. The facility has the capacity to liquify natural gas at a rate of 15,000 Mcf of natural gas per day. The facility enables LNG to be stored until needed for the winter peak-day requirements of utilities and other large gas users.

Columbia Network Services Corporation (Columbia Network), a wholly-owned subsidiary of Columbia, and its subsidiaries provide telecommunications and information services and assist personal communications service providers and other microwave radio service licensees in locating and constructing antenna facilities.

 In 1999, Columbia Transmission Communications Corporation (Transcom), a wholly-owned subsidiary of Columbia, began the construction of its telecommunications network along the Washington, D.C. to New York City corridor. Transcom will build and maintain a fiber optics network for voice and data communications on rights-of-way of Columbia's pipeline companies. Transcom expects to complete the D.C. to New York fiber optics link in the first half of 2000. The route covers 260 miles and provides access to 16 million people in the busiest telecommunications corridor in the United States. The company is developing plans to extend the fiber optics network beyond the initial route.

For additional discussion of Columbia's business segments, including financial information for the last three fiscal years, see Item 7, pages 21 through 37 and
Note 17 on pages 65 and 66 of Item 8.

Competition
Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets, which continue to evolve. During the past couple of years, local distribution company (LDC) customers and marketers began to purchase gas directly from producers and marketers and an open competitive market for gas supplies has emerged. This separation or "unbundling" of the transportation and other services offered by pipelines and LDCs allows customers to select the service they want independent from the purchase of the commodity. Columbia's distribution subsidiaries are involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the distribution subsidiaries for transportation services. It is likely that, over time, distribution companies will have a very limited merchant function. At the same time that the natural gas markets are evolving, the markets for competing energy sources are also changing. In 1997, open access to interstate transmission of electricity was approved by the FERC and was subsequently approved by several state regulatory commissions, which approvals provide for increased competition in the electricity market. Columbia's other operations also experience competition for energy sales and related services from third party providers. Columbia meets these challenges through innovative programs aimed at providing energy products and services at competitive prices while also providing new services that are responsive to the evolving energy market and customer requirements. For additional information regarding competition, see Item 7.

Credit Ratings and Credit Facilities
Columbia has an investment grade credit rating which, when coupled with its $1.35 billion revolving credit facilities, adds to Columbia's financial flexibility to take advantage of business opportunities as they arise. The credit facilities consist of a $450 million 364-day revolving credit facility, with a one-year term loan option, that expires in March 2000 and a $900 million five-year revolving credit facility that expires in March 2003 and provides for the issuance of up to $300 million of letters of credit. Columbia is currently negotiating the replacement of the 364-day facility with a bank facility substantially similar in terms. There were no borrowings under the credit facilities as of December 31, 1999. Columbia's long-term debt is rated A3, A and BBB+ by Moody's Investors Service, Inc. (Moody's), Fitch Investors Service (Fitch) and Standard & Poor's Rating Group (S&P), respectively. Columbia's long-term debt ratings are currently under review for a possible change by Moody's and S&P. Columbia's commercial paper is rated F-1 by Fitch, P-2 by Moody's and A-2 by S&P.

The foregoing discussion and Item 3 contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, proposed acquisitions and dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions and dispositions, growth opportunities for Columbia's regulated and nonregulated businesses, dealings with third parties over whom Columbia has no control, actual operating experience of acquired assets, Columbia's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes as well as changes in general economic, capital and commodity market conditions, counter-party credit risk, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

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

As of January 31, 2000, the Columbia Group had 9,683 full-time employees of which 1,797 are subject to collective bargaining agreements.

Columbia's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations, which are constantly changing, require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices that have subsequently become subject to environmental regulation. Information relating to environmental matters is detailed in Item 7, pages 23, 28 and 34, and in Item 8, Note 14 on page 63.

On February 22, the board of directors of Columbia amended Columbia's bylaws to provide that the annual meeting of Columbia will be held on the third Wednesday in May of each year, at nine o'clock in the morning. If that day is a legal holiday, the annual meeting will be held on the following day. The board of directors may change such date and time in its discretion. The board of directors further amended the bylaws to require stockholders to provide Columbia with advance notice of stockholder proposals and stockholder nominations to the board of directors. As amended, the bylaws provide that stockholders must notify Columbia not less than 60 days and not more than 90 days before the date of the meeting of any stockholder proposal or stockholder nomination to the board of directors. If, however, the date of the meeting is first publicly announced or disclosed less than 70 days prior to the meeting, then stockholders must provide Columbia with such notice within 10 days after announcement or disclosure. With respect to stockholder proposals, the notice must include the text of the proposal, a brief written statement of the reasons why the stockholder favors the proposal, and other information as set forth in the bylaws. In the case of nominations to the board of directors, the bylaws provide that the notice must contain the name of the nominated person and other information as set forth in the bylaws.

For a listing of the direct subsidiaries of Columbia refer to Exhibit 21.

ITEM 2.  PROPERTIES

Information relating to properties of subsidiary companies is detailed below and on page 8 and page 47 of Item 8 under Note 1F. Assets under lien and other guarantees are described on page 62 in Note 14D of Item 8.

Neither Columbia nor any subsidiary knows of material defects in the title to any real properties of the subsidiaries of Columbia or any material adverse claim of any right, title, or interest therein, pending or contemplated. Substantially all of Columbia Transmission's property has been pledged to Columbia as security for First Mortgage Bonds issued by Columbia Transmission to Columbia.


                        EXPLORATION AND DEVELOPMENT DATA

Acreage - at December 31, 1999

                                       Developed Acreage                                 Undeveloped Acreage
                               ----------------------------------               ---------------------------------------
                                 Gross                     Net                    Gross                          Net
                               ----------               ---------               ---------                     ---------
United States........           2,177,356               2,050,862               1,362,091                     1,061,595
Canada...............               3,524                   1,625               1,435,344                       774,962
                               ----------               ---------               ---------                     ---------
Total................           2,180,880               2,052,487               2,797,435                     1,836,557
                                =========               =========               =========                     =========



Net Wells Completed - 12 Months Ended December 31,

                                Exploratory                          Development                              Total
                         -------------------------            -------------------------             ------------------------
                         Productive            Dry            Productive            Dry             Productive           Dry
                         ----------            ---            ----------            ---             ----------           ---
United States........
     1999............       3                    1              193                  37                  196             38
     1998............       5                    1              136                  32                  141             33
     1997............       -                    -               84                  18                   84             18
Canada...............
     1999............       -                    1                1                   2                    1              3
     1998............       -                    1                -                   1                    -              2


Productive and Drilling Wells - At December 31, 1999

                                          Production Wells
                               ----------------------------------------
                                    Gross                      Net                                  Wells Drilling
                               ---------------            -------------                      ---------------------------
                                Gas      Oil              Gas      Oil                       Gross                  Net
                               ------   ------            ----     ----                      ------                -----
United States........          8,019(a)   142             7,493      85                          40                   33
Canada...............             12       15                6        8                           6                    4
                               -----    -----             -----  ------                      ------                -----
Total................          8,031      157             7,499      93                          46                   37
                               =====    =====             =====  ======                      ======                =====


 (a) Includes 616 multiple completion gas wells, all of which are included as single wells in the table. Also includes 1 gross productive horizontal well.

            GAS PROPERTIES OF SUBSIDIARIES - AS OF DECEMBER 31, 1999

                                                   Underground Storage                            Miles of Pipeline
                                          -----------------------------------    -------------------------------------------------
                                                                                  Gathering
                 Subsidiaries               State      Acreage       Wells       and Storage         Transmission     Distribution
---------------------------------------   ---------   ----------   ----------    -----------         ------------     ------------
Columbia Gas of Kentucky, Inc.            KY                   -            -              -                    -           2,433
Columbia Gas of Maryland, Inc.            MD                   -            -              -                    -             601
Columbia Gas of Ohio, Inc.                OH                   -            -              -                    -          18,387
Columbia Gas of Pennsylvania, Inc.        PA               3,300            8              4                    -           6,961
Columbia Gas of Virginia, Inc.            VA                   -            -              -                    -           4,021
Columbia Gas Transmission Corporation     DE                   -            -              -                    3               -
                                          KY                   -            -              -                  711               -
                                          MD                 945            -              -                  229               -
                                          NJ                   -            -              -                   69               -
                                          NY              26,228          143             30                  338               -
                                          NC                   -            -              -                    1               -
                                          OH             486,884        2,476            815                4,136               -
                                          PA              63,587          230             76                1,845               -
                                          VA                   -            -              -                1,149               -
                                          WV             304,867          811            281                2,405               -
Columbia Gulf Transmission Company        KY                   -            -              -                  716               -
                                          LA                   -            -              -                2,035               -
                                          MS                   -            -              -                  659               -
                                          TN                   -            -              -                  556               -
                                          TX                   -            -              -                  183               -
                                          WY                   -            -              -                   10               -
Columbia Energy Resources, Inc.           KY                   -            -          2,289                    -               -
                                          MI                   -            -              6                    -               -
                                          NY                   -            -            130                    -               -
                                          OH                   -            -            123                    -               -
                                          PA                   -            -             37                    -               -
                                          TN                   -            -             45                    -               -
                                          VA                   -            -            429                    -               -
                                          WV                   -            -          3,010                    -               -
Columbia Pipeline Company                 LA                   -            -              3                    -               -
Columbia LNG Corporation                  MD                   -            -              -                   48               -
                                          VA                   -            -              -                   39               -
                                                      ----------   ----------     ----------           ----------      ----------
Total                                                    885,811        3,668          7,278               15,132          32,403
                                                      ==========   ==========     ==========           ==========      ==========


                                                    Compressor Stations
                                              ------------------------------
                                                                 Installed
                 Subsidiaries                   Number          Capacity (hp)
---------------------------------------       ----------       -------------
Columbia Gas of Kentucky, Inc.                         -                   -
Columbia Gas of Maryland, Inc.                         -                   -
Columbia Gas of Ohio, Inc.                             -                   -
Columbia Gas of Pennsylvania, Inc.                     1                 800
Columbia Gas of Virginia, Inc.                         -                   -
Columbia Gas Transmission Corporation                  -                   -
                                                       6              18,270
                                                       1              12,000
                                                       -                   -
                                                       3               3,880
                                                       1               1,200
                                                      25             103,187
                                                      23              66,194
                                                      10              79,330
                                                      39             313,564
Columbia Gulf Transmission Company                     2              70,000
                                                       6             195,500
                                                       3             131,500
                                                       2              85,600
                                                       -                   -
                                                       -                   -
Columbia Energy Resources, Inc.                       20               6,332
                                                       -                   -
                                                       -                   -
                                                       1                  10
                                                       -                   -
                                                       2                 100
                                                       -                   -
                                                      15               1,189
Columbia Pipeline Company                              -                   -
Columbia LNG Corporation                               -                   -
                                                       -                   -
                                              ----------           ----------
Total                                                160           1,088,656
                                              ==========           ==========

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

ITEM 3.  LEGAL PROCEEDINGS

I.       Purchase and Production Matters

A. New Bremen Corp. v. Columbia Gas Transmission Corp. and Columbia Gulf Transmission Co., No. 88V-631 (Dist. Ct. Austin County, TX); In re The Columbia Gas System, Inc. and Columbia Gas Transmission Corporation, No. 91-803 and No. 91-804 (U.S. Bankr. Ct. Dist. of Del.). As reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, the Bankruptcy Court approved the settlement of this matter on April 12, 1999. Payment was made on April 26, 1999. This matter is now concluded. For further information regarding bankruptcy matters see
         Item 7, page 38.

II.      Environmental

A. Columbia Gas Transmission Corp. v. Aetna Casualty & Surety Co., et al., C.A. No. 94-C-454 (Kanawha (W.Va.) Cir. Ct. March 14, 1994). Columbia Transmission filed a complaint in West Virginia state court seeking coverage from various insurers under various insurance policies for environmental cleanup costs. These costs are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report. All insurers have responded to the complaint denying such claims. The case is currently stayed under the evergreen provision of the agreed scheduling order entered by the state court on November 29, 1995, in order to allow informal discussions among the parties to the litigation. The parties have also entered into an agreed order concerning a special discovery master, which was entered by the court. Columbia Transmission continues to pursue recovery of environmental expenditures from its insurance carriers, however, at this time, management is unable to determine the total amount or final disposition of any recovery.

B. Columbia Gulf Transmission Co. v. Aetna Casualty & Surety Co., et al., C.A. No. 95-C-177 (Kanawha (W.Va.) Cir. Ct. January 19, 1995). Columbia Gulf filed a complaint in West Virginia state court seeking coverage from various insurers under various insurance policies for environmental cleanup costs. These costs are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report. All insurers have responded to the complaint denying such claims. The case is currently stayed under the evergreen provision of the agreed scheduling order entered by the state court on December 1, 1995, in order to allow informal discussions among the parties to the litigation. The parties have also entered into an agreed order concerning a special discovery master, which was entered by the court. Columbia Gulf continues to pursue recovery of environmental expenditures from its insurance carriers, however, at this time, management is unable to determine the total amount or final disposition of any recovery.

C. "Emergency Planning and Community Right to Know Act". In January 2000, the management of Columbia Petroleum discovered that an erroneous determination of the applicability of certain regulatory requirements to certain of its petroleum distribution facilities had resulted in a failure to submit toxic chemical release information required under
         Section 313 of the Emergency Planning and Community Right-To-Know Act of 1986. Management promptly self-reported the circumstance to state and federal regulatory officials and submitted the required information. Columbia Petroleum has entered into discussions with regulatory officials concerning the circumstances, which gave rise to the failure to report. Because these discussions are in as very preliminary state, management is unable to estimate the amount of sanctions, if any, associated with the final resolution of this matter.

III.     Other

A. MarkWest Hydrocarbon, Inc., Arbitration Proceeding, AAA Case No. 77 181 0035 98 (filed February 13, 1998); Columbia Gas Transmission Corp. v. MarkWest Hydrocarbon, Inc., U.S. D.C., S.D. W.Va., Case No. 2:98-03622 (filed April 28, 1998). As reported in the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Columbia Transmission and MarkWest executed, on October 16, 1999, the necessary documents to implement a full and complete settlement of all issues. As part of the settlement, MarkWest will expand certain facilities to process additional gas production in the Appalachian region. This matter is now concluded.

B. Canada Southern Petroleum Ltd. v. Columbia Gas Development of Canada Ltd. (C.A. No. 9001-03466, Court of Queen's Bench, Alberta, Canada, filed March 7, 1990). The plaintiffs assert, among other things, that the defendant working interest owners, including Columbia Gas Development of Canada Ltd. (Columbia Canada) and various Amoco affiliates, breached an alleged fiduciary duty to ensure the earliest feasible marketing of gas from the Kotaneelee field (Yukon Territory, Canada). The plaintiffs seek, among other remedies, the return of the defendants' interests in the Kotaneelee field to the plaintiffs, a declaration that such interests are held in trust for the plaintiffs and an order requiring the defendants to promptly market Kotaneelee gas or assessing damages.

         In November 1993, the plaintiffs amended their Amended Statement of Claim to include allegations that the balance in the Carried Interest Account (an account for operating costs, which are recoverable, by working interest owners) which is in excess of the balance as of November 1988 should be reduced to zero. Columbia, on behalf of Columbia Canada, consented to the amendment in consideration of the plaintiffs' acknowledgment that some $63 million was properly charged to the account. However, Columbia and Columbia Canada continue to dispute the claim to the extent that the claim challenges expenditures incurred since November 1988, including expenditures made after Columbia Canada was sold to Anderson Exploration Ltd. (Anderson) effective December 31, 1991.

         A trial commenced in the third quarter of 1996 in the Court of Queen's Bench. Following multiple lengthy adjournments, plaintiffs concluded their case-in-chief in the fourth quarter of 1998. Defendants are currently presenting their witnesses and evidence. The trial is expected to conclude by the end of 2000. Management continues to believe that its defenses are meritorious, and that the risk of any material liability to Columbia is de minimis.

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

C. Cathodic Protection. In September 1995, the management of Commonwealth Gas Services, Inc. (now Columbia Gas of Virginia, Inc.) (Columbia of Virginia) advised the Staff of the Virginia State Corporation Commission (VSCC) that there had been deficiencies in Columbia of Virginia's cathodically protected pipeline distribution system in its Northern Operating Area in Virginia. Following several months of informal investigation, on March 1, 1996, the Commission subpoenaed Columbia of Virginia to produce documents related to its cathodic protection program in the Northern Operating Area. Columbia of Virginia complied with the subpoena. On November 18, 1998, Columbia of Virginia reported to the VSCC that, with one small exception, it had completed all remedial work related to the cathodic protection deficiencies. On April 29, 1999, the Staff of the VSCC issued a Notice of Probable Violation, indicating it had discovered numerous "probable violations" of the VSCC's pipeline safety regulations. On May 26, 1999, Columbia of Virginia submitted a response to the Notice acknowledging that cathodic protection deficiencies had occurred, identifying the actions taken by Columbia of Virginia to address such deficiencies, and requesting an informal conference. Numerous informal conferences have been held with the Staff. As a result of these conferences, Columbia of Virginia has agreed to engage an independent consultant to review its cathodic protection program as part of an overall settlement of the matter. Discussions between Columbia of Virginia and the Staff concerning the complete resolution of this matter are continuing. At this time Columbia is unable to determine the likelihood or magnitude of any penalties that might be assessed.

D. Columbia Gas Transmission Corp. v. Consolidation Coal Co., et al., U.S.D.C. W.D. Pa., C.A. No. 99-2071. On December 21, 1999 Columbia Transmission filed, but did not serve, a complaint against Consolidation Coal Co. and McElroy Coal Co. (collectively, Consol), seeking declaratory and permanent injunctive relief enjoining Consol from pursuing its current plan to conduct longwall mining through Columbia Transmission's Victory Storage Field in northern West Virginia. Consol's current plans to longwall mine through the Victory Storage Field would destroy certain infrastructure of Victory Storage Field, including all of Columbia Transmission's storage wells in the path of the mining. The parties have held discussions concerning resolution of this matter and, contingent upon the parties reaching an agreement to hold the litigation in abeyance, further discussions may occur.

E. NiSource Related Litigation. NiSource has commenced three lawsuits against Columbia and its directors, two in Delaware Chancery Court and one in the United States District Court for the District of Delaware. Several groups of shareholders have instituted similar or identical actions against Columbia. These shareholder actions have been consolidated with each other and coordinated with NiSource's actions. NiSource's federal court complaint was filed on June 24, 1999, and was amended on July 8, 1999. The federal court complaint, among other things (i) alleges that certain statements that Columbia has made in connection with NiSource's offer to purchase Columbia have been false and misleading in violation of the Securities Exchange Act of 1934, as amended; (ii) seeks an injunction requiring Columbia to take all actions necessary to exempt the NiSource tender offer from the requirements of Section 203 of the Delaware General Corporation Law, and (iii) seeks injunctive relief prohibiting Columbia from taking any defensive actions in response to the Offer. Columbia has moved to dismiss the federal court complaints and the motions are pending.

         The first Chancery Court complaint was filed on June 24, 1999, and alleged that Columbia's certificate of incorporation requires 13 persons to be on the Board of Directors and that, therefore, Columbia's current 12-person Board of Directors violates the certificate. On September 22, 1999, the Chancery Court granted Columbia's motion to dismiss the complaint and declined to grant an order for a special meeting of the shareholders to elect a thirteenth director.

         The second Chancery Court complaint was filed on July 29, 1999, and alleges that the Board's actions in response to the Offer, including the announced increase in Columbia's share repurchase program, represent a breach of the fiduciary duties owed to Columbia stockholders. The parties began discovery in both the federal and Chancery Court actions, but on October 25, 1999, the parties agreed to stay the federal action and second Chancery Court action pending the outcome of meetings between the two companies.

         Following the execution of the Merger Agreement, NiSource and Columbia have agreed to dismiss the remaining litigation brought by NiSource.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The common stock of Columbia is traded on the New York Stock Exchange under the ticker symbol CG and abbreviated as either ColumEngy or ColumEgy in trading reports. At December 31, 1999, the number of shareholders of record was approximately 31,625 and the stock closed at $63 1/4, as reflected in the New York Stock Exchange Composite Transactions as reported by The Wall Street Journal. On February 22, 2000, Columbia declared a quarterly dividend of $0.225 per share for the first quarter of 2000, which will be payable on March 15, 2000, to holders of record as of March 3, 2000.

See Item 7 on page 20 for additional information regarding Columbia's common stock prices and dividends.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                     Columbia Energy Group and Subsidiaries

($ in millions, except per share amounts)                                 1999             1998            1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA ($)
   Total net revenues                                                   1,994.8          1,861.9         1,896.9         1,856.6
   Earnings (Loss) before discontinued operations,
      extraordinary item and accounting changes                           355.0            300.3           280.3           218.2
   Earnings (Loss) before extraordinary item
      and accounting changes                                              249.2            269.2           273.3           221.6
   Earnings (Loss) on common stock                                        249.2            269.2           273.3           221.6
-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA**
   Earnings (Loss) per share of common stock ($):
      Continuing operations                                                4.31             3.60            3.37            2.71
      Discontinued operations                                             (1.28)           (0.37)          (0.08)           0.04
      Before extraordinary item and accounting changes                     3.03             3.23            3.29            2.75
      Earnings (Loss) per share of common stock                            3.03             3.23            3.29            2.75
   Average common shares outstanding (000)                               82,210           83,382          83,100          80,681
   Diluted earnings (loss) per share of common stock ($):
      Continuing operations                                                4.29             3.58            3.35            2.70
      Discontinued operations                                             (1.28)           (0.37)          (0.08)           0.04
      Before extraordinary item and accounting changes                     3.01             3.21            3.27            2.74
      Diluted earnings (loss) per share of common stock                    3.01             3.21            3.27            2.74
   Diluted average common shares (000)                                   82,709           83,748          83,594          80,919
   Dividends:
      Per share ($)                                                       0.875             0.77            0.60            0.40
      Payout ratio (%)                                                     28.9             23.8            18.2            14.5
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA ($)
   Capitalization including debt subject to Chapter 11:
      Common stock equity                                               2,064.0          2,005.3         1,790.7         1,553.6
      Preferred stock                                                        --               --              --              --
      Long-term debt                                                    1,639.7          2,003.1         2,003.5         2,003.8
      Short-term debt                                                     465.5              N/A             N/A             N/A
      Current maturities of long-term debt                                311.3              0.4             0.5             0.8
      Debt subject to Chapter 11                                             --               --              --              --
      Total                                                             4,480.5          4,008.8         3,794.7         3,558.2
   Total assets                                                         7,095.9          6,531.4         6,259.4         5,905.8
-----------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
   Capitalization ratio (%) (including current maturities ***):
      Common stock equity                                                  46.1             50.0            47.2            43.7
      Preferred stock                                                        --               --              --              --
      Debt                                                                 53.9             50.0            52.8            56.3
   Capital expenditures ($)                                               867.3            479.2           563.2           314.0
   Net cash from operations ($)                                           831.6            698.3           504.1           461.0
   Book value per share of common stock ($) **                            25.39            24.01           21.51           18.74
   Return on average common equity before discontinued
      operations, extraordinary item and accounting changes (%)            17.5             15.8            16.8            16.4
-----------------------------------------------------------------------------------------------------------------------------------

($ in millions, except per share amounts)                                      1995*           1994*
----------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA ($)
   Total net revenues                                                        1,807.4         1,756.2
   Earnings (Loss) before discontinued operations,
      extraordinary item and accounting changes                               (433.4)          244.7
   Earnings (Loss) before extraordinary item
      and accounting changes                                                  (432.3)          246.2
   Earnings (Loss) on common stock                                            (360.7)          240.6
----------------------------------------------------------------------------------------------------
PER SHARE DATA**
   Earnings (Loss) per share of common stock ($):
      Continuing operations                                                    (5.72)           3.23
      Discontinued operations                                                   0.01            0.02
      Before extraordinary item and accounting changes                         (5.71)           3.25
      Earnings (Loss) per share of common stock                                (4.76)           3.17
   Average common shares outstanding (000)                                    75,708          75,838
   Diluted earnings (loss) per share of common stock ($):
      Continuing operations                                                    (5.72)           3.23
      Discontinued operations                                                   0.01            0.02
      Before extraordinary item and accounting changes                         (5.71)           3.25
      Diluted earnings (loss) per share of common stock                        (4.76)           3.17
   Diluted average common shares (000)                                        75,708          75,838
   Dividends:
      Per share ($)                                                               --              --
      Payout ratio (%)                                                           N/A             N/A
----------------------------------------------------------------------------------------------------
BALANCE SHEET DATA ($)
   Capitalization including debt subject to Chapter 11:
      Common stock equity                                                    1,114.0         1,468.0
      Preferred stock                                                          399.9              --
      Long-term debt                                                         2,004.5             4.3
      Short-term debt                                                            N/A              --
      Current maturities of long-term debt                                       0.5             1.2
      Debt subject to Chapter 11                                                  --         2,317.1
      Total                                                                  3,518.9         3,790.6
   Total assets                                                              6,033.4         7,152.2
----------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
   Capitalization ratio (%) (including current maturities ***):
      Common stock equity                                                       31.7            38.7
      Preferred stock                                                           11.4              --
      Debt                                                                      56.9            61.3
   Capital expenditures ($)                                                    420.8           447.1
   Net cash from operations ($)                                               (798.0)          574.9
   Book value per share of common stock ($) **                                 15.09           19.36
   Return on average common equity before discontinued
      operations, extraordinary item and accounting changes (%)                (33.6)           18.2
----------------------------------------------------------------------------------------------------

N/A - Not applicable

Dilutive potential common shares were not included in the 1995 computation of diluted EPS as the effect would be antidilutive.

* Reference is made to Note 14(A) of Notes to Consolidated Financial Statements. Due to the bankruptcy filings, interest expense of approximately $230 million, $210 million, $204 million and $86 million was not recorded in 1994, 1993, 1992 and 1991, respectively. Interest expense of $982.9 million, including write-off of unamortized discounts on debentures, was recorded in the fourth quarter of 1995.

** All per share amounts, average common shares outstanding and diluted average common shares have been restated to reflect a three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998.

*** Prior to 1991, Columbia made extensive use of variable rate debt since the associated cost was normally less than senior long-term debt. Short-term borrowings were used in 1999 to finance acquisitions and to fund Columbia's stock repurchase program. Inclusion of the short-term debt in years prior to 1991 and in 1999 makes those historical ratios more meaningful.

                             SELECTED FINANCIAL DATA
                     Columbia Energy Group and Subsidiaries

($ in millions, except per share amounts)                           1993        1992         1991          1990         1989
-----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA ($)
   Total net revenues                                             1,734.0     1,622.3      1,407.2       1,499.9     1,520.3
   Earnings (Loss) before discontinued operations,
      extraordinary item and accounting changes                     152.1        90.9       (794.8)        104.7       145.8
   Earnings (Loss) before extraordinary item
      and accounting changes                                        152.2        90.9       (794.8)        104.7       145.8
   Earnings (Loss) on common stock                                  152.2        51.2       (694.4)        104.7       145.8
-----------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA**
   Earnings (Loss) per share of common stock ($):
      Continuing operations                                          2.01        1.20       (10.49)         1.48        2.14
      Discontinued operations                                          --          --           --            --          --
      Before extraordinary item and accounting changes               2.01        1.20       (10.49)         1.48        2.14
      Earnings (Loss) per share of common stock                      2.01        0.68        (9.16)         1.48        2.14
   Average common shares outstanding (000)                         75,838      75,838       75,798        70,983      68,260
   Diluted earnings (loss) per share of common stock ($):
      Continuing operations                                          2.01        1.20       (10.49)         1.47        2.13
      Discontinued operations                                          --          --           --            --          --
      Before extraordinary item and accounting changes               2.01        1.20       (10.49)         1.47        2.13
      Diluted earnings (loss) per share of common stock              2.01        0.68        (9.16)         1.47        2.13
   Diluted average common shares (000)                             75,838      75,838       75,798        71,133      68,537
   Dividends:
      Per share ($)                                                    --          --         0.77          1.47        1.33
      Payout ratio (%)                                                N/A         N/A          N/A          99.3        62.1
-----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA ($)
   Capitalization including debt subject to Chapter 11:
      Common stock equity                                         1,227.3     1,075.1      1,006.9       1,757.8     1,620.3
      Preferred stock                                                  --          --           --            --          --
      Long-term debt                                                  4.8         5.4          6.1       1,428.7     1,196.0
      Short-term debt                                                  --          --          N/A         735.5       634.2
      Current maturities of long-term debt                            1.3         1.4          2.9          35.2        47.2
      Debt subject to Chapter 11                                  2,317.1     2,317.1      2,317.1            --          --
      Total                                                       3,550.5     3,399.0      3,333.0       3,957.2     3,497.7
   Total assets                                                   6,934.7     6,505.9      6,332.2       6,196.3     5,878.4
-----------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
   Capitalization ratio (%) (including current maturities ***):
      Common stock equity                                            34.6        31.6         30.2          44.4        46.3
      Preferred stock                                                  --          --           --            --          --
      Debt                                                           65.4        68.4         69.8          55.6        53.7
   Capital expenditures ($)                                         361.1       299.7        381.9         629.6       473.5
   Net cash from operations ($)                                     839.4       765.4        531.6         420.1       400.5
   Book value per share of common stock ($) **                      16.18       14.18        13.28         23.22       23.67
   Return on average common equity before discontinued
      operations, extraordinary item and accounting changes (%)      13.2         8.7        (57.5)          6.2         9.2
-----------------------------------------------------------------------------------------------------------------------------

N/A - Not applicable

Dilutive potential common shares were not included in the 1995 computation of diluted EPS as the effect would be antidilutive.

* Reference is made to Note 14(A) of Notes to Consolidated Financial Statements. Due to the bankruptcy filings, interest expense of approximately $230 million, $210 million, $204 million and $86 million was not recorded in 1994, 1993, 1992 and 1991, respectively. Interest expense of $982.9 million, including write-off of unamortized discounts on debentures, was recorded in the fourth quarter of 1995.

** All per share amounts, average common shares outstanding and diluted average common shares have been restated to reflect a three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998.

*** Prior to 1991, Columbia made extensive use of variable rate debt since the associated cost was normally less than senior long-term debt. Short-term borrowings were used in 1999 to finance acquisitions and to fund Columbia's stock repurchase program. Inclusion of the short-term debt in years prior to 1991 and in 1999 makes those historical ratios more meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index                                                                                            Page
-----                                                                                            ----
Consolidated Review.............................................................................   14
Liquidity and Capital Resources.................................................................   17
Transmission and Storage Operations.............................................................   21
Distribution Operations.........................................................................   26
Exploration and Production Operations...........................................................   31
Energy Marketing Operations.....................................................................   33
Power Generation, LNG and Other Operations......................................................   36
Bankruptcy Matters..............................................................................   38

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, proposed acquisitions and dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions and dispositions, growth opportunities for Columbia's regulated and nonregulated businesses, dealings with third parties over whom Columbia has no control, actual operating experience of acquired assets, Columbia's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes as well as changes in general economic, capital and commodity market conditions, counter-party credit risk, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

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

                               CONSOLIDATED REVIEW

Columbia's income from continuing operations for 1999 was $355 million, or $4.29 per share, an increase of $54.7 million, or $0.71 per share, over 1998. All per share amounts are reported on a diluted basis. Increasing after-tax income relative to last year was a $49 million after-tax gain recorded in connection with the termination of a cogeneration power purchase contract, a $20.6 million after-tax gain related to the final producer contract claim stemming from Columbia's bankruptcy proceedings concluded in 1995, an after-tax gain of $7.8 million on the sale of Columbia's interests in the Trailblazer pipeline system and a reduction in tax expense for the realization of state net carryforwards that increased net income by $6.9 million. Weather was 12% colder than in 1998; however, weather in 1999 was still 8% warmer than normal. Also improving results was increased natural gas production for the exploration and production operations along with lower gross receipts and property taxes for the distribution segment. Partially offsetting these improvements were higher costs for energy marketing operations, higher interest expense, and professional fees primarily related to Columbia's response to an unsolicited tender offer. In 1998, several key items improved results including a $16.5 million improvement recorded for a settlement gain related to postretirement benefit costs, which reflected the purchase of insurance for a portion of those liabilities, the implementation of state tax planning initiatives and the settlement of certain tax issues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discontinued operations, which include the Wholesale and Trading and Major Accounts businesses of Columbia Energy Services, Inc. (Columbia Energy Services), reflected an after-tax loss of $105.8 million or $1.28 per share in 1999, compared to an after-tax loss of $31.1 million, or $0.37 per share in 1998. Taking into account income from continuing operations and the loss from discontinued operations, Columbia reported net income of $249.2 million, or $3.01 per share in 1999, versus $269.2 million or $3.21 per share for the prior year.

Income from continuing operations for 1998 of $300.3 million, or $3.58 per share, increased $20 million, or $0.23 per share, from 1997, due largely to lower operation and maintenance costs for Columbia's rate-regulated subsidiaries, higher revenue from transportation services and gas management activities and increased gas production and prices from Columbia's exploration and production segment. These changes were largely offset by the impact of record warm weather in 1998 and higher costs for Columbia Energy Services related to its larger infrastructure. Several other items also affected both years' results. In 1998, the benefit from the reduction in certain postretirement benefit costs, reflecting the purchase of insurance for a portion of those liabilities, and a $10 million benefit from state tax planning initiatives enhanced net income. Also improving 1998 results was a gain of $6.5 million from the settlement of 1991-1994 tax issues. In 1997, net income was improved $12.8 million as a result of reduced state income taxes, $12.4 million from a regulatory settlement for Columbia Gas Transmission Corporation (Columbia Transmission) that included the sale of base gas storage volumes, $6 million from the sale of coal assets, $5.5 million from a gain on the deactivation of a storage field and $4.4 million for payments received from a cogeneration partnership. Reducing net income in 1997 were $20.2 million of restructuring and relocation costs and a $6.6 million reserve for the sale of certain pipeline facilities.

The after-tax loss on discontinued operations increased from $7 million, or $0.08 per share, in 1997 to $31.1 million, or $0.37 per share, in 1998. Income from continuing operations together with the loss from discontinued operations resulted in reported net income in 1998 decreasing $4.1 million, or $0.06 per share, from the $273.3 million, or $3.27 per share, reported for 1997.

Net Revenues
Total net revenues (revenues less associated product purchased costs) of $1,994.8 million for 1999 reflected an increase of $132.9 million over 1998 primarily due to a gain recorded for the settlement of a cogeneration power purchase contract, the impact of 1999's colder weather, increased transportation services and higher production for the exploration and production operations. Also providing higher net revenues was the effect of recent acquisitions for the propane and petroleum operations. Reduced prices for natural gas production and a reduction to revenues resulting from a Columbia of Ohio regulatory settlement partially offset these improvements.

For 1998, total net revenues of $1,861.9 million reflected a decrease of $35 million from 1997, due primarily to the adverse effect of warmer weather in 1998 on gas sales for the distribution segment. The impact of warmer weather was partially offset by higher revenues from transportation services and gas management activities in the transmission and distribution segments. Also improving revenues in 1998 was a $13.4 million increase resulting from the gain on the sale of storage base gas volumes and higher revenues from increased gas production and prices.

Expenses
Total operating expenses for 1999 were $1,346.4 million, an increase of $65.8 million over 1998. Operation and maintenance expense increased $108.3 million, due to higher expenses for the energy marketing and exploration and production segments, due in part to recent acquisitions for Columbia Energy Resources Corporation (Columbia Resources) and Columbia Propane Corporation (Columbia Propane) and increased costs for Columbia Energy Services, and a $25.4 million favorable adjustment in 1998 for a settlement gain related to postretirement benefit costs. Also increasing 1999 operation and maintenance expense were costs related to Columbia's response to an unsolicited tender offer. Depreciation and depletion expense declined $2.9 million primarily due to Columbia Gas of Ohio's 1999 regulatory settlement that was partially offset by lower revenues, which was also related to the settlement, as mentioned above. The settlement of gas supply litigation in 1999 reduced operating expenses by $31.7 million reflecting the bankruptcy-related producer settlement mentioned above. In addition, lower gross receipts and property taxes for the distribution operations also improved income.

Total operating expenses of $1,280.6 million for 1998 decreased $94.8 million compared to 1997, reflecting a reduction of $104.8 million in operation and maintenance expense largely due to cost conservation measures and efficiencies gained through recently implemented restructuring activities for the rate-regulated segments. The lower operation and maintenance expense also reflects a $25.4 million reduction in the cost of certain postretirement benefits, reflecting the purchase of insurance for a portion of Columbia's liabilities. The 1997 operating expenses were higher due in part to $24.8 million of restructuring costs. Depreciation and depletion expense increased $12 million in 1998 due primarily to an increase in depletion expense for the exploration and production segment

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

resulting from a higher depletion rate, together with the effect of increased production from both the acquisition of Alamco, Inc., (Alamco) an Appalachian exploration and production company in 1997, and the success of Columbia Energy Resources Inc.'s (Columbia Resources) drilling program.

Other Income (Deductions)

Twelve Months Ended December 31, (in millions)               1999         1998         1997
--------------------------------------------------------------------------------------------
Interest income and other, net                              $ 29.2       $ 12.3       $ 39.4
Interest expense and related charges                        (164.4)      (144.5)      (157.4)
--------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (DEDUCTIONS)                            $(135.2)     $(132.2)     $(118.0)
--------------------------------------------------------------------------------------------

Other income (deductions) reduced income by $135.2 million in 1999 compared to a reduction of $132.2 million in 1998. Interest income and other, net, of $29.2 million was $16.9 million greater than in the year earlier, due largely to gains in 1999 of $12.1 million for the sale of Columbia's interests in a pipeline partnership and $2.9 million from the sale of coal properties. Interest expense and related charges of $164.4 million increased $19.9 million due largely to higher short-term borrowings to finance recent acquisitions and to fund Columbia's stock repurchase program, as discussed below.

For 1998, other income (deductions) reduced income by $132.2 million compared to a reduction of $118 million in 1997. Interest income and other, net of $12.3 million decreased $27.1 million when compared to 1997, due largely to two transactions recorded in 1997 namely, an $8.5 million gain for a payment received from the deactivation of a storage field that allowed the owner of the coal reserves to mine the property and a $9.5 million improvement for the sale of Columbia's coal assets. In addition, temporary cash investments in 1998 were lower than the prior year, which led to reduced interest income. Interest expense and related charges of $144.5 million in 1998 decreased $12.9 million from 1997, primarily reflecting a reduction in interest expense for a 1998 tax settlement, involving tax issues from 1991-1994, partially offset by additional interest expense on prepayments received from third parties for gas to be delivered in future periods.

Income Taxes
Income tax expense in 1999 totaled $158.2 million, an increase of $9.4 million over 1998, primarily due to higher pre-tax income in 1999. Income benefited as a result of utilizing certain tax benefits and state tax planning initiatives during 1999 and 1998.

Income tax expense of $148.8 million for 1998 increased $25.6 million from the year earlier, primarily reflecting higher pre-tax income. There were reductions to income tax expense of approximately $10 million in 1998 and $12.8 million in 1997 due to the implementation of state tax planning initiatives.

Discontinued Operations
Discontinued operations reflected an after-tax loss of $105.8 million, or $1.28 per share, in 1999 compared to an after-tax loss of $31.1 million, or $0.37 per share, in 1998. The increased loss on discontinued operations reflected higher operation and maintenance costs that included the write down of certain assets, establishing reserves for certain issues and lower margins for gas and power trading.

In August 1999, Columbia Energy Services announced that it had decided to sell its Wholesale and Trading operations based in Houston, Texas. The decision was made as part of an ongoing strategic review of Columbia Energy Services' overall energy marketing businesses initiated in February 1999. In December 1999, its Wholesale and Trading operations were sold to Enron North America Corp., a wholly-owned subsidiary of Enron Corp.

Columbia Energy Services subsequently determined that it would exit the Major Accounts business that provided energy services and products to industrial and large commercial customers. In accordance with generally accepted accounting principles, the Wholesale and Trading and Major Accounts businesses are reported as discontinued operations on Columbia's consolidated financial statements.

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

Net cash from continuing operations in 1999 of $825.8 million reflected a decrease of $19.9 million from 1998 due primarily to normal working capital changes.

Net cash from continuing operations for 1998 was $860.5 million, an increase of $286 million over 1997. The increase primarily reflected higher prepayments received for natural gas to be delivered over several years partially offset by a decrease in the overrecovery of gas costs by the distribution segment as well as the effect of warm weather in 1998. The decrease in the overrecovery position reflects higher gas prices in 1998 compared to the same period in 1997. The recovery of gas costs in the distribution segment's rates is provided for under the current regulatory process.

Columbia satisfies its liquidity requirements primarily through internally generated funds and from the sale of commercial paper, which is supported by two unsecured bank revolving credit facilities that total $1.35 billion (Credit Facilities). The Credit Facilities consist of a $450 million 364-day revolving credit facility, with a one-year term loan option, that expires in March 2000 and a $900 million five-year revolving credit facility that expires in March 2003 and provides for the issuance of up to $300 million of letters of credit. Columbia is currently negotiating the replacement of the 364-day bank facility with a bank facility substantially similar in terms. Columbia also utilizes other borrowing arrangements from time-to-time. As of year-end 1999, Columbia had no borrowings under the Credit Facilities. See Note 12 in the Notes to Consolidated Financial Statements for additional information.

Interest rates on borrowings under the Credit Facilities are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. In addition, the 364-day facility has a utilization fee if borrowings exceed a certain level. The interest rate margins and facility fee on the commitment amounts are based on Columbia's public debt ratings. In 1998, Moody's Investors Service, Inc. (Moody's) and Fitch Investors Service (Fitch) upgraded their rating of Columbia's long-term debt to A3 and A, respectively. Columbia's long-term debt rating is BBB+ by Standard & Poor's Ratings Group (S&P). Columbia's long-term debt ratings are currently under review for a possible change by Moody's and S&P. Higher debt ratings result in lower facility fees and interest rate margins on borrowings. Columbia's commercial paper ratings are F-1 by Fitch, P-2 by Moody's and A-2 by S&P.

As of year-end 1999, Columbia had approximately $133.7 million of letters of credit outstanding, of which approximately $54.7 million was issued under the Credit Facilities. At the end of 1999, Columbia had $340.5 million of commercial paper outstanding under its $850 million commercial paper program and $125 million of notes payable.

During 1998, Columbia entered into fixed-to-floating interest rate swap agreements to modify the interest characteristics of $300 million of its outstanding long-term debt. As a result of these transactions, that portion of Columbia's long-term debt is now subject to fluctuations in interest rates. This allows Columbia to benefit from a lower interest rate environment. In order to maintain a balance between fixed and floating interest rates, Columbia is targeting average floating rate debt exposure of 10-20% of its outstanding long-term debt.

Columbia has an effective shelf registration statement on file with the Securities and Exchange Commission for the issuance of up to $1 billion in aggregate of debentures, common stock or preferred stock in one or more series. Currently, Columbia has $750 million available under the shelf registration.

Management believes that its sources of funding are sufficient to meet short-term and long-term liquidity needs of Columbia.

Common Stock Repurchase Program
At its February 1999 meeting, Columbia's Board of Directors (Board) authorized the purchase of up to $100 million of Columbia's common stock through February 29, 2000, in the open market or otherwise. In July 1999, Columbia's Board authorized the purchase of an additional $400 million of common stock through July 14, 2000. In October 1999, the program was suspended pending consideration of strategic alternatives. The source of funds for

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

repurchases consisted of available funds and/or borrowings. Through this program, 2,478,500 common shares were repurchased at a cost of approximately $135 million, before the program was suspended. There can be no assurance as to when the share repurchase program will recommence or if it will resume. If the program were to resume, the timing and terms of additional purchases, and the number of shares actually purchased, will be determined by management based on several factors including market conditions. Purchased shares are held in treasury to be made available for general corporate purposes, or resale at a future date or they may be retired.

Capital Expenditures

The table below reflects actual capital expenditures by segment for 1999 and 1998 and an estimate for year 2000:

(in millions)                         2000        1999        1998
-------------------------------------------------------------------
Transmission and Storage             $148.4      $183.4      $210.0
Distribution                          135.6       145.5       151.9
Exploration and Production            165.7       166.5        75.7
Energy Marketing                       43.3       315.5        27.9
Power Generation, LNG and Other       376.5        51.0         2.7
Corporate                               5.2         5.4        11.0
-------------------------------------------------------------------
TOTAL                                $874.7      $867.3      $479.2
-------------------------------------------------------------------

For 1999, capital expenditures were $867.3 million, an increase of $388.1 million from 1998. The 1999 program included approximately $347 million for acquisitions, of which approximately $301 million was for propane acquisitions that added nearly 235,000 new customers. The 1999 program also included $86 million for new business initiatives for the transmission and storage segment. The largest portion of the transmission and storage segment's investments are made to ensure the safety and reliability of the pipelines and for market expansion activities. The distribution subsidiaries' program includes investments to extend service to new areas and develop future markets, as well as expenditures required to ensure safe, reliable and improved service. The exploration and production segment's 1999 program included amounts for its expanded drilling program and acquisitions.

For 2000, Columbia's estimated capital expenditure program of $874.7 million is $7.4 million higher than the 1999 program. Included in the 2000 program for the Power Generation, LNG and Other Operations is about $196 million for the development of Columbia Transmission Communication Corporation's fiber optics network and approximately $131 million for cogeneration activities. The transmission and storage segment includes approximately $44 million for new business activities and another $54 million is planned for new business and development activities for the distribution segment. The exploration and production segment's capital program provides for the drilling of approximately 330 new wells.

All discretionary capital expenditures are subject to review under Columbia's value added approach (CVA) that determines whether the anticipated return on a business activity or project exceeds its risk adjusted capital cost.

Market Risk Exposure
Subsidiaries in Columbia's exploration and production and energy marketing segments are exposed to market risk due primarily to fluctuations in commodity prices. In order to help minimize this risk, Columbia has adopted a policy that provides for commodity hedging activities to help ensure stable cash flow, favorable prices and margins. Financial instruments authorized for use by Columbia for hedging include futures, swaps and options. Due to the sale of Columbia's Wholesale and Trading business, Columbia's use of derivatives has been significantly reduced. However, Columbia Energy Services does utilize financial instruments to help assure adequate margins for its Mass Markets business on the purchase and resale of energy products. Columbia Resources utilizes financial instruments to fix prices for a portion of its future production volumes, which are hedged in the marketplace through a third party. Columbia Propane utilizes financial instruments to help protect the value of its propane and petroleum inventories and commitments.

Any positions using derivative instruments continue to be controlled within predetermined limits as provided by Columbia's senior management. Columbia's policy prohibits any Columbia subsidiary from entering into derivative transactions that are not effectively connected with its business. Market risks are monitored by an independent risk control group operating separately from the area that creates or actively manages these risk exposures in order to monitor compliance with Columbia's stated risk management policies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Columbia measures the market risk in its energy marketing portfolios and employs multiple risk control mechanisms to mitigate market risk including value-at-risk measures using a variance/covariance methodology and volumetric limits. Value-at-risk simulates forward price curves in the energy markets to estimate the size and probability of future potential losses. Based on a 95% confidence interval and a one-day time horizon, the value-at-risk for Columbia's energy marketing operations was insignificant.

Columbia also utilizes fixed-to-floating interest rate swap agreements to modify the interest characteristics of a portion of its outstanding long-term debt. As a result of these transactions, $300 million of Columbia's long-term debt is now subject to fluctuations in interest rates.

Merger Agreement

On February 28, 2000, Columbia announced that it had entered into an Agreement and Plan of Merger, dated as of February 27, 2000 (Merger Agreement), between Columbia and NiSource, Inc., an Indiana corporation (NiSource). The Board of Directors of Columbia determined to enter into the Merger Agreement after a comprehensive evaluation of strategic alternatives that might generate value greater than that which Columbia's business plan could create.

The terms of the Merger Agreement provide that NiSource will organize a new company which shall serve as the holding company for both Columbia and NiSource after the completion of the transaction. Pursuant to the terms of the Merger Agreement, each of Columbia and NiSource will be merged into newly formed special purpose subsidiaries of the new holding company, and each will become a wholly owned subsidiary of the new holding company.

Subject to the terms and conditions of the Merger Agreement, upon completion of the transaction, Columbia's shareholders will receive, for each share of Columbia common stock, $70 in cash and a $2.60 face value SAILS(sm) (a unit consisting of a zero coupon debt security with a forward equity contract). Columbia's shareholders also have the option to elect to receive (in lieu of cash and SAILS(sm)) shares in the new holding company in a tax-free exchange, for up to 30% of the outstanding shares of Columbia common stock. Pursuant to the stock election option, each Columbia share will be exchanged for up to $74 in new holding company stock, subject to a collar such that, if the average closing price of NiSource shares during the 30 days prior to the closing of the transaction is greater than $16.50, Columbia shareholders will receive shares of the new holding company valued at $74 for each share of Columbia stock, and if the average closing price of NiSource shares during the 30 days prior to closing of the transaction is $16.50 or below, Columbia shareholders will receive 4.4848 shares of new holding company stock for each Columbia share. Upon completion of the transaction, NiSource shareholders will receive one share of holding company stock for each share of NiSource common stock that they own.

The Merger is conditioned upon, among other things, the approvals of the shareholders of both companies and various regulatory commissions. However, if the NiSource shareholder approval is not obtained, the transaction will automatically be restructured so that, instead of each of NiSource and Columbia becoming wholly-owned subsidiaries of the new holding company, Columbia will become a wholly owned subsidiary of NiSource, and Columbia shareholders will receive $70 in cash and a $3.02 face value SAILS(sm) unit of NiSource with no option for Columbia shareholders to elect new holding company stock.

Presentation of Segment Information
Columbia revised its presentation of primary business segment information beginning with the reporting of third quarter 1999 results. The results for Columbia Propane have been moved from the propane, power generation and liquefied natural gas (LNG) operations to energy marketing operations that also includes Columbia Energy Services' retail operations. Prior periods have been restated to reflect this change.

Impact of Year 2000 on Computer and Other Systems
The Year 2000 issue was a worldwide concern because certain existing software, hardware and embedded systems were initially designed without addressing the impact of the change to the Year 2000. If not corrected, these systems could have failed or created erroneous results. In October 1999, Columbia announced that it had met its Year 2000 readiness objectives designed to provide uninterrupted, safe and reliable delivery of natural gas through the Year 2000. Columbia's comprehensive Year 2000 program included a thorough evaluation of its information technology and non-information technology to determine if they were Year 2000 compliant and,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ensure that the appropriate corrective action was completed, if appropriate. The total cost of assessing, testing and remediating Columbia's systems for Year 2000 compliance was approximately $19 million. Since the date change, Columbia has not experienced any interruption in service.

As part of its normal operations, Columbia continuously operates in a safety-conscious, high-reliability environment and has numerous back-up systems in place. As a result of the extensive planning that was incorporated into Columbia's contingency plans and the Year 2000 project, management believed that the most reasonably likely worst case Year 2000 scenario would have involved minor failures that were not detected and corrected during the project. However, such failures were not experienced.

Common Stock Prices and Dividends*

                                                                Market Price
                                         ----------------------------------------------------------
                                                                                                                       Quarterly
Quarter Ended                            High                        Low                      Close                  Dividends Paid
-----------------------------------------------------------------------------------------------------------------------------------
                                           $                          $                         $                         $
1999
December 31                               66  1/4                    55  1/16                  63  1/4                  .225
September 30                              64 11/16                   54  1/4                   55  3/8                  .225
June 30                                   64  1/4                    43  7/8                   62 11/16                 .225
March 31                                  58                         44  5/8                   52  1/4                  .200
-----------------------------------------------------------------------------------------------------------------------------------
1998
December 31                               60  3/4                    54  1/4                   57  3/4                  .200
September 30                              60  3/8                    47  1/2                   58  5/8                  .200
June 30                                   57 11/12                   50  1/3                   55  5/8                  .200
March 31                                  52 17/24                   47  1/3                   51  5/6                  .166
-----------------------------------------------------------------------------------------------------------------------------------

* Amounts have been restated to reflect a three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                       TRANSMISSION AND STORAGE OPERATIONS
Columbia's transmission and storage segment consists of the operations of Columbia Transmission, Columbia Gulf Transmission Company (Columbia Gulf) and Columbia Pipeline Corporation. Together they own a pipeline network of approximately 16,250 miles extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard serving 15 northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, Columbia Transmission operates one of the nation's largest underground natural gas storage systems.

Proposed Millennium Pipeline Project
The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to northeast and mid-Atlantic markets. The 442-mile pipeline will connect to TransCanada Pipe Lines Ltd. at a new Lake Erie export point and transport approximately 700,000 Mcf per day to eastern markets. Nine shippers have signed agreements for the available capacity. A filing with the Federal Energy Regulatory Commission (FERC), requesting approval of the Millennium Project, was made on December 22, 1997. This filing began the extensive review process, including opportunities for public review, communication and comment. The Millennium Project sponsors proposed an in-service date of November 1, 2000. However, the final in-service date for the entire project is now expected to be delayed as a result of the timing of certificate approval by the FERC.

The sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd. and MCN Energy Group, Inc.

Market Expansion Project
Columbia Transmission initiated services under the final phase of the market expansion project in November 1999. The expansion project, which was phased in over a three-year period, added approximately 500,000 Mcf per day of firm service to 23 customers.

Columbia Transmission's Phase II Rate Proceeding
Columbia Transmission's rate case settlement, approved by the FERC in April 1997, provided for a hearing in the fall of 1998 to address environmental cost recovery that was excluded from the settlement. However, at the request of Columbia Transmission and other active parties, the schedule was suspended in May 1998 in order to afford the parties an opportunity to pursue settlement discussions. As a result of these discussions, the active parties reached an agreement on the overall components of an environmental settlement. The comprehensive agreement included such major components as Columbia Transmission's total allowed recovery of environmental remediation program costs and the disposition of any proceeds received by Columbia Transmission from insurance carriers and others. Columbia Transmission filed the stipulation and agreement with the FERC on April 5, 1999, and on September 15, 1999, the FERC approved the settlement. No requests for rehearing were filed. The approval of the settlement did not have a material impact on Columbia's consolidated financial results.

Proposed East Lateral Expansion and SunStar Pipeline Projects
Columbia Gulf announced plans in September 1998 to consider an expansion of its onshore East Lateral system at Grand Isle, Louisiana. The expansion of the East Lateral would provide additional capacity to shippers from Grand Isle. The expansion, which would add approximately 600,000 Mcf per day of incremental firm transportation capacity, would be accomplished by adding new facilities and expanding existing facilities.

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

Volunteer Pipeline
On April 14, 1999, Columbia Gulf, MCN Energy Group, Inc. and AGL Resources, Inc. announced the start of an open season offering approximately 250,000 Mcf per day of capacity in a proposed 24-inch natural gas pipeline extending approximately 160 miles from an interconnection near

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portland, Tennessee to an interconnection near Chattanooga, Tennessee. The pipeline, to be called the Volunteer Pipeline (Volunteer), anticipates additional interconnections with several pipeline companies including Columbia Gulf.

Volunteer recently concluded the open season where nearly a dozen companies requested more than 440,000 Mcf per day of capacity. Potentially expandable to approximately 500,000 Mcf per day, Volunteer expects to provide firm natural gas transportation from the mid-continent into the Atlanta, Georgia, and other southeastern markets.

Subsequent to the open season, AGL Resources, Inc. withdrew its participation in the project. Volunteer expects to file an application with the FERC in 2000 and to be in service by November 2001. Columbia Gulf will serve as operator of the new pipeline facilities.

Trailblazer
Effective November 30, 1999, Columbia Gulf sold its 100% interest in CGT Trailblazer, L.L.C., which was formed for the sole purpose of holding Columbia Gulf's one-third-partnership interest in the Trailblazer Pipeline Company. The sale price was approximately $38 million in cash.

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

Among the issues being addressed in the state unbundling proceedings is the treatment of the pipeline transmission and storage agreements that have underpinned the traditional LDC merchant function. In the case of Columbia Transmission and Columbia Gulf, contracts covering the majority of their firm transportation and storage quantities with LDCs have primary terms that extend to October 31, 2004. Management fully expects that the LDCs, or those entities to which pipeline capacity may be assigned as a result of the LDC unbundling process, will continue to fulfill their obligations under these contracts. However, in view of the changing market and regulatory environment, Columbia's transmission companies have commenced the process of discussing long-term transportation and storage service needs with their firm customers. Those discussions could result in the restructuring of some of these contracts on mutually agreeable terms prior to 2004.

Regulatory Matters
                                  Mainline '99
Columbia Gulf filed an application with the FERC on June 5, 1998, for authority to increase the maximum certificated capacity of its mainline facilities. The expansion project, referred to as Mainline '99, will increase Columbia Gulf's certificated capacity to nearly 2.2 billion cubic feet per day (Bcf/day), by replacing certain compressor units and increasing the horsepower capacity of other compressor stations. It is expected that the total cost of the project would be approximately $37.6 million. Various shippers contracted for the additional service through an open bidding process held in late 1997 and early 1998. On February 10, 1999, the FERC issued an order approving Columbia Gulf's June 1998 filing and construction commenced on March 3, 1999. On March 12, 1999, requests for rehearing of the FERC order were filed by three parties. On January 31, 2000, the FERC issued an order denying the requests for rehearing and validating the open season held in conjunction with Mainline '99. The FERC chose to address the requirement of holding an additional open season in the Columbia Gulf mainline capacity proceeding (see Columbia Gulf Mainline Capacity Proceeding below). On December 1, 1999, approximately 270,000 Dth/day of additional capacity was made available on Columbia Gulf's mainline. Additional capacity of approximately 45,000 Dth/day is expected to be made available on November 1, 2000.

                              Discussions with FERC
The transmission and storage subsidiaries are in confidential and informal discussions with the staff of the FERC (Staff) concerning the scope of authorization for certain past transactions under the relevant filed tariffs. The transmission and storage subsidiaries initiated these discussions with the FERC. These subsidiaries provided information concerning these transactions to the Staff pursuant to an informal non-public inquiry being conducted by the Staff. Because management does not yet know the position Staff will take, management is unable to reasonably estimate the amount that will have to be paid pursuant to reimbursement or other remedies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                   Columbia Gulf Mainline Capacity Proceeding
In 1993, the FERC directed Columbia Gulf to show cause as to why it had not sought FERC abandonment authorization to reduce capacity on its mainline facility. In an August 8, 1997 order, the FERC approved a settlement between Columbia Gulf and FERC's enforcement staff requiring Columbia Gulf to conduct a 30-day open season on additional firm mainline capacity up to its certificated design. Although certain of Columbia Gulf's customers challenged the terms of the settlement, Columbia Gulf concluded the open season on December 15, 1997 which resulted in requests for capacity that exceeded the capacity specified in Columbia Gulf's FERC certificate. In orders issued in December 1998 and 1999, the FERC has rejected challenges to the settlement and denied rehearing. In its order issued December 22, 1999, the FERC affirmed the validity of the 1997 open season but indicated that an additional open season in compliance with the settlement will be necessary. In early February 2000, several appeals of the FERC's orders in this proceeding were filed with the federal circuit court of appeals.

Columbia Transmission's Voluntary Incentive Retirement Program
Columbia Transmission announced the introduction of a voluntary incentive retirement plan on September 30, 1999. Approximately 600 Columbia Transmission employees were eligible for the program, which provides a retirement incentive for active employees who are age fifty and above with at least five years of service as of March 1, 2000. During the acceptance period that began on January 1, 2000 and closed on January 31, 2000, 486 employees elected early retirement. The majority of the retirements are scheduled to occur in the first quarter of 2000, at which time the cost of the program will be recorded. Retirement costs for these employees are funded through the pension plan and will not have a significant impact on Columbia's consolidated net income.

Sale of Facilities
During 1999, Columbia Transmission sold approximately 1,150 miles of gathering pipelines and related properties. In addition, the Kanawha Separation Plant and its appurtenances were sold to an affiliate. Agreements are in place for an additional 970 miles of gathering and transmission pipelines to be sold to third parties. Excluding these sales, there are approximately 150 miles of gathering lines remaining to be sold or refunctionalized. The sale of these assets will not have a material impact on Columbia's consolidated financial results.

Storage Base Gas Sales
Columbia Transmission has agreements to sell 4.8 billion cubic feet (Bcf) of base gas volumes in the first quarter of 2000. Base gas represents storage volumes that are maintained to ensure that adequate pressure exists to deliver current inventory. However, as a result of ongoing improvements made in Columbia Transmission's storage operations, from time-to-time certain of these storage volumes are determined to be unnecessary to maintain deliverability of current inventory. Columbia Transmission is allowed to retain approximately 95% of the first $60 million pre-tax gain from any base gas sales and to share equally with customers any gain after that level. As a result of such sales in the first quarter of 2000, Columbia Transmission will reach the $60 million pre-tax gain level. Gains from any future base gas sales will be shared equally with Columbia Transmission's customers.

Capital Expenditure Program
The transmission and storage segment's net capital expenditure program was $183.4 million in 1999 and is projected to be $148.4 million in 2000. New business initiatives totaled approximately $86 million in 1999 and are expected to be $44 million in 2000. The remaining expenditures are for modernizing and upgrading facilities.

Environmental Matters
Columbia's transmission subsidiaries have implemented programs to continually review compliance with existing environmental standards. In addition, transmission subsidiaries continue to review past operational activities and to formulate remediation programs where necessary.

Columbia Transmission is currently conducting assessment, characterization and remediation activities at specific sites under a 1995 Environmental Protection Agency (EPA) Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 240 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As of December 31, 1999, field characterization has been performed at most of these sites, and site characterization reports and remediation plans which must be submitted to the EPA for approval, are in various stages of development and completion. Characterization of the approximately 40 remaining facilities and all of the storage well locations is yet to be completed. Significant remediation has taken place only at mercury measurement stations and at a limited number of the 240 facilities. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5). As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. Columbia Transmission is unable, at this time, to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


accurately estimate the time frame and potential costs of the entire program. Management expects that as characterization is completed and additional remediation work is performed and more facts become available, it will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 92, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1.

As a result of 1999 activities, actual expenditures of approximately $16.8 million were charged against the liability resulting in a remaining liability of $121.4 million. Columbia Transmission's environmental cash expenditures are expected to be approximately $17 million in 2000 and to remain at this level in the foreseeable future. These expenditures will be charged against the previously recorded liability. Consistent with Statement of Financial Accounting Standards No. 71, a regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations, its cost recovery settlement with customers and the long time period over which expenditures will be made.

In addition, predecessor companies of Columbia Transmission may have been involved in the operation of manufactured gas plants. When such plants were abandoned, material used and created in the process was sometimes buried at the site. As of the date of this report, Columbia Transmission is unable to determine if it will become liable for any characterization or remediation costs at such sites.

Throughput
Columbia Transmission's throughput consists of transportation and storage services for LDCs and other customers within its market area. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana to Leach, Kentucky and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana.

In 1999, throughput for the transmission and storage segment increased 53.3 Bcf from 1998 to 1,250.8 Bcf, due to the colder weather in 1999 and increased transportation services from Columbia Transmission's market expansion project. Market area transportation by Columbia Transmission increased 57.9 Bcf to 1,005.7 Bcf. Mainline transportation for Columbia Gulf increased 30.9 Bcf to
594.2 Bcf in 1999, reflecting the impact of colder weather in Columbia Transmission's operating territory. Short-haul transportation of 220.2 Bcf in 1999 was down 11 Bcf from 1998, due to a decline in market demand in the area south of Rayne, Louisiana.

Throughput for 1998 of 1,197.5 Bcf decreased 104 Bcf when compared to the year earlier primarily due to warmer than normal weather in Columbia Transmission's operating territory that reduced demand for natural gas. The warmer weather was the principal reason that Columbia Transmission's market area transportation of
947.8 Bcf in 1998, decreased 84.8 Bcf. In addition, warmer weather in 1998 also reduced transportation for Columbia Gulf's mainline transportation of 563.3 Bcf by 44.2 Bcf from 1997 and Columbia Gulf's short-haul transportation of 231.2 Bcf by 21.2 Bcf.

Operating Revenues
Operating revenues of $836.4 million in 1999 were down $2.3 million from 1998. After adjusting for revenue items that are offset in operating expenses, operating revenues increased by $6.1 million, primarily due to an increase in Columbia Transmission's market expansion contracts.

Operating revenues in 1998 of $838.7 million were essentially unchanged from 1997. After adjusting for revenue items that are offset in operating expenses, operating revenues in 1998 decreased $2.6 million. The effect of the sale of gathering facilities and a lower cost-of-service level underlying Columbia Transmission's rates in 1998 was only partially offset by increased revenues from transportation and storage services. The sale of storage base gas volumes that were part of Columbia Transmission's overall 1997 rate case settlement improved revenues in both 1998 and 1997.

Operating Income
In 1999, operating income for the transmission and storage segment of $350.1 million increased $24 million over 1998. This increase primarily reflected the pre-tax effect of a producer settlement and additional revenues primarily resulting from Columbia Transmission's market expansion project. The 1998 results benefited from reduced postretirement benefit costs and Columbia Gulf's regulatory settlement. Both periods included base gas sales, $14.7 million in 1999 and $13.9 million in 1998.

Operating income of $326.1 million for 1998 increased $67.8 million over 1997 due to a decline in operating expenses. Operation and maintenance expenses for 1998 declined $64.3 million compared with 1997, primarily reflecting

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



restructuring costs recorded in 1997 and the beneficial effect of implementing those restructuring initiatives in 1998. Also making 1997 operation and maintenance expense higher when compared to 1998 was a $10.1 million reserve recorded in 1997 for the anticipated loss related to the sale of certain pipeline facilities.

              STATEMENTS OF OPERATING INCOME FROM TRANSMISSION AND
                         STORAGE OPERATIONS (UNAUDITED)

Year Ended December 31, (in millions)                          1999               1998              1997
----------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Transportation revenues                                    $ 615.0           $ 620.4           $ 622.0
   Storage revenues                                             182.4             186.0             179.8
   Other revenues                                                39.0              32.3              36.8
----------------------------------------------------------------------------------------------------------
Total Operating Revenues                                        836.4             838.7             838.6
----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                    358.9             358.9             423.2
   Settlement of gas supply charges                             (31.7)                -                 -
   Depreciation                                                 106.2             101.8             104.3
   Other taxes                                                   52.9              51.9              52.8
----------------------------------------------------------------------------------------------------------
Total Operating Expenses                                        486.3             512.6             580.3
----------------------------------------------------------------------------------------------------------
OPERATING INCOME                                              $ 350.1           $ 326.1           $ 258.3
----------------------------------------------------------------------------------------------------------

                  TRANSMISSION AND STORAGE OPERATING HIGHLIGHTS


                                                   1999              1998              1997              1996              1995
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)              183.4             210.0             251.4             142.7             169.1
--------------------------------------------------------------------------------------------------------------------------------
THROUGHPUT (Bcf)
Transportation
   Columbia Transmission
      Market area                               1,005.7             947.8            1,032.6           1,102.4           1,106.1
   Columbia Gulf
      Mainline                                    594.2             563.3             607.5             633.7             605.0
      Short-haul                                  220.2             231.2             252.4             266.5             221.4
      Intrasegment eliminations                 (569.3)           (544.8)           (591.0)           (624.5)           (596.3)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL THROUGHPUT                                1,250.8           1,197.5           1,301.5           1,378.1           1,336.2
--------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



                             DISTRIBUTION OPERATIONS

Columbia's five distribution subsidiaries (Distribution) provide natural gas service to nearly 2.1 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland.

Market Conditions
Weather in Distribution's market area during 1999 was 12% colder than the record warm weather of 1998, but still 8% warmer than normal. As a result, Distribution's weather-sensitive deliveries were up 25 Bcf from 1998.

Competition
Distribution competes with investor-owned, municipal, and cooperative electric utilities throughout its five-state service area, and to a lesser extent with propane and fuel oil suppliers. Electric competition is generally strongest in the residential and commercial markets of Kentucky, southern Ohio, southwestern Pennsylvania and western Virginia where rates are primarily driven by low-cost coal-fired generation. The northern Ohio and Pittsburgh areas have less competitive electric rates due to the use of higher-cost nuclear-generated power. It is too soon to determine what impact, if any, deregulation of the electric industry will have on the competitive situation. Distribution continues to be a strong competitor in the energy market for new homes as a result of strong customer preference for natural gas.

Approximately 38% of Distribution's industrial and commercial throughput, or 137 Bcf, is susceptible to bypass because these customers are located close to multiple natural gas pipelines and local gas distribution companies. As a result of Distribution's competitive strategies, substantial inroads by other natural gas competitors have been avoided to date.

Regulatory Matters
In May 1998, Columbia Gas of Virginia, Inc. (Columbia of Virginia) filed a rate case with the Virginia State Corporation Commission (VSCC) requesting an annual revenue increase of $5.3 million over the revenues then being collected, subject to refund, under a 1997 rate case filing. In April 1999, Columbia of Virginia amended its May 1998 rate increase application to revise its rate design for residential and small general service customers, effective January 1, 2000, requesting recovery of most non-gas costs through monthly fixed charges rather than the traditional combination fixed/volumetric charge. On December 23, 1999, the VSCC issued an order approving a proposed settlement that provides for additional annual revenue of approximately $4.4 million and rejecting Columbia of Virginia's rate design proposal. The VSCC order did approve a 20% increase in the fixed monthly customer charges for residential and small general service customers which shifts about $4.9 million of annual revenues from the weather-sensitive volumetric rate to the fixed monthly customer charge.

Distribution continues to pursue initiatives that give retail customers the opportunity to purchase natural gas directly from marketers and to use Distribution's facilities for transportation services. These opportunities are being pursued through regulatory initiatives in all of its jurisdictions, which resulted in transportation programs being initiated in all five of its service areas. Once fully implemented, these programs would reduce Distribution's merchant function and provide all customer classes with the opportunity to obtain gas supplies from alternative merchants. As these programs expand to all customers, regulations will have to be implemented to provide for the recovery of transition capacity costs and other transition costs incurred by a utility serving as the supplier of last resort if the marketing company cannot supply the gas. Transition capacity costs are created as customers enroll in these programs and purchase their gas from other suppliers, leaving Distribution with pipeline capacity it has contracted for but no longer needs. The state commissions in Distribution's five jurisdictions are at various stages in addressing these issues and other transition considerations. Distribution is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs and costs resulting from being the supplier of last resort will be mitigated or recovered.

On October 25, 1999, Columbia Gas of Ohio, Inc. (Columbia of Ohio) and a group comprising diverse interested parties, also known as the Collaborative, filed with the Public Utilities Commission of Ohio (PUCO) a third amendment to its 1994 rate case. The filing, which was approved by the PUCO on December 2, 1999, extends Columbia of Ohio's Customer CHOICE(SM) program through October 31, 2004, freezes base rates through October 31, 2004 and resolves the issue of transition capacity costs. Under the agreement, Columbia of Ohio would assume total financial risk for mitigation of transition capacity costs at no additional cost to customers. Among other items, Columbia of Ohio would have the opportunity to utilize non-traditional revenue sources as a means of offsetting the costs. The agreement also requires Columbia of Ohio to submit a proposal addressing issues related to the merchant function, obligation to serve, and provider of last resort by April 1, 2000. Columbia of Ohio extended its Customer CHOICE(SM) program to all of its nearly 1.3 million customers in mid-1998 and there are now over 519,000 customers

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


participating, including approximately 445,000 residential customers. Of 41 marketers approved for participation, 32 are currently active.

In addition, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period January 1, 1999 through December 31, 2004. The revised depreciation rates are lower than those that would have been utilized if Columbia of Ohio were not subject to regulation. The amount of depreciation that would have been recorded for 1999 had Columbia of Ohio not been subject to rate regulation is $31.8 million, $18.8 million more than the $13 million recorded. Over the six-year period, the amount of depreciation that would have been recorded if Columbia of Ohio were not regulated is estimated to be approximately $150 million higher than the regulatory depreciation to be recorded. A regulatory asset will be established for this amount. Pursuant to the terms of the agreement, rates were not reduced to reflect this reduction in depreciation expense with most of the excess revenues generated being used to recover Columbia of Ohio's transition capacity costs.

In Pennsylvania, legislation was signed by the governor in June 1999 that allows consumers statewide to choose their natural gas supplier. Under the legislation, all Pennsylvania natural gas utilities, upon approval of the Pennsylvania Public Utility Commission (PPUC), must offer all of their customers the opportunity to choose a supplier by July 1, 2000. Before offering choice programs to customers, each company was required to submit a restructuring plan to the PPUC. The legislation makes Pennsylvania one of the first states to offer customers both gas and electric choice on a statewide level. Another major component of the legislation is the repeal of the gross receipts tax on natural gas use, effective January 1, 2000. On August 2, 1999, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) filed an expanded statewide restructuring plan with the PPUC. On August 12, 1999, the PPUC issued a preliminary order providing a litigation schedule and directing Columbia of Pennsylvania to develop and implement an interim program for the 1999-2000 heating season while the permanent plan was being litigated. In October 1999, the PPUC approved the interim plan, thereby allowing all of the company's residential and small commercial customers the right to choose a new natural gas supplier, effective November 1, 1999. Prior to this date, more than 70% of Columbia of Pennsylvania's customers in seven counties could choose their supplier under a program approved by the PPUC in 1998. Columbia of Pennsylvania subsequently negotiated a settlement of the full restructuring plan with 26 parties. On December 16, 1999, the PPUC unanimously approved the settlement making Columbia of Pennsylvania the first company to receive PPUC approval of a permanent statewide program under the guidelines of the June 1999 legislation. As part of the settlement, Columbia of Pennsylvania will continue to deliver natural gas to all 390,000 of its customers regardless of their supplier.

In Virginia, legislation was enacted in 1999 permitting Columbia of Virginia, upon approval by the VSCC, to offer all of its 175,000 residential and commercial customers the opportunity to choose their natural gas suppliers. This legislation allows a natural gas distribution company to file for an unbundling of its rates with the VSCC effective July 1, 2000. Moreover, the legislation expires on June 30, 2000, unless reenacted by the Virginia General Assembly. In January 2000, new legislation was introduced in the General Assembly that would reenact last year's legislation. Columbia of Virginia has been providing a pilot transportation program in the Gainesville market area of Northern Virginia since late 1997. There are now over 7,500 customers and 11 marketers participating in the program. Columbia of Virginia plans to file in 2000 for permission to expand the Customer CHOICE(SM) program statewide.

In August 1998, the Maryland Public Service Commission approved a two-year continuation of Columbia Gas of Maryland, Inc.'s (Columbia of Maryland) Customer CHOICE(SM) program which allows all of its nearly 32,000 customers to select a natural gas supplier other than Columbia of Maryland. There are approximately 2,900 customers and 5 marketers participating in the program.

In April 1999, Columbia Gas of Kentucky, Inc. (Columbia of Kentucky) filed an application with the Kentucky Public Service Commission (KPSC) seeking approval to initiate a residential and small commercial transportation program. Under the terms of the filing, all of Columbia of Kentucky's 142,000 residential and small commercial customers would be eligible to choose a new supplier for gas deliveries commencing in November 1999. In late May 1999, the KPSC issued an order stating that more time was needed to determine the reasonableness of the proposal and suspending the filing until March 31, 2000. However, the KPSC said it could issue a final decision prior to the end of the suspension period. In late January 2000, the KPSC issued an order approving the transportation program on a pilot basis effective February 1, 2000 through January 31, 2005. Under the order, Columbia of Kentucky would become the first utility in Kentucky, gas or electric, to offer a choice of supplier to all of its customers. Under the terms of the order, Columbia of Kentucky would have to assume the financial risk for mitigating transition capacity costs through the utilization of non-traditional revenue sources. Also, the order did not renew Columbia of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Kentucky's gas cost incentive program, which had been temporarily continued by the KPSC until the conclusion of the customer transportation case. On February 18, 2000, Columbia of Kentucky filed for rehearing of the order.

Capital Expenditure Program
Distribution's 1999 capital expenditures were approximately $145.5 million, a decrease of $6.4 million from 1998. In addition to maintaining and upgrading facilities to assure safe, reliable and efficient operation, 1999 expenditures included $63.7 million for extending service to new areas and $61.5 million for replacement and betterment projects. The estimated 2000 capital expenditure program amounts to approximately $135.6 million, including $54 million for new business and development, $59 million for replacement and betterment projects with the remainder primarily for support services.

Environmental Matters
Distribution's primary environmental issues relate to 18 former manufactured gas plant sites. Investigations or remedial activities are currently underway at six sites and remedial construction has been completed at two sites. Additional site investigations may be required at some of the remaining sites. To the extent Distribution's site investigations have been conducted, remediation plans developed and the responsibility for remediation established, the appropriate estimated liabilities have been recorded. Regulatory assets have also been recorded for a majority of these costs as rate recovery has been authorized or is probable.

In June 1999, Columbia of Pennsylvania was notified by the Environmental Protection Agency (EPA) Region 5 that it was a Potentially Responsible Party
(PRP) in a removal action pursuant to Section 106 of the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), also known as Superfund, concerning a site in Wooster, Ohio, known as 7-7 Merger, Inc. Coal tar materials sent by Columbia of Pennsylvania from the former manufactured gas plant at York, Pennsylvania to 7-7 Merger, Inc. for recycling in 1997 are potentially among the materials abandoned by 7-7 Merger, Inc. at the Wooster site. There are approximately 28 parties that received a similar notice from EPA. There is no reasonable way to estimate liability at this time. However, the EPA preliminary estimate of the total costs of response is $702,000. Based upon the EPA estimate and preliminary cost sharing discussions among a PRP group, a reasonable lower bound estimate of Columbia of Pennsylvania's cost for the removal action would be approximately $25,000. The PRP group has entered into an administrative order with EPA Region 5 with work scheduled to begin in March 2000.

Voluntary Workforce Reduction Programs
As a result of Columbia's ongoing review of its various business units, the utilization of improved technologies and process improvement initiatives, management has identified a number of ways of working more efficiently. As discussed below. Columbia is implementing a Voluntary Incentive Retirement Program (VIRP) for the distribution subsidiaries and certain business units of Columbia Energy Group Service Corporation, similar to the program discussed in the Transmission and Storage Operations on page 23 for Columbia Transmission. In early 1999 Columbia of Pennsylvania announced a Voluntary Severance Program
(VSP) for its employees.

In February 2000, the five distribution subsidiaries and Columbia Energy Group Service Corporation announced the introduction of a VIRP. Approximately 880 employees are eligible for the program, which provides a retirement incentive for certain active employees who are age fifty and above with at least five years of service as of June 1, 2000. The acceptance period will end on April 30, 2000. The majority of the retirements are scheduled to occur on June 1, 2000, at which time the cost of the program will be recorded. Retirement costs for these employees are funded through the pension plan and will not have a significant impact on Columbia's consolidated net income.

In January 1999, Columbia of Pennsylvania announced a VSP that was available to all of its nearly 700 employees in its operations department. In total, 37 professional, manual and administrative/technical employees in the operations department elected to participate in the program. By combining the VSP with other workforce reduction measures, Columbia of Pennsylvania has reduced staffing by about 45 full-time employees. These initiatives resulted in a first quarter 1999 charge to operating expense of $1.5 million, representing severance and benefit costs for the participating employees, most of whom left the company by March 17, 1999.

Throughput
In 1999, total volumes sold and transported of 696.8 Bcf increased 138.6 Bcf from 1998. The improved throughput reflects the colder weather in 1999 compared to 1998, along with a 108 Bcf increase in off-system sales as Distribution took advantage of higher spot prices in March 1999 to sell supplies available due to warmer than normal weather.

Distribution's 1998 total volumes sold and transported of 558.2 Bcf decreased
13.9 Bcf from 1997 due to the record warm weather in 1998. Increased off-system sales, the return to full production of a major customer idled by a 10-month strike in 1997, increased industrial transportation volumes and customer growth partially offset the adverse impact on sales of the record warm weather in 1998.


Net Revenues
Net revenues for 1999 of $852.6 million were up $5.6 million from 1998 as the impact of the colder weather in 1999 and Columbia of Virginia's regulatory settlement were largely offset by Columbia of Ohio's contribution of $23.8 million to the transition capacity cost pool pursuant to the 1999 rate settlement. The revenue impact on operating income of this contribution is more than offset by a related reduction in depreciation expense provided by the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

settlement. Revenues in 1998 benefited from Columbia of Ohio's 1996 regulatory settlement, which expired in December 1998.

In 1998, net revenues of $847 million were down $51.1 million from 1997. This decline was primarily due to the record warm weather in 1998, which reduced net revenues approximately $76 million from 1997. The beneficial impact of Columbia of Ohio's 1997 regulatory settlement on net revenues in 1998 partially offset the adverse impact of the warm weather.

Operating Income
Operating income for 1999 of $254.6 million increased $28.8 million over 1998, primarily due to the increase in net revenues, reduced operating expenses attributable to lower gross receipts and property taxes and, as noted above, the terms of the 1999 Columbia of Ohio regulatory settlement resulted in reduced depreciation expense. In 1998, operating expenses were reduced due to a $16.5 million settlement gain related to postretirement benefits costs that reflected the purchase of insurance for a portion of those liabilities.

Operating income in 1998 of $225.8 million increased by $1.6 million from 1997, as the decline in net revenues was more than offset by a $52.7 million decrease in operating expenses primarily reflecting the reduction in postretirement benefits costs and the beneficial impact of the restructuring initiatives implemented in 1997.

    STATEMENTS OF OPERATING INCOME FROM DISTRIBUTION OPERATIONS (UNAUDITED)

Year Ended December 31, (in millions)                                                   1999             1998             1997
----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES
   Sales revenues                                                                    $ 1,705.5        $ 1,686.3         $ 2,153.1
   Less: Cost of gas sold                                                              1,137.6          1,005.4           1,385.6
----------------------------------------------------------------------------------------------------------------------------------
   Net Sales Revenues                                                                    567.9            680.9             767.5
----------------------------------------------------------------------------------------------------------------------------------
   Transportation revenues                                                               317.3            183.2             143.2
   Less: Associated gas costs                                                             32.6             17.1              12.6
----------------------------------------------------------------------------------------------------------------------------------
   Net Transportation Revenues                                                           284.7            166.1             130.6
----------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                                             852.6            847.0             898.1
----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                                             406.9            386.7             441.0
   Depreciation                                                                           54.5             82.2              78.2
   Other taxes                                                                           136.6            152.3             154.7
----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                 598.0            621.2             673.9
----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                      $  254.6         $  225.8          $  224.2
----------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                        DISTRIBUTION OPERATING HIGHLIGHTS


                                               1999               1998               1997               1996               1995
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)          145.5              151.9              159.5              148.4              151.8
--------------------------------------------------------------------------------------------------------------------------------
THROUGHPUT (Bcf)
Sales
   Residential                                132.5              149.1              190.9              209.4              196.6
   Commercial                                  43.7               54.1               72.7               85.7               79.5
   Industrial and Other                         3.5                4.4                4.2               10.3                7.1
--------------------------------------------------------------------------------------------------------------------------------
Total Sales                                   179.7              207.6              267.8              305.4              283.2
Transportation                                346.2              287.7              258.9              248.8              255.9
--------------------------------------------------------------------------------------------------------------------------------
Total Throughput                              525.9              495.3              526.7              554.2              539.1
Off-System Sales                              170.9               62.9               45.4               10.8                7.5
--------------------------------------------------------------------------------------------------------------------------------
Total Sold and Transported                    696.8              558.2              572.1              565.0              546.6
--------------------------------------------------------------------------------------------------------------------------------
SOURCES OF GAS FOR THROUGHPUT (Bcf)
Sources of Gas Sold
   Spot market*                               302.2              229.8              314.0              323.2              210.4
   Producers                                   12.6               20.8               38.9               50.2               70.9
   Storage withdrawals (injections)            15.5               12.4                4.0              (20.8)              23.6
   Company use and other                       20.3                7.5              (43.7)             (36.4)             (14.2)
--------------------------------------------------------------------------------------------------------------------------------
Total Sources of Gas Sold                     350.6              270.5              313.2              316.2              290.7
Gas received for delivery to customers        346.2              287.7              258.9              248.8              255.9
--------------------------------------------------------------------------------------------------------------------------------
Total Sources                                 696.8              558.2              572.1              565.0              546.6
--------------------------------------------------------------------------------------------------------------------------------
CUSTOMERS
Sales
   Residential                            1,366,869          1,612,124          1,769,647          1,815,269          1,794,800
   Commercial                               123,673            148,529            168,413            173,689            172,114
   Industrial and Other                       2,264              2,295              2,340              2,285              2,265
--------------------------------------------------------------------------------------------------------------------------------
Total Sales Customers                     1,492,806          1,762,948          1,940,400          1,991,243          1,969,179
Transportation                              603,901            298,107             93,923             12,804              6,789
--------------------------------------------------------------------------------------------------------------------------------
Total Customers                           2,096,707          2,061,055          2,034,323          2,004,047          1,975,968
--------------------------------------------------------------------------------------------------------------------------------
DEGREE DAYS                                   5,171              4,635              5,736              5,975              5,692
--------------------------------------------------------------------------------------------------------------------------------

* Reflects volumes under purchase contracts of less than one year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                      EXPLORATION AND PRODUCTION OPERATIONS

Columbia's exploration and production subsidiary, Columbia Resources, is one of the largest independent natural gas and oil producers in the Appalachian Basin and also has production operations in Canada. Columbia Resources produced approximately 47 Bcf equivalents (Bcfe) of natural gas and oil in 1999 and owns and operates 8,188 wells, and has net proven reserve holdings of 965.8 Bcfe at December 31, 1999. Columbia Resources also owns and operates approximately 6,069 miles of gathering pipelines.

Columbia Resources seeks to achieve asset and profitable growth through acquisitions, expanded drilling activities and divestiture of under-performing assets. During 1999, Columbia Resources completed the largest and most successful exploration and development program in its history. Columbia Resources exceeded its originally projected 230 well program by drilling 233 wells and participated in another 20 wells with joint venture partners. Also, Columbia Resources had a well completion success rate of 82% in 1999 consistent with its success rate over the last five years. Columbia Resources participated in the drilling and completion of 263 wells during 1999. The success of these wells added 70.5 net Bcfe to Columbia Resources' reserve base. An additional 68 Bcfe of oil and gas reserves were acquired from Wiser Oil and Meridian Exploration, bringing Columbia Resources' reserve base to a record level of
965.8 Bcfe.

During 1999, Columbia Resources' acquisition strategy involved six transactions totaling approximately $61 million and expansion of the gathering infrastructure by more than 450 miles of pipeline. Also notable in 1999 was the discovery by Columbia Resources of reserves in West Virginia in the Trenton-Black River formation at depths exceeding 10,000 feet. Columbia Resources recently completed construction of an eight-inch gathering pipeline and has connected the discovery well at a flowing rate in excess of 7.4 million cubic feet per day. A confirmation well, which has indicated strong production characteristics, was tied into the same pipeline network at the end of December. Drilling on the third prospect was completed in the first quarter of 2000.

Capital Expenditure Program
Columbia Resources' 1999 capital expenditures of $166.5 million primarily reflect investments in drilling and acquisitions. The 2000 capital expenditure program is estimated at $165.7 million and provides for the drilling of 330 new wells in the Appalachian Basin and Canada. This investment will include the expansion of Columbia Resources' gathering infrastructure in the Appalachian Basin and the continued expansion of its acreage position.

Forward Sale of Natural Gas
On December 1, 1999, Columbia Resources entered into an agreement with a third party whereby Columbia Resources received cash as a prepayment, and will sell approximately 45,000 Mcf/d during the period February 2000 through October 2004. This transaction, net of expenses, provided $148.5 million in cash proceeds for funding future operating costs and acquisitions and provided a forward sale at an average commodity price of $2.82 per Mcf exclusive of the basis differential.

Purchase of a Natural Gas Processing Plant
On November 1, 1999, Columbia Resources purchased certain carbon dioxide rights, a separation plant, and certain natural gas pipelines and facilities located in Kanawha County, West Virginia from Columbia Transmission. This facility, known as the Kanawha Separation Plant, was acquired at a price of $3.5 million.

Production
Gas production of 45.8 Bcf in 1999 increased 6.7 Bcf over 1998, primarily due to the acquisitions of Wiser Oil and Meridian Exploration, new drilling and improvements to Columbia Resources' gathering facilities. From 1997 to 1998, gas production increased by 13% reflecting the Alamco acquisition in mid-1997 and new production brought online in 1998.

In 1999, oil and liquids production decreased 14% from 1998 to 185,207 barrels due to normal production declines in Ohio wells. Oil and liquids production in 1998 increased 2% from 1997 to 214,000 barrels primarily reflecting new well completions coming online.

Operating Revenues
Operating revenues for 1999 of $144.8 million increased $17.3 million over 1998 reflecting increased gas production that was partially offset by lower average 1999 gas prices. Columbia Resources manages the uncertainty of natural gas prices by hedging a portion of its production using derivative instruments. Columbia Resources hedged approximately 50% of its first quarter 2000 production at an average price of $3.75 per Mcf. Also contributing to the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

increase in operating revenues in 1999 was $6 million of revenues from the termination of long-term sales contracts with two cogeneration facilities.

Operating revenues for 1998 were $127.5 million, an increase of $14.2 million over 1997, primarily reflecting higher average prices and increased gas production.

Operating Income
Operating income of $44.2 million for 1999 increased $7 million over 1998 as the increase in operating revenues discussed above was partially offset by $10.3 million higher operating expenses associated with an expanded operation due in part to recent acquisitions, additional gathering facilities and drilling activity.

In 1998, operating income improved by $6.3 million to $37.2 million, also primarily due to higher operating revenues, partially offset by higher operating expense due largely to acquisitions and increased drilling activity.

   STATEMENTS OF OPERATING INCOME FROM EXPLORATION AND PRODUCTION OPERATIONS
                                  (UNAUDITED)

Year Ended December 31, (in millions)            1999          1998          1997
------------------------------------------------------------------------------------
OPERATING REVENUES
   Gas revenues                                 $123.1        $113.9        $109.5
   Other revenues                                 21.7          13.6           3.8
------------------------------------------------------------------------------------
Total Operating Revenues                         144.8         127.5         113.3
------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                      53.9          44.6          45.7
   Depreciation and depletion                     36.9          36.5          27.6
   Other taxes                                     9.8           9.2           9.1
------------------------------------------------------------------------------------
Total Operating Expenses                         100.6          90.3          82.4
------------------------------------------------------------------------------------
OPERATING INCOME                                $ 44.2        $ 37.2        $ 30.9
------------------------------------------------------------------------------------

                 EXPLORATION AND PRODUCTION OPERATING HIGHLIGHTS


                                                  1999            1998            1997            1996          1995*
-----------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)             166.5            75.7           135.6            12.1            86.8
-----------------------------------------------------------------------------------------------------------------------
PROVED RESERVES
Gas (Bcf)                                        951.6           790.5           800.5           644.5           599.5
Oil and Liquids (000 Bbls)                       2,375           1,835           1,700             774           1,651
-----------------------------------------------------------------------------------------------------------------------
PRODUCTION
Gas (Bcf)                                         45.8            39.1            34.7            33.6            65.4
Oil and Liquids (000 Bbls)                         185             214             210             281           2,849
-----------------------------------------------------------------------------------------------------------------------
AVERAGE PRICES
Gas ($ per Mcf)**                                 2.66            2.91            2.63            2.84            1.96
Oil and Liquids ($ per barrel)                   14.96           12.76           17.99           19.07           16.17
-----------------------------------------------------------------------------------------------------------------------

* Include operating results from Columbia Gas Development Corporation, which was sold effective December 31, 1995

** Includes the effect of hedging activities as discussed in Note 6 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



                           ENERGY MARKETING OPERATIONS

Energy marketing operations include the operations of Columbia Propane as well as Columbia Energy Services' retail operations. The results of Columbia Energy Services also include the operations of Columbia Service Partners, Inc., which provides a range of warranty products to homeowners, and Energy.com Corporation, an internet-based business that offers a variety of services to energy marketers and consumers. Together, these businesses serve 750,000 residential and 70,000 commercial and industrial customers in 34 states.

Columbia Energy Services

The president and CEO of Columbia Energy Services has been conducting a strategic assessment of all facets of Columbia Energy Services' businesses, which began in the first quarter of 1999, including ongoing action taken with company personnel and outside consultants to identify and address infrastructure weaknesses.

After completing the initial phase of the strategic assessment, it was determined that Columbia Energy Services would concentrate its efforts primarily on the retail businesses, taking advantage of Columbia's existing geographic presence in an area where deregulation of gas and electric power markets is proceeding rapidly. In December 1999, the Wholesale and Trading operations, based in Houston, Texas, were sold to Enron North America Corp., a wholly-owned subsidiary of Enron Corp. for $38.3 million, subject to post-closing adjustments. The Wholesale and Trading operations are reported as discontinued operations in Columbia's consolidated financial statements.

Also, as a result of the strategic assessment, it was determined that Columbia Energy Services should also exit the Major Accounts business that provides energy services and products to industrial and large commercial customers. In accordance with generally accepted accounting principles, the Major Accounts business is also being reported as discontinued operations in Columbia's consolidated financial statements.

In conjunction with management's ongoing assessment of the opportunities and challenges facing Columbia's marketing operations, a letter of intent with Metromedia Energy for a joint venture to market retail energy and related services has expired and will not be renewed.

Columbia Propane Acquisitions

During 1999, Columbia Propane made several acquisitions to expand its operations.

In May 1999, Columbia Propane, through its subsidiary, Columbia Petroleum Corporation (Columbia Petroleum), completed a transaction to acquire certain propane and petroleum product assets and associated properties from Carlos R. Leffler, Inc. (Leffler) and other Leffler entities. Columbia Propane acquired the propane assets, consisting of bulk storage facilities with a capacity of over 1.5 million gallons, a pipeline terminal with over 1.2 million gallons of storage, a propane distribution fleet and wholesale and retail operations serving central and eastern Pennsylvania. This acquisition provided Columbia Propane approximately 12,500 propane customers and 36,000 petroleum customers.

In June 1999, Columbia Propane completed its acquisition of Trentane Gas, Inc. (Trentane Gas). The acquisition of Trentane Gas, a retail propane company located in north-central Virginia, added approximately 4,300 customers to Columbia Propane's customer base.

In July 1999, Columbia Propane, through its subsidiary, Columbia Propane, L.P., completed the acquisition of National Propane Partners, LP (National Propane), which added approximately 210,000 customers in 24 states, 155 full service centers, 101 satellite locations and bulk storage facilities with more than 33 million gallons of propane.

Also in July 1999, Columbia Propane completed its purchase of the propane assets of ENC Propane and a related appliance sales and services business, both located in eastern North Carolina. On September 21, 1999, Columbia Propane completed the purchase of the propane and fuel oil assets of Baker & Russell, Inc. located in Shippensburg, Pennsylvania. On September 23, 1999, Columbia Petroleum acquired the assets of Dampman Sturges Oil, in Douglassville, Pennsylvania. In three other transactions later in 1999, Columbia Propane, L.P. acquired the assets of Pacer-Acmer Propane in Tekonsha, Michigan, Mid-State Energy in Tomahawk, Wisconsin and Lewiston Propane in Lewiston, Maine. These acquisitions, together with the acquisitions of National Propane, Leffler and Trentane Gas, raise the total number of customers served by Columbia Propane to more than 350,600 in 31 states and the District of Columbia at December 31, 1999, which is more than triple the number of propane customers served at the end of 1998. On January 7, 2000, Columbia Propane acquired all of the propane related assets of Zoe's Bottled Gas in Colchester, Connecticut, adding 2,900 additional customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Columbia Petroleum owns and operates the petroleum assets acquired from Leffler and Dampman Sturges. Columbia Petroleum currently serves 42,000 customers in five states.

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

Commodity Hedging Activity

Columbia Propane purchases propane and petroleum and places it in storage for future sale and hedges its inventory against the risk of decreasing prices. Columbia Energy Services hedges anticipated fixed-price sales of its Mass Markets business.

Capital Expenditures

A large portion of the $315.5 million capital expenditure program in 1999 was allocated to propane acquisitions. The 2000 capital expenditure program is estimated at $43.3 million, including $20 million for propane acquisitions.

Net Revenues

In 1999, net revenues were $90.1 million, up $47.9 million from 1998, primarily due to Columbia Propane's acquisitions and colder weather in 1999. The improvement in propane revenues due to additional volumes being sold was partially offset by lower margins. Petroleum revenues reflect the results of the acquisition of Leffler and Dampman Sturges in 1999, as discussed previously. Columbia Energy Services' Mass Markets business reported revenues of $88.9 million, an increase of $67.3 million over 1998, due to a significant increase in the number of customers being served. Other revenues of $27.2 million, increased $15.7 million reflecting sales revenues from appliance, warranty and lubricant products and other miscellaneous revenues, primarily as a result of the National Propane and Leffler acquisitions.

In 1998, net revenues of $42.2 million improved $5.4 million over 1997 due largely to net revenues generated by the Mass Markets business, which began in 1998.

Operating Income/Loss

In 1999, an operating loss of $54.5 million was recorded compared to an operating loss of $13.6 million in 1998. The improvement in net revenues was more than offset by higher operating costs for Columbia Energy Services' retail operations that included additional investment in its infrastructure. The operating loss for Columbia Energy Services for 1999 was $50.6 million compared to $17.7 million in 1998. Included in the higher costs for Columbia Energy Services was $14.3 million recorded in 1999 to reflect the write-down of certain computer software no longer necessary for its operations and an adjustment for uncollectible accounts. In addition, higher costs were incurred by Columbia Propane due to its expanded operations and the ongoing process of integrating recent propane and petroleum acquisitions.

An operating loss of $13.6 million was recorded in 1998 compared to operating income of $6 million in 1997. The higher net revenues was more than offset by additional costs to build Columbia Energy Services' infrastructure, customer acquisition costs related to adding new Mass Markets customers, and increased costs associated with expanded propane operations resulting from acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



STATEMENTS OF OPERATING INCOME FROM ENERGY MARKETING OPERATIONS (UNAUDITED)



Year Ended December 31, (in millions)            1999          1998          1997
----------------------------------------------------------------------------------
NET REVENUES
   Propane                                    $  152.9       $  63.1       $  70.4
   Gas                                            88.9          21.6            --
   Petroleum                                     127.7            --            --
----------------------------------------------------------------------------------
   Total                                         369.5          84.7          70.4
   Less: Products purchased                      306.6          54.0          43.4
----------------------------------------------------------------------------------
Gross Margin                                      62.9          30.7          27.0
Other revenues                                    27.2          11.5           9.8
----------------------------------------------------------------------------------
NET REVENUES                                      90.1          42.2          36.8
----------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                     109.5          47.0          25.4
   Depreciation                                   26.6           5.8           3.6
   Other taxes                                     8.5           3.0           1.8
----------------------------------------------------------------------------------
Total Operating Expenses                         144.6          55.8          30.8
----------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                       $  (54.5)      $ (13.6)      $   6.0
----------------------------------------------------------------------------------



                      ENERGY MARKETING OPERATING HIGHLIGHTS


                                            1999           1998           1997         1996       1995
--------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)         315.5          27.9          10.4          5.2          5.7
--------------------------------------------------------------------------------------------------------
SALES
Propane (millions of gallons)                178.3          66.5          70.9         75.9         68.9
Gas (billion cubic feet)                      28.4           6.1            --           --           --
Petroleum (millions of gallons)              202.4            --            --           --           --
--------------------------------------------------------------------------------------------------------
PROPANE CUSTOMERS                          350,652       113,748        96,954       79,650       74,308
--------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



                   POWER GENERATION, LNG AND OTHER OPERATIONS

Telecommunications Network

In the second quarter of 1999, Columbia Transmission Communication Corporation (Transcom), a wholly-owned subsidiary of Columbia, began the construction of its telecommunications network along the Washington, D.C. to New York City corridor. Transcom will build and maintain a fiber optics network on rights-of-way of Columbia's pipeline companies. Transcom expects to complete the D.C. to New York fiber optics link in the first half of 2000. The route covers 260 miles and provides access to 16 million people in the busiest telecommunications corridor in the United States. The company is developing plans to extend the fiber optics network beyond the initial route.

Power Generation Activities

Columbia Electric Corporation (Columbia Electric) is an unregulated electric generation company whose primary focus is the development, ownership and operation of clean, natural gas fueled power projects. Columbia currently has three operating facilities totaling 248 megawatts, one 550-megawatt (equivalent) plant under construction in Gregory, Texas and approximately 3,000 megawatts of gas-fired generation under development. Publicly announced projects in Columbia Electric's development portfolio include the Kelson Ridge Project in Charles County, Maryland, the Liberty Electric Project in Eddystone, Pennsylvania, the Grassy Point Energy Project in Haverstraw, New York, the Ceredo Electric Generating Station in Ceredo, West Virginia and the Henderson Generating Station in Henderson, Kentucky.

The Gregory Project, a partnership between subsidiaries of Columbia Electric and LG&E Power, Inc., is anticipated to start operations in the summer of 2000.

Construction of the Liberty Electric Project is anticipated to commence in spring 2000. Ownership of the Liberty Electric Project was jointly held by Columbia Electric and subsidiaries of Westcoast Energy, Inc. (Westcoast). In December 1999, the ownership agreement between Columbia and Westcoast was terminated due to allocation of capital to other projects by Westcoast in geographic areas more closely aligned with other Westcoast operating assets and the desire of Westcoast to focus its resources in ventures that will generate near-term operating income. Columbia Electric announced on February 16, 2000, that it purchased Westcoast's 50% interest and now owns 100% of the Liberty Electric Project.

In December 1999, a limited partnership established between Columbia Electric and Atlantic Generation, Inc. completed a transaction terminating a long-term power purchase contract. Columbia Electric's portion was approximately $71 million pre-tax under the terms of the buyout. The partners will continue to operate the facility as a merchant power plant.

Liquified Natural Gas Operations

In January 2000, Columbia Atlantic Trading Corporation acquired Potomac Electric Power Company's (Pepco) 50% interest in the Cove Point LNG Limited Partnership for $40.7 million. This acquisition gives Columbia LNG Corporation (Columbia
LNG) and Columbia Atlantic Trading Corporation 100% ownership of the Cove Point liquefied natural gas (LNG) terminal in Cove Point, Maryland and certain other pipeline facilities, which had been owned equally by Columbia LNG and Pepco since 1994.

The current operations include operating one of the largest natural gas peaking and storage facilities in the United States. With approximately 5 Bcf of vapor equivalent storage capacity, the facility enables LNG to be stored until needed for the winter peak-day requirements of utilities and other large gas users. The acquisition will facilitate Columbia's plans to reactivate the LNG receiving facilities and expand the business to include LNG tanker unloading services at the terminal. Cove Point LNG is holding an open season where potential customers can bid for capacity. Based on the results of the open season, Cove Point LNG expects to file a certificate application with the FERC to reactivate the terminal's marine facilities. Pending approval by the FERC, Cove Point LNG plans to begin LNG tanker discharging by late 2001.

Capital Expenditures

The capital expenditure program for 1999 was $51 million and included amounts for the development of Transcom's fiber optics network. The 2000 program is projected to be $376.5 million, which is primarily for fiber optics, Columbia Electric's cogeneration projects and the acquisition of Pepco's interest in the Cove Point LNG Limited Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Operating Revenues

In 1999, operating revenues increased $69.6 million from 1998 to $88.7 million largely due to the $71 million gain from the termination of the cogeneration power purchase contract, mentioned above.

In 1998, operating revenues of $19.1 million decreased $3.1 million from 1997. The decrease largely reflected the net effect of Columbia Electric's $3.2 million revenue improvement recorded in the first quarter of 1997 from the assumption of a cogeneration partnership fuel transportation contract.

Operating Income

Operating income for 1999 of $71.5 million increased $64.9 million over 1998 primarily reflecting the increase in operating revenues, which was partially offset by a $4.5 million increase in operation and maintenance expense due to increased staffing levels and development activity for the cogeneration business.

In 1998, operating income of $6.6 million declined $2.6 million from 1997 as the decrease in operating revenues was only partially offset by a $500,000 decrease in operating expenses.

STATEMENTS OF POWER GENERATION, LNG AND OTHER OPERATIONS (UNAUDITED)


Year Ended December 31, (in millions)            1999          1998         1997
--------------------------------------------------------------------------------
OPERATING REVENUES
   Power generation                              $78.5        $ 8.3        $10.6
   LNG                                             9.3         10.3         11.2
   Other                                           0.9          0.5          0.4
--------------------------------------------------------------------------------
Operating Revenues                                88.7         19.1         22.2
--------------------------------------------------------------------------------


OPERATING EXPENSES
   Operation and maintenance                      16.7         12.2         12.6
   Depreciation                                    0.1          0.1          0.1
   Other taxes                                     0.4          0.2          0.3
--------------------------------------------------------------------------------
Total Operating Expenses                          17.2         12.5         13.0
--------------------------------------------------------------------------------
OPERATING INCOME                                 $71.5        $ 6.6        $ 9.2
--------------------------------------------------------------------------------


 POWER GENERATION, LNG AND OTHER OPERATING HIGHLIGHTS


                                            1999     1998    1997    1996    1995
---------------------------------------------------------------------------------
CAPITAL EXPENDITURES ($ in millions)        51.0      2.7     1.0     0.3     3.3
---------------------------------------------------------------------------------

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



ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is in Item 7 beginning on page 18.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index                                                                        Page
----------------------------------------------------------------------------------
Report of Independent Public Accountants ................................     40
Statements  of Consolidated Income ......................................     41
Consolidated Balance Sheets .............................................     42
Statements of Consolidated Cash Flows ...................................     44
Statements of Consolidated Common Stock Equity ..........................     45
Notes of Consolidated Financial Statements ..............................     46
Schedule V - Valuation and Qualifying Accounts ..........................     71
----------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Columbia Energy Group.:


We have audited the accompanying consolidated balance sheets of Columbia Energy Group (a Delaware corporation, the "Corporation") and subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated income, cash flows and common stock equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP


New York, New York
January 25, 2000

                        STATEMENTS OF CONSOLIDATED INCOME
                     Columbia Energy Group and Subsidiaries

Year Ended December 31, (in millions,
except per share amounts)                                         1999                    1998                   1997
------------------------------------------------------------------------------------------------------------------------
NET REVENUES
   Energy sales                                               $   2,085.5             $   1,725.5            $   2,215.7
   Less:  Products purchased                                      1,194.4                   766.1                1,117.2
------------------------------------------------------------------------------------------------------------------------

   Gross Margin                                                     891.1                   959.4                1,098.5
   Transportation                                                   706.3                   577.2                  532.4
   Production gas sales                                             120.2                   111.8                   98.4
   Other                                                            277.2                   213.5                  167.6
------------------------------------------------------------------------------------------------------------------------

Total Net Revenues                                                1,994.8                 1,861.9                1,896.9
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Operation and maintenance                                        937.5                   829.2                  934.0
   Settlement of gas supply charges                                 (31.7)                     --                     --
   Depreciation and depletion                                       229.0                   231.9                  219.9
   Other taxes                                                      211.6                   219.5                  221.5
------------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                          1,346.4                 1,280.6                1,375.4
------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                    648.4                   581.3                  521.5
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (DEDUCTIONS)
   Interest income and other, net (Note 15)                          29.2                    12.3                   39.4
   Interest expense and related charges (Note 16)                  (164.4)                 (144.5)                (157.4)
------------------------------------------------------------------------------------------------------------------------

Total Other Income (Deductions)                                    (135.2)                 (132.2)                (118.0)
------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                              513.2                   449.1                  403.5
Income Taxes (Note 8)                                               158.2                   148.8                  123.2
------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                   355.0                   300.3                  280.3
------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS - NET OF TAXES
   (Loss) from operations                                           (80.0)                  (31.1)                  (7.0)
   Estimated (loss) on disposal                                     (25.8)                     --                     --
------------------------------------------------------------------------------------------------------------------------

(Loss) from Discontinued Operations - net of taxes                 (105.8)                  (31.1)                  (7.0)
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                    $     249.2             $     269.2            $     273.3
------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
   Continuing operations                                      $      4.31             $      3.60            $      3.37
   (Loss) from discontinued operations                              (0.97)                  (0.37)                 (0.08)
   Estimated (loss) on disposal                                     (0.31)                     --                     --
------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                                      $      3.03             $      3.23            $      3.29
------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
   Continuing operations                                      $      4.29             $      3.58            $      3.35
   (Loss) from discontinued operations                              (0.97)                  (0.37)                 (0.08)
   Estimated (loss) on disposal                                     (0.31)                     --                     --
------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE                                    $      3.01             $      3.21            $      3.27
------------------------------------------------------------------------------------------------------------------------

DIVIDENDS PAID PER SHARE*                                     $     0.875             $      0.77            $      0.60
------------------------------------------------------------------------------------------------------------------------

AVERAGE COMMON SHARES OUTSTANDING (thousands)*                     82,210                  83,382                 83,100
DILUTED AVERAGE COMMON SHARES (thousands)*                         82,709                  83,748                 83,594
------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* All per share amounts, average common shares outstanding and diluted average common shares have been restated to reflect a three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998. See Note 3A of Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                     Columbia Energy Group and Subsidiaries

ASSETS as of December 31, (in millions)                            1999                 1998
----------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
   Gas utility and other plant, at original cost                $ 8,150.6            $ 7,673.9
   Accumulated depreciation                                      (3,708.8)            (3,588.7)
----------------------------------------------------------------------------------------------
   Net Gas Utility and Other Plant                                4,441.8              4,085.2
----------------------------------------------------------------------------------------------
   Gas and oil producing properties, full cost method
      United States cost center                                     823.5                714.1
      Canadian cost center                                           12.6                  5.0
   Accumulated depletion                                           (251.6)              (225.4)
----------------------------------------------------------------------------------------------
   Net Gas and Oil Producing Properties                             584.5                493.7
----------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                 5,026.3              4,578.9
----------------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
   Unconsolidated affiliates                                         67.6                 81.6
   Net assets of discontinued operations                             (9.7)               235.8
   Other                                                             61.6                 40.5
----------------------------------------------------------------------------------------------
Total Investments and Other Assets                                  119.5                357.9
----------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and temporary cash investments                               62.6                 22.9
   Accounts receivable
      Customer (less allowance for doubtful accounts
         of $15.8 and $13.9, respectively)                          465.4                344.5
      Other                                                          87.0                 55.2
   Gas inventory                                                    144.9                186.0
   Other inventories - at average cost                               71.1                 26.8
   Prepayments                                                       74.3                 65.6
   Regulatory assets                                                 52.7                 59.5
   Underrecovered gas costs                                          40.5                 24.5
   Deferred property taxes                                           79.8                 80.0
   Exchange gas receivable                                          275.4                197.5
   Other                                                             39.5                 62.8
----------------------------------------------------------------------------------------------
Total Current Assets                                              1,393.2              1,125.3
----------------------------------------------------------------------------------------------
REGULATORY ASSETS                                                   358.1                391.4
DEFERRED CHARGES                                                    198.8                 77.9
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $ 7,095.9            $ 6,531.4
----------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITALIZATION AND LIABILITIES as of
December 31, (in millions)                                       1999                 1998
--------------------------------------------------------------------------------------------
COMMON STOCK EQUITY
   Common stock, par value $.01 per share - issued
     83,786,942 and 83,511,878 shares, respectively            $    0.8             $  835.1
   Additional paid in capital                                   1,611.6                761.8
   Retained earnings                                              586.9                409.5
   Unearned employee compensation                                  (0.6)                (0.9)
   Accumulated Other Comprehensive Income:
     Foreign currency translation adjustment                        0.3                 (0.2)
   Treasury stock                                                (135.0)                  --
--------------------------------------------------------------------------------------------
Total Common Stock Equity                                       2,064.0              2,005.3
LONG-TERM DEBT (Note 11)                                        1,639.7              2,003.1
--------------------------------------------------------------------------------------------
Total Capitalization                                            3,703.7              4,008.4
--------------------------------------------------------------------------------------------
CURRENT LIABILITIES
   Short-term debt (Note 12)                                      465.5                144.8
   Current maturities of long-term debt                           311.3                  0.4
   Accounts and drafts payable                                    267.5                180.9
   Accrued taxes                                                  199.0                238.3
   Accrued interest                                                32.5                 17.3
   Estimated rate refunds                                          21.4                 59.2
   Supplier obligations                                              --                 72.4
   Overrecovered gas costs                                         14.6                 34.3
   Transportation and exchange gas payable                        297.5                139.2
   Other                                                          406.7                367.8
--------------------------------------------------------------------------------------------
Total Current Liabilities                                       2,016.0              1,254.6
--------------------------------------------------------------------------------------------
OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes - noncurrent                             674.1                655.0
   Investment tax credits                                          32.6                 34.1
   Postretirement benefits other than pensions                     96.4                103.7
   Regulatory liabilities                                          36.4                 44.0
   Deferred revenue                                               177.4                191.4
   Other                                                          359.3                240.2
--------------------------------------------------------------------------------------------
Total Other Liabilities and Deferred Credits                    1,376.2              1,268.4
--------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 14)                              --                   --
--------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                           $7,095.9             $6,531.4
--------------------------------------------------------------------------------------------

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                     Columbia Energy Group and Subsidiaries

Year Ended December 31, (in millions)                                1999          1998          1997
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                      $ 249.2       $ 269.2       $ 273.3
   Adjustments to reconcile net income to net
         cash from continuing operations:
      Loss from discontinued operations                               80.0          31.1           7.0
      Loss on disposal                                                25.8            --            --
      Depreciation and depletion                                     229.0         231.9         219.9
      Deferred income taxes                                           45.1          38.6          28.9
      Earnings from equity investment, net of distributions           23.0          (8.5)          2.4
      Other - net                                                     53.5         135.0          26.8
-----------------------------------------------------------------------------------------------------------
                                                                     705.6         697.3         558.3
   Changes in components of working capital:
      Accounts receivable, net of sale                              (191.7)         43.8          69.7
      Sale of accounts receivable                                     81.1            --            --
      Gas inventory                                                   41.1          40.8          11.0
      Prepayments                                                     (8.7)         (6.0)         (4.5)
      Accounts payable                                                98.2           7.4          (8.6)
      Accrued taxes                                                   72.0          50.9         (25.2)
      Accrued interest                                                15.2         (12.1)         (1.2)
      Estimated rate refunds                                         (37.8)         (9.2)        (45.6)
      Estimated supplier obligations                                 (40.6)         (1.5)        (41.2)
      Under/Overrecovered gas costs                                  (35.7)        (33.4)        147.9
      Exchange gas receivable/payable                                 80.4          60.1         (85.3)
      Other working capital                                           46.7           7.6          (0.8)
-----------------------------------------------------------------------------------------------------------
Net Cash From Continuing Operations                                  825.8         845.7         574.5
Net Cash From Discontinued Operations                                  5.8        (138.1)        (70.4)
-----------------------------------------------------------------------------------------------------------
Net Cash From Operating Activities                                   831.6         707.6         504.1
-----------------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
   Capital expenditures                                             (462.3)       (455.2)       (415.7)
   Acquisitions and other investments - net                         (368.2)        (12.5)       (108.5)
-----------------------------------------------------------------------------------------------------------
Net Investment Activities                                           (830.5)       (467.7)       (524.2)
-----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Retirement of long-term debt                                      (52.5)         (0.9)         (0.6)
   Dividends paid                                                    (71.8)        (63.9)        (49.9)
   Issuance of common stock                                           15.5          10.5          11.7
   Issuance (repayment) of short-term debt                           320.7        (182.4)         77.1
   Purchase of treasury stock                                       (135.0)           --            --
   Other financing activities                                        (38.3)         (8.8)        (39.3)
-----------------------------------------------------------------------------------------------------------
Net Financing Activities                                              38.6        (245.5)         (1.0)
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and temporary cash investments            39.7          (5.6)        (21.1)
Cash and temporary cash investments at beginning of year              22.9          28.5          49.6
-----------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR                 $  62.6       $  22.9       $  28.5
-----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                          $ 149.3       $ 147.0       $ 145.4
   Cash paid for income taxes (net of refunds)                     $  61.7       $  38.3       $  90.7
-----------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY
                     Columbia Energy Group and Subsidiaries


                                                           Common Stock*
                                             ---------------------------------------------
                                                   Shares                                     Additional
                                              Outstanding  **          Par       Treasury        Paid In         Retained
(in millions, except for share amounts)        (Thousands)           Value          Stock        Capital         Earnings
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                       55,264          $ 552.6      $     --        $  743.2          $ 259.3
Net income                                                                                                          273.3
Cash dividends:
   Common stock                                                                                                     (49.9)
Common stock issued:
   Long-term incentive plan                           232              2.3                          11.0
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                       55,496            554.9            --           754.2            482.7
Comprehensive income:
   Net income                                                                                                       269.2
   Foreign currency translation adjustment
Comprehensive income
Cash dividends:
   Common stock                                                                                                     (63.9)
Common stock issued:
   Long-term incentive plan                           231              2.3                           7.6
  Three-for-two stock split                        27,785            277.9                                         (278.5)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                       83,512            835.1                         761.8            409.5
Comprehensive income:
   Net income                                                                                                       249.2
   Foreign currency translation adjustment
Comprehensive income
Cash dividends:
   Common stock                                                                                                     (71.8)
Reduction in par from $10 to $.01 per share                         (834.3)                        834.3
Common stock issued:
   Long-term incentive plan                           275                                           15.5
Purchase of treasury stock                         (2,479)                        (135.0)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                       81,308          $   0.8      $ (135.0)       $1,611.6          $ 586.9
---------------------------------------------------------------------------------------------------------------------------------


                                                               Accumulated
                                              Unearned            Other
                                               Employee        Comprehensive
(in millions, except for share amounts)      Compensation          Income            Total
---------------------------------------------------------------------------------------------

Balance at December 31, 1996                    $ (1.5)             $  --          $ 1,553.6
Net income                                                                             273.3
Cash dividends:
   Common stock                                                                        (49.9)
Common stock issued:
   Long-term incentive plan                        0.4                                  13.7
---------------------------------------------------------------------------------------------
Balance at December 31, 1997                      (1.1)                --            1,790.7
Comprehensive income:
   Net income
   Foreign currency translation adjustment                           (0.2)
Comprehensive income                                                                   269.0
Cash dividends:
   Common stock                                                                        (63.9)
Common stock issued:
   Long-term incentive plan                        0.2                                  10.1
  Three-for-two stock split                                                             (0.6)
---------------------------------------------------------------------------------------------
Balance at December 31, 1998                      (0.9)              (0.2)           2,005.3
Comprehensive income:
   Net income
   Foreign currency translation adjustment                            0.5
Comprehensive income                                                                   249.7
Cash dividends:
   Common stock                                                                        (71.8)
Reduction in par from $10 to $.01 per share                                               --
Common stock issued:                                                                      --
   Long-term incentive plan                        0.3                                  15.8
Purchase of treasury stock                                                            (135.0)
---------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                    $ (0.6)             $ 0.3          $ 2,064.0
---------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 * Effective May 19, 1999, the authorized number of shares of common stock increased from 100 million to 200 million and the par value of common stock decreased from $10 to $.01 per share.

** The common shares outstanding at December 31, 1997 and 1996 do not reflect the three-for-two common stock split, in the form of a stock dividend, effective June 15, 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Columbia Energy Group (Columbia) and all subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

B. CASH AND CASH EQUIVALENTS. Columbia considers all highly liquid short-term investments to be cash equivalents.

C. DILUTED AVERAGE COMMON SHARES COMPUTATION. Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilutive effect of stock options.

The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation                                     1999             1998            1997
---------------------------------------------------------------------------------------------------------------------
Denominator (thousands)
   Basic average common shares outstanding                                  82,210            83,382          83,100
   Dilutive potential common shares - options                                  499               366             494
---------------------------------------------------------------------------------------------------------------------
DILUTED AVERAGE COMMON SHARES                                                82,709            83,748         83,594
---------------------------------------------------------------------------------------------------------------------

D. BASIS OF ACCOUNTING FOR RATE-REGULATED SUBSIDIARIES. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Columbia's transmission and gas distribution subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

In Columbia Gas of Ohio, Inc.'s (Columbia of Ohio) 1999 rate agreement (See Note
2), the Public Utilities Commission of Ohio (PUCO) authorized Columbia of Ohio to revise its depreciation accrual rates for the period January 1, 1999 through December 31, 2004. The revised depreciation rates are lower than those which would have been utilized if Columbia of Ohio were not subject to regulation. The amount of depreciation that would have been recorded for 1999 had Columbia of Ohio not been subject to rate regulation is $31.8 million, an $18.8 million increase over the $13 million reflected in rates. Accordingly, a regulatory asset has been established in the amount of $18.8 million at December 31, 1999.

Information for assets and liabilities subject to utility regulation and rate determination are as follows:



                                                                   TRANSMISSION                     DISTRIBUTION
                                                                   SUBSIDIARIES                     SUBSIDIARIES
                                                            ----------------------------------------------------------
At December 31, ($ in millions)                                1999            1998             1999             1998
----------------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------
 Environmental costs                                           95.5            136.7              5.0              6.2
 Postemployment and postretirement benefits costs              56.2             60.3            105.5            113.6
 Percent of income plan receivables                              --               --              8.0             15.3
 Retirement income plan costs                                  12.7             15.2             14.9             16.6
 Regulatory effects of accounting for income taxes               --               --             64.4             55.8
 Post in-service carrying charges                                --               --             16.0             16.9
 Underrecovered gas costs                                        --               --             40.5             24.5
 Depreciation                                                    --               --             18.8               --
 Other                                                          7.9              8.1              5.9              6.2
----------------------------------------------------------------------------------------------------------------------
TOTAL REGULATORY ASSETS                                       172.3            220.3            279.0            255.1
----------------------------------------------------------------------------------------------------------------------
LIABILITIES
 Rate refunds and reserves                                      5.3             49.1             16.1             10.1
 Overrecovered gas costs                                         --               --             14.6             34.3
 Regulatory effects of accounting for income taxes             15.2             17.3             21.0             21.9
 Other                                                         23.1             22.7              2.0              6.6
----------------------------------------------------------------------------------------------------------------------
TOTAL REGULATORY LIABILITIES                                   43.6             89.1             53.7             72.9
----------------------------------------------------------------------------------------------------------------------

Regulatory assets of approximately $359.7 million are not presently included in the rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through cost of service. The remaining recovery periods generally range from one to fifteen years. Regulatory assets of approximately $35.1 million require specific rate action. All regulatory assets are probable of recovery.

E. GAS UTILITY AND OTHER PLANT AND RELATED DEPRECIATION. Property, plant and equipment (principally utility plant) are stated at original cost. The cost of gas utility and other plant of the rate-regulated subsidiaries includes an allowance for funds used during construction (AFUDC). Property, plant and equipment of other subsidiaries includes interest during construction (IDC). The 1999 before-tax rates for AFUDC and IDC were 5.91% and 6.94%, respectively. The 1998 and 1997 before-tax rates for AFUDC were 7.43% and 7.09%, respectively, and for IDC were 6.96% and 7.05%, respectively.

Improvements and replacements of retirement units are capitalized at cost. When units of property are retired, the accumulated provision for depreciation is charged with the cost of the units and the cost of removal, net of salvage. Maintenance, repairs and minor replacements of property are charged to expense.

Columbia's subsidiaries provide for annual depreciation on a composite straight-line basis. The average annual depreciation rate for the transmission subsidiaries' property was 2.4% in 1999 and 2.4% in 1998 and 2.5% in 1997. The average annual depreciation rate for the distribution subsidiaries' property was 2.8% in 1999 and 3.1% in 1998 and 3.2% in 1997.

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

G. INTANGIBLE ASSETS. Intangible assets are recorded at original cost and are amortized on a straight line basis. Goodwill represents the excess of the purchase price over assets acquired and is being amortized over 40 years.

Customer lists are being amortized over periods of 10 to 20 years. Intangible assets are immaterial to the consolidated financial statements.

H. ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. Subsidiaries in Columbia's exploration and production, marketing and propane operations are exposed to market risk due primarily to fluctuations in commodity prices. In order to help minimize this risk, Columbia has adopted a policy that provides for the use of commodity derivative instruments to help ensure stable cash flow, favorable prices and margins. In accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts," a futures contract qualifies as a hedge if the commodity to be hedged is exposed to price risk and the futures contract reduces that exposure and is designated as a hedge. The hedging objectives include assurance of stable and known cash flows, fixing favorable prices and margins when they become available.

Columbia's exploration and production company and propane operations utilize futures and options as well as commodity price swaps and basis swaps. Futures help manage commodity price risk by fixing prices for future production volumes as well as protecting the value and margins of propane and petroleum products inventories. The options provide a price floor for future production volumes and the opportunity to benefit from any increases in prices. Swaps are negotiated and executed over-the-counter and are structured to provide the same risk protection as futures and options. Basis swaps are used to manage risk by fixing the basis or differential that exists between a delivery location index and the commodity futures prices.

Premiums paid for option agreements are included as current assets in the consolidated balance sheets until they are exercised or expire. Margin requirements for natural gas and propane and petroleum products futures are also recorded as current assets. Unrealized gains and losses on all futures contracts are deferred on the consolidated balance sheets as either current assets or other deferred credits. Realized gains and losses from the settlement of natural gas futures, options and swaps are included in revenues or products purchased as appropriate, concurrent with the associated physical transaction. Realized gains and losses from the settlement of propane and petroleum products futures contracts are included in products purchased. The cash flows from commodity hedging are included in operating activities in the consolidated statements of cash flows.

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

I. GAS INVENTORY. The distribution subsidiaries' gas inventory is carried at cost on a last-in, first-out (LIFO) basis. The excess of replacement cost of gas inventory at December 31, 1999, over the carrying value is approximately $37.9 million. Liquidation of LIFO layers related to gas delivered by the distribution subsidiaries does not affect income since the effect is passed through to customers as part of purchased gas adjustment tariffs.

J. INCOME TAXES AND INVESTMENT TAX CREDITS. Columbia and its subsidiaries record income taxes to recognize full interperiod tax allocations. Under the liability method of income tax accounting, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Previously recorded investment tax credits of the regulated subsidiaries were deferred and are being amortized over the life of the related properties to conform with regulatory policy.

K. ESTIMATED RATE REFUNDS. Certain rate-regulated subsidiaries collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management's current judgment of the ultimate outcome of the proceedings. No provisions are made when, in the opinion of management, the facts and circumstances preclude a reasonable estimate of the outcome.

L. DEFERRED GAS PURCHASE COSTS. Columbia's gas distribution subsidiaries defer differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable tariff provisions.

M. REVENUE RECOGNITION. Columbia's gas distribution subsidiaries bill customers on a monthly cycle billing basis. Revenues are recorded on the accrual basis and include an estimate for gas delivered but unbilled at the end of each accounting period.

N. ENVIRONMENTAL EXPENDITURES. Columbia accrues for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated, regardless of when expenditures are made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and, when possible, site-specific costs. The reserve is adjusted as further information is developed or circumstances change. Rate-regulated subsidiaries applying SFAS No. 71 establish a regulatory asset on the balance sheet to the extent that future recovery of environmental remediation costs is probable through the regulatory process.

O. ACCOUNTS RECEIVABLE SALES PROGRAM. Columbia enters into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of accounts receivable in the accompanying consolidated balance sheets and as operating cash flows in the accompanying consolidated statements of cash flows. The costs of this program, which are based upon the purchasers' level of investment and borrowing costs, will be charged to interest expense and related charges in the accompanying consolidated statements of income.

P. USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Q. STOCK OPTIONS AND AWARDS. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. This statement requires the value of the option at the date of grant be amortized over the vesting period of the option. Columbia continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25).

For stock appreciation rights, compensation expense is recognized on the aggregate difference between the market price of Columbia's stock and the option price. Restricted stock awards are recorded as deferred compensation in the consolidated balance sheets at the date of grant. Compensation expense related to restricted stock awards is recognized ratably over the vesting period. Compensation expense related to contingent stock awards is recognized over the vesting period. Columbia sets the grant price of the options at the market price of the stock on the grant date. In accordance with APB Opinion No. 25, expense related to stock options is measured by the difference between the grant price and Columbia's stock price on the measurement date (grant date). Since the difference between the grant price and Columbia's stock price on the measurement date is de minimis, no compensation expense is recognized. When stock options are exercised, common stock is credited for the par value of shares issued and additional paid in capital is credited with the consideration in excess of par.

2.       REGULATORY MATTERS

In 1993, the FERC directed Columbia Gulf to show cause as to why it had not sought FERC abandonment authorization to reduce capacity on its mainline facility. In an August 8, 1997 order, the FERC approved a settlement between Columbia Gulf and FERC's enforcement staff requiring Columbia Gulf to conduct a 30-day open season on additional firm mainline capacity up to its certificated design. Although certain of Columbia Gulf's customers challenged the terms of the settlement, Columbia Gulf concluded the open season on December 15, 1997 which resulted in requests for capacity that exceeded the capacity specified in Columbia Gulf's FERC certificate. In orders issued in December 1998 and 1999, the FERC has rejected challenges to the settlement and denied rehearing. In its order issued December 22, 1999, the FERC affirmed the validity of the 1997 open season but indicated that an additional open season in compliance with the settlement will be necessary. In early February 2000, several appeals of the FERC's orders in this proceeding were filed.

Columbia Gulf filed an application with the FERC on June 5, 1998, for authority to increase the maximum certificated capacity of its mainline facilities. The expansion project, referred to as Mainline '99, will increase Columbia Gulf's certificated capacity to nearly 2.2 Bcf/day, by replacing certain compressor units and increasing the horsepower capacity of other compressor stations. Various shippers contracted for the additional service through an open bidding process held in late 1997 and early 1998. On February 10, 1999, the FERC issued an order approving Columbia Gulf's June 1998 filing and construction commenced on March 3, 1999. On March 12, 1999, requests for rehearing of the FERC order were filed by three parties. On January 31, 2000, the FERC issued an order denying the requests for rehearing and validating the open season held in conjunction with Mainline '99. The FERC said it had previously addressed the validity of the open season in the show cause proceeding discussed above.

Columbia Transmission's rate case settlement, approved by the FERC in April 1997, provided for a hearing in the fall of 1998 to address environmental cost recovery that was excluded from the settlement. As a result of settlement discussions, the active parties reached an agreement on the overall components of an environmental settlement. The comprehensive agreement includes such major components as Columbia Transmission's total allowed recovery of environmental remediation program costs and the disposition of any proceeds received by Columbia Transmission from insurance carriers and others. Columbia Transmission filed the stipulation and agreement with the FERC on April 5, 1999 and on September 15, 1999, the FERC approved the settlement. No requests for rehearing were filed. The approval of the settlement did not have a material impact on Columbia's consolidated financial results.

The transmission and storage subsidiaries are in confidential and informal discussions with the staff of the FERC (Staff) concerning the scope of authorization for certain past transactions under the relevant filed tariffs. The transmission and storage subsidiaries have initiated these discussions with the FERC. These subsidiaries provided information concerning these transactions to the Staff pursuant to an informal non-public inquiry being conducted by the Staff. Because management does not yet know the position Staff will take, management is unable to reasonably estimate the amount that will have to be paid pursuant to reimbursement or the other remedies.

The distribution subsidiaries (Distribution) continue to pursue initiatives that give retail customers the opportunity to purchase natural gas directly from marketers and to use Distribution's facilities for transportation services. These opportunities are being pursued through regulatory initiatives in all of its jurisdictions, which resulted in transportation programs being initiated in all five of its service areas. Once fully implemented, these programs would reduce Distribution's merchant function and provide all customer classes with the opportunity to obtain gas supplies from alternative merchants. As these programs expand to all customers, regulations will have to be implemented to provide for the recovery of transition capacity costs and other transition costs incurred by a utility serving as the supplier of last resort if the marketing company cannot supply the gas. Transition capacity costs are created as customers enroll in these programs and purchase their gas from other suppliers, leaving Distribution with pipeline capacity it has contracted for but no longer needs. The state commissions in Distribution's five jurisdictions are at various stages in addressing these issues and other transition considerations. Distribution is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs and costs resulting from being the supplier of last resort will be mitigated or recovered.

On October 25, 1999, Columbia of Ohio and a group comprising diverse interested parties, also known as the Collaborative, filed with the Public Utilities Commission of Ohio (PUCO) a third amendment to its 1994 rate case. The filing, which was approved by the PUCO on December 2, 1999, extends Columbia of Ohio's CHOICE(SM) program through October 31, 2004, freezes base rates through October 31, 2004 and resolves the issue of transition capacity costs. Under the agreement, Columbia of Ohio would assume total financial risk for mitigation of transition capacity costs at no additional cost to customers. Among other items, Columbia of Ohio would have the opportunity to utilize non-traditional revenue sources as a means of offsetting the costs. The agreement also requires Columbia of Ohio to submit a proposal addressing issues related to the merchant function, obligation to serve, and provider of last resort by April 1, 2000.

3.       COMMON STOCK EQUITY

A. STOCK SPLIT EFFECTED IN THE FORM OF A STOCK DIVIDEND. On May 20, 1998, Columbia's Board of Directors (Board of Directors or Columbia's Board) approved a three-for-two common stock split, effected in the form of a 50% stock dividend (stock split), on June 15, 1998, payable to shareholders of record as of June 1, 1998. In connection with the stock split, 27.8 million shares were issued on June 15, 1998, and $277.9 million was transferred to common stock from retained earnings. The value of fractional shares resulting from the stock split was determined at the closing price on June 1, 1998, and $0.6 million was paid in cash to the shareholders for fractional-share interests. All references in the financial statements and notes to the number of common shares outstanding and per-share amounts, except where otherwise noted, reflect the retroactive effect of the stock split.

B. TREASURY STOCK. In February 1999, Columbia's Board authorized the purchase of up to $100 million of its common stock, through February 29, 2000, in the open market or otherwise. In July 1999, Columbia's Board authorized the purchase of an additional $400 million of common stock through July 14, 2000. In October 1999, this program was suspended pending consideration of strategic alternatives (see Note
5). There can be no assurance as to when the share repurchase program will recommence or if it will resume. If the program were to resume, the timing and terms of additional purchases, and the number of shares actually purchased, will be determined by management based on several factors including market conditions. Purchased shares are held in treasury at cost and are available for general corporate purposes or resale at a future date, or may be retired. As of December 31, 1999, Columbia had purchased 2,478,500 common shares at a cost of $135 million.

C. COMMON STOCK - AMENDMENTS. At Columbia's Annual Meeting of Shareholders held on May 19, 1999, the shareholders voted to approve an amendment of Columbia's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 100 million to 200 million and decrease the par value of common stock from $10 to $.01 per share. This change resulted in a transfer during the second quarter of 1999 of $834.3 million from Common Stock to Additional Paid In Capital.

4.       DISCONTINUED OPERATIONS

As a result of a strategic assessment commenced in early 1999, on August 30, 1999, Columbia Energy Services announced that it decided to sell its Wholesale and Trading operations. On December 30, 1999, Columbia Energy Services completed the sale of these operations to a wholly-owned subsidiary of Enron Corp. (Enron). The proceeds from the sale were $38.3 million, which is subject to post closing adjustments in the first quarter of 2000.

In November 1999, after analysis from such ongoing strategic assessment, it was determined that Columbia Energy Services should focus on its Mass Markets business and exit the Major Accounts business that provides energy services and products to industrial and large commercial customers.

In accordance with generally accepted accounting principles, the Columbia Energy Services Wholesale and Trading operations and Major Accounts business are reported as discontinued operations, and therefore the financial statements for prior periods have been reclassified accordingly. The revenues from discontinued operations were $5,371.6 million, $4,684.9 million and $2,217.6 million for the years ended 1999, 1998 and 1997, respectively. The loss from discontinued operations - net of taxes were $105.8 million, $31.1 million and $7 million for the years ended 1999, 1998 and 1997, respectively. The estimated loss on disposal of discontinued operations is $25.8 million, net of income tax benefits of $13.7 million. The net assets of the discontinued operations are as follows:

At December 31, ($ in millions)                                                              1999              1998
---------------------------------------------------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS
     Accounts receivable, net                                                               317.7              645.3
     Other assets                                                                            18.3              158.8
     Accounts payable                                                                      (317.0)            (566.7)
     Other liabilities                                                                      (28.7)              (1.6)
---------------------------------------------------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS                                                        (9.7)             235.8
---------------------------------------------------------------------------------------------------------------------

5.       MERGER AGREEMENT

On February 28, 2000, Columbia announced that it had entered into an Agreement and Plan of Merger, dated as of February 27, 2000 (Merger Agreement), between Columbia and NiSource, Inc., an Indiana corporation (NiSource). The Board of Directors of Columbia determined to enter into the Merger Agreement after a comprehensive evaluation of strategic alternatives that might generate value greater than that which Columbia's business plan could create.

The terms of the Merger Agreement provide that NiSource will organize a new company which shall serve as the holding company for both Columbia and NiSource after the completion of the transaction. Pursuant to the terms of the Merger Agreement, each of Columbia and NiSource will be merged into newly formed special purpose subsidiaries of the new holding company, and each will become a wholly owned subsidiary of the new holding company.

Subject to the terms and conditions of the Merger Agreement, upon completion of the transaction, Columbia's shareholders will receive, for each share of Columbia common stock, $70 in cash and a $2.60 face value SAILS(SM) (a unit consisting of a zero coupon debt security with a forward equity contract). Columbia's shareholders also have the option to elect to receive (in lieu of cash and SAILS(SM)) shares in the new holding company in a tax-free exchange, for up to 30% of the outstanding shares of Columbia common stock. Pursuant to the stock election option, each Columbia share will be exchanged for up to $74 in new holding company stock, subject to a collar such that, if the average closing price of NiSource shares during the 30 days prior to the closing of the transaction is greater than $16.50, Columbia shareholders will receive shares of the new holding company valued at $74 for each share of Columbia stock, and if the average closing price of NiSource shares during the 30 days prior to closing of the transaction is $16.50 or below, Columbia shareholders will receive 4.4848 shares of new holding company stock for each Columbia share. Upon completion of the transaction, NiSource shareholders will receive one share of holding company stock for each share of NiSource common stock that they own.

The Merger is conditioned upon, among other things, the approvals of the shareholders of both companies and various regulatory commissions. However, if the NiSource shareholder approval is not obtained, the transaction will automatically be restructured so that, instead of each of NiSource and Columbia becoming wholly-owned subsidiaries of the new holding company, Columbia will become a wholly owned subsidiary of NiSource, and Columbia shareholders will receive $70 in cash and a $3.02 face value SAILS(SM) unit of NiSource with no option for Columbia shareholders to elect new holding company stock.

6.       RISK MANAGEMENT ACTIVITIES

Subsidiaries in Columbia's exploration and production and energy marketing segments are exposed to market risk due primarily to fluctuations in commodity prices. In order to help minimize this risk, Columbia has adopted a policy that provides for commodity hedging activities to help ensure stable cash flow, favorable prices and margins. Financial instruments authorized for use by Columbia for hedging include futures, swaps and options.

Columbia's energy marketing subsidiary utilized financial instruments to help assure adequate margins for its Mass Markets business on the purchase and resale of natural gas and electric power. At December 31, 1999, there were 25 open contracts to purchase natural gas maturing from January 2000 to December 2008, representing a notional quantity amounting to 128 Bcf. Also at December 31, 1999, there were five future equivalent contracts to purchase electric power maturing from January 2000 to May 2000 representing a notional quantity amounting to 85 Gigawatts hours. Unrealized gains or losses deferred on the consolidated balance sheets, at December 31, 1999, with respect to these open contracts were immaterial. During the year ended December 31, 1999, the gains or losses realized on contracts settled were immaterial. Based on a 95% confidence interval and a one-day time horizon, the value-at-risk for Columbia's energy marketing operations was insignificant for both 1999 and 1998. At December 31, 1998, there were 27 open contracts to purchase natural gas maturing from January 1999 to December 2008 representing a notional quantity amounting to 115 Bcf. Unrealized gains or losses deferred on the consolidated balance sheets, at December 31, 1998, with respect to these contracts were immaterial. During the year ended December 31, 1998, the gains or losses realized on contracts settled were immaterial.

Columbia's exploration and production subsidiary hedged a portion of its gas production that was subject to price volatility. At December 31, 1999, there were 4,214 open contracts representing a notional quantity amounting to 6.6 Bcf of commodity contracts and 30.4 Bcf of basis contracts for natural gas production through February and October 2000, respectively at a combined average price of $3.61 per Mcf. A total of $6.1 million of unrealized gains have been deferred on the consolidated balance sheets, at December 31, 1999, with respect to these open contracts. During the year ended December 31, 1999, $0.5 million of losses were realized on contracts settled. At December 31, 1998, there were 6,896 open contracts representing a notional quantity amounting to 16.4 Bcf of commodity contracts and 44.1 Bcf of basis contracts for natural gas production through October 1999 at a combined average price of $2.79 per Mcf. A total of $9.1 million of unrealized gains were deferred on the consolidated balance sheets with respect to these open contracts. During the year ended December 31, 1998, $11 million of gains were realized on contracts settled.

Columbia's propane subsidiary hedges a portion of its inventory at the time of purchase against the risk of decreasing prices. At December 31, 1999, there were 930 open contracts through March 2000 representing a notional quantity amounting to 22.9 million gallons of petroleum products and 16.2 million gallons of propane at an average price of $0.68 and $0.43 per gallon, respectively. The unrealized gain deferred on the consolidated balance sheets, with respect to these open contracts, is immaterial at December 31, 1999. During the year ended December 31, 1999, $6.1 million of losses were realized on contracts settled. At December 31, 1998, there were 620 open contracts through March 1999 representing a notional quantity amounting to 26 million gallons of propane at an average price of $0.24 per gallon. A total of $0.4 million of unrealized losses were deferred on the consolidated balance sheets with respect to these open contracts. During the year ended December 31, 1998, $1 million of losses were realized on contracts settled.

7. NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter, however the statement cannot be applied retroactively. Columbia plans on adopting the statement on January 1, 2001. Columbia does not anticipate that the adoption of this statement will have a significant impact on the consolidated financial statements.

8.       INCOME TAXES

The components of income tax expense are as follows:

Year Ended December 31, ($ in millions)                                    1999                  1998                   1997
------------------------------------------------------------------------------------------------------------------------------
INCOME TAXES
Current
     Federal                                                               109.9                  108.4                   86.8
     State                                                                   3.2                    1.8                    7.5
------------------------------------------------------------------------------------------------------------------------------
Total Current                                                              113.1                  110.2                   94.3
------------------------------------------------------------------------------------------------------------------------------
Deferred
     Federal                                                                68.4                   53.3                   50.0
     State                                                                 (21.8)                 (13.2)                 (19.6)
------------------------------------------------------------------------------------------------------------------------------
Total Deferred                                                              46.6                   40.1                   30.4
------------------------------------------------------------------------------------------------------------------------------
Deferred Investment Credits                                                 (1.5)                  (1.5)                  (1.5)
------------------------------------------------------------------------------------------------------------------------------
Income Taxes Included in Continuing Operations                             158.2                  148.8                  123.2
------------------------------------------------------------------------------------------------------------------------------
Income Taxes Related to Discontinued Operations                            (57.0)                 (17.0)                  (4.3)
------------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME TAXES                                                         101.2                  131.8                  118.9
------------------------------------------------------------------------------------------------------------------------------

Total income taxes from continuing operations are different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference are as follows:

Year Ended December 31, ($ in millions)                            1999             1998                  1997
------------------------------------------------------------------------------------------------------------------------------
Book income before income taxes                              513.2             449.1                403.5
Tax expense at statutory Federal income tax rate             179.6    35.0%    157.2    35.0%       141.2     35.0%
Increases (reductions) in taxes resulting from:
  State income taxes, net of Federal income tax benefit      (12.1)   (2.4)     (7.4)   (1.6)        (7.9)    (2.0)
  Estimated non-deductible expenses                            1.3     0.3       1.6     0.4          0.7      0.2
  Effect of change in deferred taxes previously provided      (3.5)   (0.7)      1.5     0.3         (1.9)    (0.5)
  Other                                                       (7.1)   (1.4)     (4.1)   (1.0)        (8.9)    (2.2)
------------------------------------------------------------------------------------------------------------------------------
INCOME TAXES FROM CONTINUING OPERATIONS                      158.2    30.8%    148.8    33.1%       123.2     30.5%
------------------------------------------------------------------------------------------------------------------------------

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of Columbia's net deferred tax liability are as follows:

At December 31, ($ in millions)                                                            1999             1998
---------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities
   Property basis differences                                                             733.0             688.1
   Gas purchase costs                                                                      67.7              55.0
   Investment in Partnerships                                                               5.4              27.8
   Other                                                                                   28.1              33.1
---------------------------------------------------------------------------------------------------------------------
Gross Deferred Tax Liabilities                                                            834.2             804.0
---------------------------------------------------------------------------------------------------------------------
Deferred tax assets
   Estimated supplier obligations                                                          (2.7)            (28.2)
   Estimated rate refunds                                                                 (12.7)            (21.8)
   Inventory                                                                              (16.7)            (22.1)
   Unbilled utility revenue                                                               (20.1)            (20.9)
   Benefit plan accruals                                                                  (15.7)            (16.2)
   Environmental liabilities                                                              (14.2)            (10.5)
   Tax loss carryforwards                                                                 (43.7)            (43.9)
   Deferred revenue                                                                       (20.8)            (18.4)
   Other                                                                                  (46.7)            (43.3)
---------------------------------------------------------------------------------------------------------------------
Gross Deferred Tax Assets                                                                (193.3)           (225.3)
---------------------------------------------------------------------------------------------------------------------
Deferred Tax Asset Valuation Allowance                                                     11.4              31.3
---------------------------------------------------------------------------------------------------------------------
NET DEFERRED TAX LIABILITY*                                                               652.3             610.0
---------------------------------------------------------------------------------------------------------------------

* Includes net current deferred tax assets of $21.8 million and $45.3 million reflected in Current Assets for 1999 and 1998, respectively.

As reflected by the valuation allowance in the table above, Columbia had potential tax benefits of $11.4 million and $31.3 million at December 31, 1999 and 1998, respectively, which were not recognized in the statements of consolidated income when generated. These benefits result primarily from state income tax operating loss carryforwards which are available to reduce future tax liabilities. The net decrease of $19.9 million in the valuation allowance reflects management's belief that it is now likely that the majority of the state net operating loss carryforwards will be utilized before they expire. The expiration of the tax loss carryforward benefits, net of federal taxes, in 2000 is $1.4 million, in 2001 is $0.5 million, in 2002 is $0.2 million, in 2003 is $0.3 million, in 2004 is $0.3 million and beyond is $41.0 million.

9.       PENSION AND OTHER POSTRETIREMENT BENEFITS

Columbia has a noncontributory, qualified defined benefit pension plan covering essentially all employees. Benefits are based primarily on years of credited service and employees' highest three-year average annual compensation in the final five years of service. Effective January 1, 2000, Columbia adopted a cash balance feature to the pension plan that provides benefits based on a percentage, which may vary with age and years of service, of current eligible compensation and current interest credits. Columbia's funding policy complies with Federal law and tax regulations. In addition, Columbia has a nonqualified pension plan that provides benefits to some employees in excess of the qualified plan's Federal tax limits. Columbia also provides medical coverage and life insurance to retirees. Essentially all active employees are eligible for these benefits upon retirement after completing ten consecutive years of service after age 45. Normally, spouses and dependents of retirees are also eligible for medical benefits. Columbia is reflecting the information presented below as of September 30, rather than December 31. The effect of utilizing September 30, rather than December 31, is not significant.

On September 30, 1999, Columbia Transmission announced the introduction of a voluntary incentive retirement plan. Approximately 600 Columbia Transmission employees were eligible for the program, which provides a retirement incentive for active employees who are age fifty and above with at least five years of service as of March 1, 2000. During the acceptance period that began on January 1, 2000 and closed on January 31, 2000, 486 employees elected early retirement. The majority of the retirements are scheduled to occur in the first quarter of 2000, at which time the cost of the program will be recorded. In February 2000, the five distribution subsidiaries and Columbia Energy Group Service Corporation announced the introduction of a VIRP. Approximately 880 employees are eligible for the program, which provides a retirement incentive for certain active employees who are age fifty and above with at least five years of service as of June 1, 2000. The acceptance period will end on April 30, 2000. The majority of the retirements are scheduled to occur on June 1, 2000, at which time the cost of the program will be recorded. Retirement costs for these employees are funded through the pension plan and will not have a significant impact on Columbia's consolidated net income.

The following tables provide a reconciliation of the plans' funded status and amounts reflected in Columbia's consolidated balance sheets at December 31:


                                                                 PENSION BENEFITS                      OTHER BENEFITS
                                                            ------------------------               ------------------------
($ in millions)                                              1999               1998                1999              1998
---------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                     946.8               888.9               198.9             309.8
Service cost                                                 30.6                31.3                12.6              13.0
Interest cost                                                62.9                64.7                14.0              23.4
Plan participants' contributions                               --                  --                 2.4               2.8
Plan amendments                                               3.9                  --                 4.5              (2.2)
Actuarial (gain) loss                                       (59.8)               56.0               (12.2)              6.1
Settlements                                                    --                  --               (24.5)           (130.3)
Actual expense paid                                          (4.7)               (5.2)                 --                --
Benefits paid                                               (95.9)              (88.9)              (13.5)            (23.7)
---------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                           883.8               946.8               182.2             198.9
---------------------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year            1,091.5             1,164.6               117.0             242.9
Actual return on plan assets                                210.0                20.8                26.0              11.2
Columbia contributions                                         --                  --                15.5              32.4
Plan participants' contributions                               --                  --                 2.4               2.8
Settlements                                                    --                  --               (31.6)           (146.9)
Actual expense paid                                          (4.7)               (5.2)                 --              (1.7)
Benefits paid                                               (95.7)              (88.7)              (13.5)            (23.7)
---------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                  1,201.1             1,091.5               115.8             117.0
---------------------------------------------------------------------------------------------------------------------------

Funded status of plan at end of year                        317.3               144.7               (66.4)            (81.9)
Unrecognized actuarial net gain                            (403.4)             (237.8)              (54.1)            (41.5)
Unrecognized prior service cost                              45.2                45.1                 2.6              (2.2)
Unrecognized transition obligation                            3.5                 4.6                  --                --
Fourth quarter contributions                                   --                  --                 3.3               4.5
---------------------------------------------------------------------------------------------------------------------------
ACCRUED BENEFIT COST                                        (37.4)              (43.4)             (114.6)           (121.1)
---------------------------------------------------------------------------------------------------------------------------

                                                   PENSION BENEFITS                  OTHER BENEFITS
                                               -----------------------           ------------------------
                                                1999             1998             1999             1998
---------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  SEPTEMBER 30,
Discount rate assumption                       7.75%            6.75%            7.75%             6.75%
Compensation growth rate assumption            4.50%            4.40%            4.50%             4.40%
Medical cost trend assumption                    --               --             5.50%             5.50%
Assets earnings rate assumption                9.00%            9.00%            9.00%*            9.00%*
---------------------------------------------------------------------------------------------------------

* One of the several established medical trusts is subject to taxation which results in an after-tax asset earnings rate that is less than 9.00%

The following table provides the components of the plans expense for each of the three years:



                                                                   PENSION BENEFITS                      OTHER BENEFITS
                                                        -----------------------------------     ----------------------------------
($ in millions)                                           1999         1998         1997         1999         1998         1997
---------------------------------------------------------------------------------------------------------------------------------
NET PERIODIC COST
Service cost                                              30.6         31.3         28.7         12.6         13.0         11.2
Interest cost                                             62.9         64.7         67.6         14.0         23.5         23.1
Expected return on assets                                (94.1)       (99.7)       (88.2)        (9.4)       (18.3)       (13.1)
Amortization of transition obligation                      1.2          1.2          1.2           --           --           --
Recognized gain                                          (10.2)       (17.5)       (11.3)        (2.1)       (10.3)        (9.6)
Prior service cost amortization                            3.7          3.7          3.7         (0.4)          --           --
Settlement gain                                             --           --           --         (6.1)       (46.6)          --
---------------------------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFITS COST (BENEFIT)                      (5.9)        (16.3)        1.7          8.6        (38.7)        11.6
---------------------------------------------------------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                                       1% point         1% point
                                                                                       increase          decrease
---------------------------------------------------------------------------------------------------------------------
Effect on service and interest components of net periodic cost                          $    2.6        $    (2.4)

Effect on accumulated postretirement benefit obligation                                 $   15.0        $   (13.8)
---------------------------------------------------------------------------------------------------------------------

During 1999 and 1998, trusts established by Columbia purchased insurance policies that provide both medical and life insurance with respect to liabilities to a selected class of current retirees. As a result, pre-tax gains in the amount of $6.1 million and $46.6 million were recorded in 1999 and 1998, respectively. The 1999 gain is reflected in the consolidated financial statements as a $4 million reduction to benefits expense, and a $2.1 million liability of certain rate-regulated companies. The 1998 gain is reflected in the consolidated financial statements as a $25.4 million reduction to benefits expense, and a $21.2 million liability of certain rate-regulated companies.

10.      LONG-TERM INCENTIVE PLAN

Columbia has two Long-Term Incentive Plans. Columbia's 1996 Long-Term Incentive Plan (1996 LTIP) which is effective for ten years, beginning February 21, 1996, provides for the granting of nonqualified stock options and incentive stock options, contingent stock awards, stock appreciation rights and restricted stock awards to officers and key employees. The 1996 LTIP also provides for the granting of nonqualified stock options to outside directors. A total of 8,585,000 shares of Columbia's authorized common stock is available under the 1996 LTIP's provisions.

Columbia also provides an incentive compensation plan for outside directors under which they may receive benefits in lieu of a retirement plan and defer current compensation in the form of phantom stock units, which equates the amounts granted to the directors with the performance of Columbia's stock.

Columbia's 1985 Long-Term Incentive Plan (1985 LTIP), in effect from 1985 through 1995, provided for the granting of nonqualified stock options, stock appreciation rights and contingent stock awards as determined by the Compensation Committee of the Board of Directors. That committee also had the right to modify any outstanding award. A total of 1,500,000 shares of Columbia's authorized common stock was available under the 1985 LTIP's provisions.

Stock appreciation rights, which were granted in connection with certain nonqualified stock options, entitle the holders to receive stock, cash or a combination thereof equal to the excess market value over the grant price. Stock options and related stock appreciation rights granted under the 1985 LTIP generally have a maximum term of ten years and vest over two to four years.

Transactions for the three years ended December 31, 1999, are as follows:

                                                                Options
                                                  -----------------------------------
                                                   Without Stock          With Stock   Weighted Average
                                                    Appreciation        Appreciation     Exercise Price
                                                          Rights              Rights          Per Share
-------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                         405,675              75,930             $42.88
  Granted                                              1,133,350                  --             $63.40
  Exercised                                             (183,138)            (48,790)            $44.31
  Forfeited                                              (43,462)             (3,240)            $62.01
-------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                       1,312,425              23,900             $59.37
  Granted                                                853,300                  --             $76.22
  Exercised                                              (92,821)                 --             $53.47
  Forfeited                                               (9,000)                 --             $65.48
  Adjustment for three-for-two stock split             1,032,700              11,950             $44.32*
  Granted                                                 20,800                  --             $54.14
  Exercised                                             (114,579)            (26,190)            $36.76
  Forfeited                                              (22,950)                 --             $50.77
-------------------------------------------------------------------------------------------------------------
Outstanding  at December 31, 1998                      2,979,875               9,660             $44.79
  Granted                                              1,585,200                  --             $49.76
  Exercised                                             (268,280)             (4,860)            $41.81
  Forfeited                                             (121,795)                 --             $48.52
-------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1999                       4,175,000               4,800             $46.76
-------------------------------------------------------------------------------------------------------------
EXERCISABLE AT DECEMBER 31, 1999                       1,884,734               4,800             $42.71
-------------------------------------------------------------------------------------------------------------

* Reflects repricing of outstanding stock options for the effect of the three-for-two common stock split.

Regarding the stock options granted in 1999, 1998 and 1997, such options vest ratably over three years.

The following table summaries information on stock options outstanding and exercisable at December 31, 1999:

                                              Options Outstanding                           Options Exercisable
                                 ---------------------------------------------------------------------------------------
                                                   Weighted               Weighted                          Weighted
                                                    Average      Average Remaining                           Average
         Range of Exercise           Number  Exercise Price       Contractual Life          Number    Exercise Price
          Prices Per Share      Outstanding       Per Share               in Years     Exercisable         Per Share
------------------------------------------------------------------------------------------------------------------------
             $19.33-$20.70           36,000          $19.62                   5.43           36,000           $19.62
           $31.12-$42.4583        1,430,275          $40.89                   6.94        1,430,275           $40.89
          $47.3958-$59.938        2,713,525          $50.21                   8.74          423,259           $50.84
------------------------------------------------------------------------------------------------------------------------
            $19.33-$59.938        4,179,800          $46.76                   8.09        1,889,534           $42.71
------------------------------------------------------------------------------------------------------------------------

There were no contingent stock awards granted in 1999, 1998 or 1997. Restricted stock awards totaling 44,677 shares were granted to one key executive in 1996 of which 8,395 shares vested during 1999, 1998 and 1997, respectively.

During 1999, 1998, and 1997, $4.5 million, $2.4 million, and $3.2 million were expensed for the long-term incentive plans, respectively.

Had compensation cost been determined consistent with the provisions of the SFAS No. 123 fair value method (See Note 1), Columbia's net income and earnings per share would have been the pro forma amounts below:

Year Ended December 31 ($ in millions, except per share data)            1999             1998             1997
----------------------------------------------------------------------------------------------------------------------
Net Income
    As reported                                                          249.2            269.2            273.3
    Pro forma                                                            232.4            258.4            266.8
Earnings per share
    Basic    -  as reported                                               3.03             3.23             3.29
             -  pro forma                                                 2.83             3.10             3.21
    Diluted  -  as reported                                               3.01             3.21             3.27
             -  pro forma                                                 2.81             3.09             3.19
Weighted-average fair value of options granted during the year           17.53            17.79            24.85
----------------------------------------------------------------------------------------------------------------------


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of zero percentage and the following assumptions used for grants in 1999, 1998, and 1997:

                                                        1999                        1998                         1997
-----------------------------------------------------------------------------------------------------------------------
Expected Life                                          7 YRS.                      7 yrs.                       7 yrs.
Interest Rate                                     5.19%-6.27%                 4.90%-5.77%                  5.86%-6.89%
Volatility                                      18.18%-21.67%               14.97%-17.40%                18.41%-19.29%
-----------------------------------------------------------------------------------------------------------------------

11.      LONG-TERM DEBT

The long-term debt (exclusive of current maturities) of Columbia and its subsidiaries is as follows:

At December 31,  ($ in millions)                                                      1999                     1998
-----------------------------------------------------------------------------------------------------------------------
Columbia Energy Group Debentures
  6.39% Series  A  due   November 28, 2000                                              --                     311.0
  6.61% Series  B  due   November 28, 2002                                           281.5                     281.5
  6.80% Series  C  due   November 28, 2005                                           281.5                     281.5
  7.05% Series  D  due   November 28, 2007                                           281.5                     281.5
  7.32% Series  E  due   November 28, 2010                                           281.5                     281.5
  7.42% Series  F  due   November 28, 2015                                           281.5                     281.5
  7.62% Series  G  due   November 28, 2025                                           229.2                     281.5
-----------------------------------------------------------------------------------------------------------------------
Total Debentures                                                                   1,636.7                   2,000.0

Subsidiary Debt:
Capitalized lease obligations                                                          2.8                       3.1
Other                                                                                  0.2                        --
-----------------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                                               1,639.7                   2,003.1
-----------------------------------------------------------------------------------------------------------------------

During 1999, Columbia repurchased $52.45 million of its 7.62% Series G Debentures due November 28, 2025 at a price of approximately 99% of par value. The net impact of the early extinguishment of such debt was immaterial.

During 1998, Columbia entered into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. At December 31, 1999, Columbia has outstanding four interest rate swap agreements effective through November 28, 2002, on $200 million notional amounts of its 6.61% Series B Debentures due November 28, 2002. In addition, Columbia has outstanding an interest rate swap agreement effective through November 28, 2005, on a $100 million notional amount of its 6.80% Series C Debentures due November 28, 2005. Under the terms of the agreements, Columbia pays interest based on a floating rate index and receives interest based on a fixed rate. The effect of these agreements is to modify the interest rate characterization of a portion of Columbia's long-term debt from fixed to variable. The effect of these interest rate swaps on interest expense in 1999 and 1998 was immaterial.

The aggregate maturities of long-term debt and capitalized lease obligations during the next five years are as follows:

($ in millions)
---------------------------------------------------------------------------------------------------------------------
2000                                                                                                          311.3
2001                                                                                                            0.4
2002                                                                                                          281.7
2003                                                                                                            0.2
2004                                                                                                            0.3
---------------------------------------------------------------------------------------------------------------------

12.      SHORT-TERM DEBT AND CREDIT FACILITIES

Columbia has two unsecured bank revolving credit facilities available that total $1.35 billion (Credit Facilities). The Credit Facilities consist of a $900 million five-year revolving credit facility and a $450 million 364-day revolving credit facility with a one-year term loan option. The five-year facility provides for the issuance of up to $300 million of letters of credit. Interest rates on borrowings under the Credit Facilities are based upon the London Interbank Offered Rate, Certificate of Deposit rate or Citibank's publicly announced "base rate." Facility fees and borrowing margins are based on Columbia's public debt ratings. At Columbia's current rating, the facility fee charged on the $900 million credit facility is 0.09% and on the $450 million credit facility is 0.06%. The Credit Facilities contain certain covenants that must be met to borrow funds, including restrictions on the incurrence of liens and a maximum leverage ratio. Compensating balances are not required.

At December 31, 1999, Columbia had no borrowings outstanding under the Credit Facilities. The maximum indebtedness outstanding during the year occurred on May 11, 1999, in the amount of $32.6 million at an average interest rate of 5.69%. At December 31, 1998, Columbia had no borrowings outstanding under the Credit Facilities.

On October 28, 1999, Columbia issued a note payable outside of the Credit Facilities in the amount of $125 million at an interest rate of 6.70%. The note matured on January 28, 2000.

As of December 31, 1999, Columbia had $54.7 million of letters of credit outstanding under the Credit Facilities. Fees for letters of credit issued are calculated at rates that are based on Columbia's public debt rating plus a commission of 0.125% to the issuing bank. In addition, Columbia had approximately $4 million of letters of credit outstanding to guarantee certain transactions of an affiliate. Fees for the letter of credit issued were at a rate of 0.625%. At December 31, 1998, Columbia had $44.4 million of letters of credit outstanding under the Credit Facilities.

Columbia has an $850 million commercial paper program authorized and rated by the rating agencies. The commercial paper program is supported by the Credit Facilities. At December 31, 1999, Columbia had commercial paper outstanding of $340.5 million (net of discount) at a weighted-average interest rate of 6.34%. The maximum commercial paper indebtedness outstanding during the year occurred on October 25, 1999, in the amount $642.2 million at an average interest rate of 5.72%. At December 31, 1998, Columbia had commercial paper outstanding of $144.8 million (net of discount) at a weighted-average interest rate of 6.12%.

Columbia was the guarantor on certain contracts of its marketing affiliate that were sold to Enron effective December 30, 1999. These contracts had not been legally assigned to Enron as of the balance sheet date, therefore the guarantees are still outstanding. Enron has provided Columbia guarantees and indemnification should Columbia be required to perform under the guarantees. At December 31, 1999, Columbia had a $75 million letter of credit outstanding and has issued other guarantees and indemnities in the amount of $646.6 million. As of February 18, 2000, this amount has been reduced to $585.3 million.

At December 31, 1999, approximately $12.5 million of investments were pledged as collateral on outstanding letters of credit related to Columbia's wholly-owned insurance company.

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

As cash and temporary cash investments, current receivables, current payables, and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. Columbia utilizes standby letters of credit (See Note 12) and does not believe it is practicable to estimate their fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

LONG-TERM INVESTMENTS

Long-term investments include loans receivable ($7.7 million for 1999 and $3.3 million for 1998) whose estimated fair values are based on the present value of estimated future cash flows using an estimated rate for similar loans. Long-term investments also include pledged assets ($14.4 million for 1999 and $11.8 million for 1998), whose estimated fair value is based on the trading value provided by a financial institution. The financial instruments included in long-term investments are primarily reflected in Investments and Other Assets on the consolidated balance sheets. Long-term investments for which it is practicable to estimate fair value had carrying amounts of $22.1 million and $15.1 million, and estimated fair values of $21.7 million and $14.7 million at December 31, 1999 and 1998, respectively. There are no long-term investments for which it is not practicable to estimate fair value at December 31, 1999 and 1998.

LONG-TERM DEBT

The estimated fair value of Columbia's debentures, including current maturities and accrued interest, is based on estimates provided by brokers. Long-term debt of $1,960.1 million and $2,012.9 million at December 31, 1999 and 1998, have estimated fair values of $1,858.4 million and $2,088.1 million, respectively.

The fair value of Columbia's interest rate swaps agreements are based on the amounts estimated to terminate or settle the agreements. At December 31, 1999 and December 31, 1998, Columbia had interest rate swaps agreements with notional amounts of $300 million. Columbia would have paid $18 million to terminate the agreements at December 31, 1999. The amount that Columbia would have paid to terminate the agreements at December 31, 1998 was immaterial.

ACCOUNTS RECEIVABLE SALES PROGRAM

In October 1999, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade accounts receivable to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia. At the same time, CARC entered into an agreement, with a third party, Canadian Imperial Bank of Commerce (CIBC), to sell a percentage ownership interest in a defined pool of accounts receivable (Sales Program). Under this Sales Program, CARC can transfer an undivided interest in a designated pool of its accounts receivable on an ongoing basis up to a maximum of $125 million until April 30, 2000, at which time the maximum decreases to $100 million. The amount available at any measurement date varies based upon the level of eligible receivables. Under this agreement, approximately $81 million of receivables were sold as of December 31, 1999.

Under a separate agreement, in conjunction with the Sales Program, Columbia of Ohio acts as agent for CIBC, the ultimate purchaser of the receivables, by performing record keeping and cash collection functions for the accounts receivable sold by CARC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.

14.      OTHER COMMITMENTS AND CONTINGENCIES

A. BANKRUPTCY MATTERS. On November 28, 1995, Columbia and its wholly-owned subsidiary, Columbia Transmission emerged from Chapter 11 protection of the United States Bankruptcy Code under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). Both Columbia and Columbia Transmission had operated under Chapter 11 protection from July 31, 1991, until emergence. Certain residual unresolved bankruptcy-related matters are still within the jurisdiction of the Bankruptcy Court.

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


B. CAPITAL EXPENDITURES. Capital expenditures for 2000 are currently estimated at $874.7 million. Of this amount, $148.4 million is for transmission and storage operations, $135.6 million for distribution operations, $165.7 million for exploration and production operations, $43.3 million for energy marketing operations, $376.5 million for power generation, LNG and other operations and $5.2 million for corporate purposes.

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

Columbia Electric holds indirectly through various subsidiaries, both general and limited partnership interests in the following electric power generation projects:

Vineland Cogeneration Limited Partnership (the "Partnership") owns and operates a project-financed non-utility power generation facility in New Jersey. The assets of the Partnership, including plant facilities and contract rights, have been pledged as collateral to an indenture trustee for the benefit of certain bondholders.

Gregory Power Partners owns a 550-megawatt equivalent electric power generation plant that is currently under construction in Gregory, Texas. The assets and contract rights have been pledged as collateral for the construction loan.

Columbia Electric's investment in these partnerships, as of December 31, 1999, amounted to $13.2 million.

E. GUARANTEES AND INDEMNITIES. In connection with the purchase of National Propane Partners, L.P. (National Propane) interests, Columbia has provided an indemnity to reimburse the former Managing General Partner for income taxes that would be due if certain actions by Columbia result in the recognition of certain types of income or gain by the former Managing General Partner.

To secure certain partnership transactions, Columbia Electric has provided financial support through letters of credit, indemnification agreements, and guarantees. As of December 31, 1999, agreements for approximately $57 million have been executed.

F. INTERNAL REVENUE SERVICE (IRS) AUDIT. The field audit of Columbia's 1995 federal income tax return has been finalized and discussions on all unagreed issues have begun. The audit of tax years 1996 and 1997 began in February 1999. Management believes adequate reserves have been established for issues related to these returns.

G. OPERATING LEASES. Payments made in connection with operating leases are primarily charged to operation and maintenance expense as incurred. Such amounts were $61.5 million in 1999, $63.8 million in 1998 and $62.9 million in 1997.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are:

($ in millions)
---------------------------------------------------------------------------------------------------------------------
2000                                                                                                           34.7
2001                                                                                                           29.4
2002                                                                                                           27.2
2003                                                                                                           26.4
2004                                                                                                           24.1
After                                                                                                         162.7
---------------------------------------------------------------------------------------------------------------------

H. PURCHASE COMMITMENTS. Columbia has service agreements that provide for pipeline capacity, transportation and storage services. These agreements which have expiration dates ranging from 2000 to 2017, provide for Columbia to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 1999, were:

($ in millions)
---------------------------------------------------------------------------------------------------------------------
2000                                                                                                           58.0
2001                                                                                                           52.9
2002                                                                                                           47.8
2003                                                                                                           36.0
2004                                                                                                           32.7
After                                                                                                         185.2
---------------------------------------------------------------------------------------------------------------------

Costs incurred under these contracts are recovered under Columbia's regulatory cost recovery mechanisms.

I. ENVIRONMENTAL MATTERS. Columbia's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations, which are constantly changing, require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices that have subsequently become subject to environmental regulation.

Columbia's transmission subsidiaries have implemented programs to continually review compliance with existing environmental standards. In addition, the transmission subsidiaries have reviewed past operational activities and conducted remediation programs where necessary.

Columbia Transmission is currently conducting assessment, characterization and remediation activities at specific sites under a 1995 Environmental Protection Agency (EPA) Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 240 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations, and about 3,700 storage wells. As of December 31, 1999, field characterization has been performed at many of these sites, and site characterization reports and remediation plans which must be submitted to EPA for approval are in various stages of development and completion. Significant remediation has taken place only at mercury measurement stations and at a limited number of the 240 facilities.

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

During 1999, actual expenditures of $16.8 million were charged to the liability resulted in a remaining liability of $121.4 million. Columbia Transmission's environmental cash expenditures are expected to be approximately $17 million in 2000 and to remain at this level for the foreseeable future. These expenditures will be charged against the previously recorded liability. Consistent with Statement of Financial Accounting Standards No. 71, a regulatory asset has been recorded to the extent environmental expenditures are probable of recovery through rates. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts and existing laws and regulations and the long time period over which expenditures will be made.

In addition, predecessor companies of Columbia Transmission may have been involved in the operation of manufactured gas plants. When such plants were abandoned, material used and created in the process was sometimes buried at the site. As of the date of this report, Columbia Transmission is unable to determine if it will become liable for any characterization or remediation costs at such sites.

Distribution's primary environmental issues relate to 18 former manufactured gas plant sites. Investigations or remedial activities are currently underway at six sites and remedial construction has been completed at two sites. Additional site investigations may be required at some of the remaining sites. To the extent Distribution's site investigations have been conducted, remediation plans developed and any responsibility for remediation established, the appropriate estimated liabilities have been recorded. Regulatory assets have also been recorded for a majority of these costs as rate recovery has been authorized or is anticipated.

Columbia Propane's primary environmental issues relate to former manufactured gas plant sites acquired in the acquisition of National Propane for which accruals have been made. Investigations are currently underway at one site. One other known former manufactured gas plant site is inactive. It is possible that former manufactured gas plant sites exist at two other National Propane properties. Management does not believe that Columbia Propane's environmental expenditures will have a material adverse effect on Columbia's consolidated financial results.

The eventual total cost of full future environmental compliance for Columbia is difficult to estimate due to, among other things: (1) the possibility of as yet unknown contamination, (2) the possible effect of future legislation and new environmental agency rules, (3) the possibility of future litigation, (4) the possibility of future designations as a potential responsible party by the EPA and the difficulty of determining liability, if any, in proportion to other responsible parties, (5) possible insurance and rate recoveries, and (6) the effect of possible technological changes relating to future remediation. However, reserves have been established based on information currently available, which resulted in a total recorded net liability of approximately $124.7 million for Columbia at December 31, 1999. As new issues are identified, additional liabilities will be recorded.

It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects most environmental assessment and remediation costs to be recoverable through rates.

15.      INTEREST INCOME AND OTHER, NET

Year Ended December 3l, ($ in millions)                                        1999         1998            1997
-----------------------------------------------------------------------------------------------------------------
Interest income                                                              13.5            12.5            19.9
Miscellaneous                                                                15.7            (0.2)           19.5
-----------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME AND OTHER, NET                                         29.2            12.3            39.4
-----------------------------------------------------------------------------------------------------------------

16.      INTEREST EXPENSE AND RELATED CHARGES

Year Ended December 31, ($ in millions)                                     1999             1998           1997
----------------------------------------------------------------------------------------------------------------
Interest on debentures                                                      138.0           140.4           140.4
Interest on short-term debt                                                  18.4            10.8             8.0
Discount on prepayment transactions                                           2.3               -               -
Interest on rate refunds                                                      3.1             2.3             3.4
Interest on prior years' taxes                                                6.2            (6.3)            9.1
Allowance for borrowed funds used
  and interest during construction                                           (3.6)           (2.7)          (3.5)
-----------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE AND RELATED CHARGES                                  164.4              144.5        157.4
-----------------------------------------------------------------------------------------------------------------

17.      BUSINESS SEGMENT INFORMATION

Columbia is a registered holding company under the Public Utility Holding Company Act of 1935, as amended, and derives substantially all of its revenues and earnings from the operating results of its 19 direct subsidiaries. During 1999, in accordance with generally accepted accounting principles, Columbia revised the presentation of its business segments and accordingly, all prior periods have been restated. Columbia's operations are divided into five primary business segments. The transmission and storage segment offers transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The exploration and production segment explores for, develops, produces and markets gas and oil in the United States and in Canada. The energy marketing segment provides gas and electric power to smaller volume retail customers and sells propane and petroleum to wholesale and retail customers in 35 states and the District of Columbia. The power generation, LNG and other segment participates in natural gas fueled electric cogeneration projects, peaking and storage services as well as a telecommunications business.

The following tables provide information concerning Columbia's major business segments. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income is derived from revenues and expenses directly associated with each segment.

($ in millions)                                              1999                     1998                      1997
---------------------------------------------------------------------------------------------------------------------
REVENUES
    Transmission and Storage
      Unaffiliated                                           571.3                     546.1                  519.9
      Intersegment                                           265.1                     292.6                  318.7
---------------------------------------------------------------------------------------------------------------------
      TOTAL                                                  836.4                     838.7                  838.6
---------------------------------------------------------------------------------------------------------------------
    Distribution
      Unaffiliated                                         2,022.1                   1,858.8                2,293.9
      Intersegment                                             0.7                      10.7                    2.4
---------------------------------------------------------------------------------------------------------------------
      TOTAL                                                2,022.8                   1,869.5                2,296.3
---------------------------------------------------------------------------------------------------------------------
    Exploration and Production
      Unaffiliated                                           143.4                     125.4                  112.3
      Intersegment                                             1.4                       2.1                    1.0
---------------------------------------------------------------------------------------------------------------------
      TOTAL                                                  144.8                     127.5                  113.3
---------------------------------------------------------------------------------------------------------------------
    Energy Marketing
      Unaffiliated                                           396.0                      95.6                   78.7
      Intersegment                                             0.7                       0.6                    1.5
---------------------------------------------------------------------------------------------------------------------
      TOTAL                                                  396.7                      96.2                   80.2
---------------------------------------------------------------------------------------------------------------------
    Power Generation, LNG and Other
      Unaffiliated                                            89.0                      19.2                   22.0
      Intersegment                                            (0.3)                     (0.1)                   0.2
---------------------------------------------------------------------------------------------------------------------
      TOTAL                                                   88.7                      19.1                   22.2
---------------------------------------------------------------------------------------------------------------------
    Adjustments and eliminations
      Intersegment                                          (267.6)                   (305.9)                (323.8)
---------------------------------------------------------------------------------------------------------------------
    CONSOLIDATED                                           3,221.8                   2,645.1                3,026.8
---------------------------------------------------------------------------------------------------------------------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (continued

($ in millions)                                            1999                      1998                      1997
---------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
    Transmission and Storage                               350.1                      326.1                    258.3
    Distribution                                           254.6                      225.8                    224.2
    Exploration and Production                              44.2                       37.2                     30.9
    Energy Marketing                                       (54.5)                     (13.6)                     6.0
    Power Generation, LNG
      and Other                                             71.5                       6.6                       9.2
    Corporate                                              (17.5)                      (0.8)                    (7.1)
---------------------------------------------------------------------------------------------------------------------
    CONSOLIDATED                                           648.4                      581.3                    521.5
---------------------------------------------------------------------------------------------------------------------
DEPRECIATION & DEPLETION
    Transmission and Storage                               106.2                      101.8                    104.3
    Distribution                                            54.5                       82.2                     78.2
    Exploration and Production                              36.9                       36.5                     27.6
         Energy Marketing                                   26.6                        5.8                      3.6
    Power Generation, LNG
      and Other                                              0.1                       0.1                       0.1
    Corporate                                                4.2                        5.0                      5.5
    Adjustments and eliminations                             0.5                        0.5                      0.6
---------------------------------------------------------------------------------------------------------------------
    CONSOLIDATED                                           229.0                      231.9                    219.9
---------------------------------------------------------------------------------------------------------------------
ASSETS
    Transmission and Storage                             2,814.1                    2,837.6                  2,775.4
    Distribution                                         2,831.3                    2,665.1                  2,753.2
    Exploration and Production                             774.3                      590.9                    564.6
      Energy Marketing                                     576.0                      354.0                    175.9
    Power Generation, LNG
      and Other                                            240.9                     103.3                      85.6
    Corporate                                            4,848.8                    4,298.0                  4,221.4
    Adjustments and eliminations                        (4,989.5)                  (4,317.5)                (4,316.7)
---------------------------------------------------------------------------------------------------------------------
    CONSOLIDATED                                         7,095.9                    6,531.4                  6,259.4
---------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
    Transmission and Storage                               183.4                      210.0                    251.4
    Distribution                                           145.5                      151.9                    159.5
    Exploration and Production                             166.5                       75.7                    135.6
    Energy Marketing                                       315.5                       27.9                     10.4
    Power Generation, LNG
      and Other                                             51.0                       2.7                       1.0
    Corporate                                                5.4                       11.0                      5.3
---------------------------------------------------------------------------------------------------------------------
    CONSOLIDATED                                           867.3                      479.2                    563.2
---------------------------------------------------------------------------------------------------------------------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (continued

18.      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of Columbia's business operations due to nonrecurring items and seasonal weather patterns which affect earnings and related components of net revenues and operating income.

                                                           First            Second            Third          Fourth
($ in millions, except per share data)                    Quarter           Quarter          Quarter       Quarter
---------------------------------------------------------------------------------------------------------------------
1999
    Net Revenues                                            650.3            384.2            351.0          609.3
    Operating Income                                        283.7             71.0             39.9          253.8
    Income from Continuing Operations                       160.4             32.6              6.7          155.3
    (Loss) from Discontinued Operations - net               (10.0)            (6.5)           (29.4)         (59.9)
       of taxes
    Net Income (Loss)                                       150.4(a)          26.1(b)         (22.7)          95.4(c)

    Basic Earnings (Loss) Per Share
       Continuing Operations                                 1.93             0.40             0.08           1.91
       Discontinued Operations                              (0.12)           (0.08)           (0.36)         (0.74)
                                                         ---------          -------          -------        -------
       Basic Earnings (Loss) per Share                       1.81             0.32            (0.28)          1.17
                                                         =========          =======          =======        =======

    Diluted Earnings (Loss) Per Share
       Continuing Operations                                 1.92             0.40             0.08           1.89
       Discontinued Operations                              (0.12)           (0.08)           (0.36)         (0.73)
                                                         ---------          -------          -------        -------
       Diluted Earnings (Loss) Per Share                     1.80             0.32            (0.28)          1.16
                                                         =========          =======          =======        =======
---------------------------------------------------------------------------------------------------------------------
1998
     Net Revenues                                            613.2            375.6            337.7          535.4
     Operating Income                                        257.3             77.2             56.1          190.7
     Income from Continuing Operations                       150.4             27.8             13.8          108.3
     (Loss) from Discontinued Operations - net                (2.9)            (5.0)            (2.6)         (20.6)
       of taxes
     Net Income                                              147.5(d)          22.8             11.2           87.7

     Basic Earnings (Loss) Per Share
       Continuing Operations                                  1.80             0.33             0.16           1.30
       Discontinued Operations                               (0.03)           (0.06)           (0.03)         (0.25)
                                                          ---------          -------          -------        -------
       Basic Earnings Per Share                               1.77             0.27             0.13           1.05
                                                          =========          =======          =======        =======

     Diluted Earnings (Loss) Per Share
       Continuing Operations                                  1.80             0.33             0.16           1.29
       Discontinued Operations                               (0.03)           (0.06)           (0.03)         (0.24)
                                                          ---------          -------          -------        -------
       Diluted Earnings Per Share                             1.77             0.27             0.13           1.05
                                                          =========          =======          =======        =======
---------------------------------------------------------------------------------------------------------------------

(a) Includes $20.6 million gain from the producer contract settlement stemming from Columbia's bankruptcy proceedings concluded in 1995.

(b) Includes $6.9 million benefit from the reduction in tax expense for state net operating loss carryforwards.

(c) Includes $49 million gain recorded in connection with the termination of a cogeneration power purchase contract and $7.8 million gain on the sale of Columbia's interest in the Trailblazer pipeline system.

(d) Includes $15 million gain on settlement of postretirement benefit costs and a $10 million benefit from state tax planning initiatives.

19.      EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

During 1999, Columbia Resources' acquisition strategy involved six transactions totaling approximately $61 million, added reserves of 65 Bcfe and expanded the gathering infrastructure by more than 450 miles of pipeline. Also in 1999, Columbia Resources discovered reserves in West Virginia in the Trenton-Black river formation at depths exceeding 10,000 feet.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (continued

RESERVE QUANTITY INFORMATION                                 United States                            Canada
---------------------------------------------------------------------------------------------------------------------
                                                                   Oil & Other                           Oil & Other
                                                        Gas            Liquids                Gas            Liquids
Proved Reserves                                        (Bcf)        (000 Bbls)               (Bcf)        (000 Bbls)
---------------------------------------------------------------------------------------------------------------------
Reserves as of December 31, 1996                      644.5             774                       -             -
   Revisions of previous estimate                      69.5            (139)                      -             -
   Extensions, discoveries
    and other additions                                33.2              59                       -             -
   Production                                         (34.7)           (210)                      -             -
   Purchase of reserves-in-place(a)                    88.0           1,216                       -             -
---------------------------------------------------------------------------------------------------------------------
Reserves as of December 31, 1997                      800.5           1,700                       -             -
   Revisions of previous estimate                     (23.1)            178                       -             -
   Extensions, discoveries
    and other additions                                60.7              94                       -             -
   Production                                         (39.0)           (201)                   (0.1)          (13)
   Purchase of reserves-in-place                          -               -                     1.1            77
   Sale of reserves-in-place                           (9.6)              -                       -             -
---------------------------------------------------------------------------------------------------------------------
Reserves as of December 31, 1998                      789.5           1,771                     1.0            64
   Revisions of previous estimate                      34.4              99                       -             9
   Extensions, discoveries
    and other additions                               116.8              38                     0.3            40
   Production                                        (45.6)           (175)                   (0.2)          (10)
   Purchase of reserves-in-place                       58.2             539                       -             -
   Sale of reserves-in-place                           (2.8)              -                       -             -
---------------------------------------------------------------------------------------------------------------------
RESERVES AS OF DECEMBER 31, 1999                      950.5           2,272                     1.1           103
---------------------------------------------------------------------------------------------------------------------
Proved developed reserves as of
   December 31,
   1997                                               653.2           1,330                       -             -
   1998                                               586.2           1,436                     1.0            64
   1999                                               697.2           1,953                     1.1           103
---------------------------------------------------------------------------------------------------------------------

(a) Includes the purchase of Alamco.

CAPITALIZED COSTS                            United States                   Canada                       Total
---------------------------------------------------------------------------------------------------------------------
($ in millions)                        1999      1998     1997      1999     1998     1997    1999    1998    1997
---------------------------------------------------------------------------------------------------------------------
CAPITALIZED COSTS AT YEAR END
    Proved properties                  762.5    673.2    628.4       1.7      1.4        -    764.2   674.6    628.4
    Unproved properties (a)             61.0     40.8     31.8      10.9      3.7        -     71.9    44.5    31.8
---------------------------------------------------------------------------------------------------------------------
Total capitalized costs                823.5    714.0    660.2      12.6      5.1        -    836.1   719.1    660.2
Accumulated depletion                  (251.3) (225.2)  (196.0)     (0.3)    (0.2)       -   (251.6) (225.4)  (196.0)
---------------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS                  572.2    488.8    464.2      12.3      4.9        -    584.5   493.7    464.2
---------------------------------------------------------------------------------------------------------------------
COSTS CAPITALIZED DURING YEAR (b)
  Acquisition properties
    Proved                               1.2        -        -        -       0.7        -      1.2     0.7         -
    Unproved                             8.6      0.6      0.1       2.9      3.0        -     11.5     3.6      0.1
  Exploration                            6.7      2.3      1.0       1.3        -        -      8.0      2.3     1.0
  Development                            99.4    62.1    132.4       2.9      1.4        -    102.3    63.5    132.4
---------------------------------------------------------------------------------------------------------------------
COSTS CAPITALIZED                      115.9     65.0    133.5       7.1      5.1        -    123.0    70.1    133.5
---------------------------------------------------------------------------------------------------------------------

(a) Represents expenditures associated with properties on which evaluations have not been completed.

(b) Includes internal costs capitalized pursuant to the accounting policy described in Note 1(F) of Notes to Consolidated Financial Statements of $3.5 million in 1999, $3.3 million in 1998 and $1.4 million in 1997.

OTHER EXPLORATION AND PRODUCTION DATA                            United States                       Canada
---------------------------------------------------------------------------------------------------------------------

                                                           1999    1998   1997              1999      1998     1997
---------------------------------------------------------------------------------------------------------------------
Average sales price per Mcf of gas ($)(a)                   2.66    2.91   2.63               2.25     2.61      -
Average sales price per barrel
   of oil and other liquids ($)                            14.69   12.53  17.99              19.43    16.42      -
Production (lifting) cost per
   dollar of gross revenue ($)                              0.19    0.21   0.24               0.18     0.32      -
Depletion rate per dollar
   of gross revenue ($)                                     0.26    0.29   0.28               0.24     0.27      -
---------------------------------------------------------------------------------------------------------------------

(a)  Includes the effect of hedging activities.

HISTORICAL RESULTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------
                                    United States                        Canada                        Total
($ in millions)                 1999     1998   1997               1999    1998  1997          1999     1998   1997
---------------------------------------------------------------------------------------------------------------------
Gross revenues
    Unaffiliated                122.4    53.7   27.4               0.5     0.6     -           122.9    54.3    27.4
    Affiliated                    1.4    62.3   69.0                 -       -     -             1.4    62.3    69.0
Production costs                 23.7    24.2   23.3               0.1     0.2     -            23.8    24.4    23.3
Depletion                        32.8    33.5   26.6               0.1     0.2     -            32.9    33.7    26.6
Income tax expense               25.0    20.7   14.3               0.1     0.1     -            25.1    20.8    14.3
---------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS            42.3    37.6   32.2               0.2     0.1     -            42.5    37.7    32.2
---------------------------------------------------------------------------------------------------------------------


Results of operations for exploration and production activities exclude administrative and general costs, corporate overhead and interest expense. Income tax expense is expressed at statutory rates less Section 29 credits.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
---------------------------------------------------------------------------------------------------------------------
                                       United States                  Canada                       Total
($ in millions)                1999       1998        1997     1999     1998     1997    1999       1998      1997
----------------------------- ---------------------------------------------------------------------------------------
Future cash inflows           2,805.4    2,094.4    2,503.0      5.5      3.4       -    2,810.9   2,097.8   2,503.0
Future production costs       (739.8)     (585.5)    (719.9)    (2.1)    (1.5)      -     (741.9)   (587.0)   (719.9)
Future development costs      (258.3)     (200.4)    (182.7)    (0.1)    (0.1)      -     (258.4)   (200.5)   (182.7)
Future income tax expense      (697.5)    (487.8)    (557.5)    (0.9)    (0.7)      -     (698.4)   (488.5)   (557.5)
----------------------------- ---------------------------------------------------------------------------------------
Future net cash flows         1,109.8      820.7    1,042.9      2.4      1.1       -    1,112.2     821.8   1,042.9
Less: 10% discount              600.6      440.1      582.2      0.9      0.3       -      601.5     440.4     582.2
----------------------------- ---------------------------------------------------------------------------------------
STANDARDIZED MEASURE OF
  DISCOUNTED FUTURE
   NET CASH FLOW                509.2      380.6      460.7      1.5      0.8       -      510.7     381.4     460.7
----------------------------- ---------------------------------------------------------------------------------------

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

A reconciliation of the components resulting in changes in the standardized measure of discounted cash flows attributable to proved gas and oil reserves for the three years ending December 31, follows:

                                         United States                      Canada                           Total
--------------------------------------------------------------------------------------------------------------------------------
($ in millions)                      1999      1998      1997       1999      1998     1997       1999        1998      1997
--------------------------------------------------------------------------------------------------------------------------------
Beginning of year                    380.6      460.7       433.7      0.8     -         -          381.4      460.7      433.7
Gas and oil sales,
   net of production costs          (100.1)     (91.9)      (73.1)    (0.4)   (0.4)      -         (100.5)     (92.3)     (73.1)

Net changes in prices
   and production costs               74.7     (108.5)     (107.8)     0.6      -        -           75.3     (108.5)    (107.8)

Change in future
   development costs                 (35.8)     (10.0)      (16.9)        -     -        -          (35.8)     (10.0)     (16.9)

Extensions, discoveries
   and other additions,
   net of related costs              107.5       77.5        51.9      0.6     -         -          108.1       77.5       51.9

Revisions of previous
   estimates, net of
   related costs                      33.7      (18.0)       64.0      0.1     -         -           33.8      (18.0)      64.0

Sales of reserves-in-place            (2.9)     (12.0)       (4.1)       -     -         -           (2.9)     (12.0)      (4.1)

Purchases of reserves-in-
place                                 54.6          -        67.0        -    1.7        -           54.6        1.7       67.0

Accretion of discount                 60.0       70.1        64.3      0.1     -         -           60.1       70.1       64.3

Net change in income taxes           (91.3)      21.1       (30.5)    (0.2) (0.5)        -          (91.5)      20.6      (30.5)

Timing of production
   and other changes                  28.2       (8.4)       12.2     (0.1)    -         -           28.1       (8.4)      12.2

---------------------------------------------------------------------------------------------------------------------------------
END OF YEAR                          509.2      380.6       460.7      1.5    0.8        -          510.7      381.4      460.7
---------------------------------------------------------------------------------------------------------------------------------

                                                                      Schedule V

                        VALUATION AND QUALIFYING ACCOUNTS
                     Columbia Energy Group and Subsidiaries
                             Year Ended December 31,
                                 ($ in millions)

                                                                  Additions - Charged to
                                                             ---------------------------------
                                                  Beginning                               Other                           Ending
Description                                       Balance            Income          Accounts (a)    Deductions (b)       Balance
----------------------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet
    from the assets to which they apply:

        Allowance for doubtful accounts

            1999                                     13.9              24.8              31.8              54.7              15.8

            1998                                     16.6              19.2              26.8              48.7              13.9

            1997                                     15.6              27.9              30.5              57.4              16.6
----------------------------------------------------------------------------------------------------------------------------------


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is contained in Columbia's Proxy Statement related to the 2000 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

Information regarding Columbia's current executive officers, is as follows:

OLIVER G. RICHARD III, 47, Chairman, President and Chief Executive Officer of Columbia (since April 28, 1995). Chairman of New Jersey Resources Corporation from 1992 to 1995; President and Chief Executive Officer from 1991 to 1995. President and Chief Executive Officer of Northern Natural Gas Company from 1989 to 1991. Senior Vice President and subsequently Executive Vice President of Enron Gas Pipeline Group from 1987 to 1989. Vice President and General Counsel of Tenngasco, a subsidiary of Tenneco Corporation, from 1985 to 1987. Federal Energy Regulatory Commission Commissioner from 1982 to 1985.

PETER M. SCHWOLSKY, 53, Senior Vice President and Chief Legal Officer of Columbia and Columbia Energy Group Service Corporation since August 1995. Senior Vice President from June 1995 to August 1995. Executive Vice President, Law and Corporate Development, for New Jersey Resources Corporation from 1991 to 1995. Of counsel and then Partner with Steptoe & Johnson from 1986 to 1991.

MICHAEL W. O'DONNELL, 55, Senior Vice President and Chief Financial Officer of Columbia and Columbia Energy Group Service Corporation since October 1993. Senior Vice President and Assistant Chief Financial Officer of Columbia and Columbia Energy Group Service Corporation from 1989 to 1993.

CATHERINE GOOD ABBOTT, 49, Chief Executive Officer and President of Columbia Gas Transmission Corporation and Chief Executive Officer of Columbia Gulf Transmission Company since January 1996. Principal with Gem Energy Consulting, Inc. from 1995 to January 1996. Vice President for various business units of Enron Corporation from 1985 to 1995.

PATRICIA A. HAMMICK, 53, Senior Vice President for Strategy and Communications for Columbia since May 1998. Vice President, Strategy Implementation from 1997 through May 1998. Vice President of the Natural Gas Supply Association from 1983 through 1996. Manager, Energy Liaison for the Gulf Oil Exploration and Production Company from 1979 to 1983.


ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is contained in Columbia's Proxy Statement related to the 2000 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained in Columbia's Proxy Statement related to the 2000 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in Columbia's Proxy Statement related to the 2000 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibits

Reference is made to pages 75 through 77 for the list of exhibits filed as part of this Annual Report on Form 10-K.

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

Reports on Form 8-K

                     Financial
           Item      Statements
         Reported     Included           Date of Event                Date Filed
             5          Yes*          October 21, 1999          October 21, 1999
             5           No           October 24, 1999          October 26, 1999

* Summary of Financial and Operational data for three and nine months ended September 30, 1999.


Undertaking made in Connection with 1933 Act Compliance on Form S-8

For purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, as amended (the Act), Columbia undertakes the following, which is incorporated by reference into the registration statements on Form S-8, Nos. 333-80797 (filed June 6, 1999), 333-03869 (filed May 16, 1996)
and 33-42776 (filed September 13, 1991).

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

                                                     COLUMBIA ENERGY GROUP
                                                     -----------------------
                                                        (Registrant)

Dated:  March 2, 2000
                                                     By:/s/Oliver G. Richard III
                                                     -----------------------
                                                        (Oliver G. Richard III)
                                                         Director (Principal
                                                         Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 2, 2000      /s/ Oliver G. Richard III
                   -------------------------
                       Oliver G. Richard III
                       Director (Principal
                       Executive Officer)


March 2, 2000      /s/ Richard F. Albosta
                   -------------------------
                       Richard F. Albosta
                       Director


March 2, 2000      /s/ Robert H. Beeby
                   -------------------------
                       Robert H. Beeby
                       Director


March 2, 2000      /s/ Wilson K. Cadman
                   -------------------------
                       Wilson K. Cadman
                       Director


March 2, 2000      /s/ Jeffrey W. Grossman
                   -------------------------
                       Jeffrey W. Grossman
                       Vice President & Controller
                       (Principal Accounting Officer)


March 2, 2000      /s/ James P. Heffernan
                   -------------------------
                       James P. Heffernan
                       Director



March 2, 2000      /s/ Karen L. Hendricks
                   -------------------------
                       Karen L. Hendricks
                       Director



March 2, 2000      /s/ Malcolm T. Hopkins
                   -------------------------
                       Malcolm T. Hopkins
                       Director



March 2, 2000      /s/ J. Bennett  Johnston
                   -------------------------
                       J. Bennett Johnston
                       Director


March 2, 2000      /s/ Malcolm Jozoff
                   -------------------------
                       Malcolm Jozoff
                       Director


March 2, 2000      /s/ William E. Lavery
                   -------------------------
                       William E. Lavery
                       Director


March 2, 2000      /s/ Gerald E. Mayo
                   -------------------------
                       Gerald E. Mayo
                       Director



March 2, 2000      /s/ Michael W. O'Donnell
                   -------------------------
                       Michael W. O'Donnell
                       Senior Vice President
                       (Chief Financial Officer)


March 2, 2000      /s/ Douglas E. Olesen
                   -------------------------
                       Douglas E. Olesen
                       Director

EXHIBIT INDEX

              Reference is made in the two right-hand columns below to those exhibits which have heretofore been filed with the U.S. Securities and Exchange Commission. Exhibits so referred to are incorporated herein by reference.

                                                                                                Reference
                                                                                           File No.   Exhibit

  2-A*      -    Agreement and Plan of Merger dated February 27, 2000 between
                  Columbia Energy Group and NiSource Inc.

  3-A       -    Restated Certificate of Incorporation of The Columbia                      1-1098     3-A
                  Gas System, Inc., as amended dated as of November 28, 1995.

  3-B       -    By-Laws of The Columbia Gas System, Inc., as amended dated                 1-1098     3-B
                  November 18, 1987.

  3-C       -    Certificate of Ownership and Merger, Merging Columbia                      1-1098     3-C
                 Energy Group, Inc. into The Columbia Gas System, Inc.

  3-D*      -    Amended and Restated By-Laws of Columbia Energy Group as of
                 February 22, 2000.

  4-A       -    Indenture between The Columbia Gas System, Inc.                            33-64555   4-S
                  and Marine Midland Bank, N.A. Trustee, dated as of
                  November 28, 1995.

  4-B       -    First Supplemental Indenture, between The Columbia Gas                     33-64555   4-T
                   System, Inc. and Marine Midland Bank, N.A. Trustee,
                   dated as of November 28, 1995.

  4-C       -    Second Supplemental Indenture, between The Columbia Gas                    33-64555   4-U
                  System, Inc., and Marine Midland Bank, N.A. Trustee,
                  dated as of November 28, 1995.

  4-D       -    Third Supplemental Indenture, between The Columbia Gas                     33-64555   4-V
                  System, Inc. and Marine Midland Bank, N.A. Trustee,
                  dated as of November 28, 1995.

  4-E       -    Fourth Supplemental Indenture, between The Columbia Gas                    33-64555   4-W
                  System, Inc. and Marine Midland Bank, N.A. Trustee,
                  dated as of November 28, 1995.

  4-F       -    Fifth Supplemental Indenture, between The Columbia Gas                     33-64555   4-X
                  System, Inc. and Marine Midland Bank, N.A. Trustee,
                  dated as of November 28, 1995.

 4-G       -    Sixth Supplemental Indenture, between The Columbia Gas                     33-64555   4-Y
                  System, Inc. and Marine Midland Bank, N.A. Trustee, dated
                  as of November 28, 1995.

  4-H       -    Seventh Supplemental Indenture, between The Columbia                       33-64555   4-Z
                  Gas System, Inc. and Marine Midland Bank, N.A., Trustee,
                  dated as of November 28, 1995.

  4-I       -    Instrument of Resignation, Appointment and Acceptance dated as             1-1098     4-I
                 of  March 1, 1999, between Columbia Energy Group and Marine
                 Midland Bank, as Resigning Trustee and The First National Bank
                 of Chicago, as Successor Trustee

  10-P(a)   -    Pension Restoration Plan of The Columbia Gas                               1-1098     10-P
                  System, Inc., amended October 9, 1991.

  10-Q(a)   -    Thrift Restoration Plan of The Columbia Gas                                1-1098     10-Q
                  System, Inc. dated January 1, 1989.

  10-T      -    Agreement and Bridge Agreement dated                                       1-1098     10-T
                  December 1, 1993, between Columbia Gas
                  Transmission Corporation and Consol
                  Pennsylvania Coal Company.

  10-AE     -    U.S. Environmental Protection Agency Administrative                        1-1098     10-AE
                  Order by Consent for Removal Actions for Columbia Gas
                  Transmission Corporation dated September 22,1994.

  10-AF     -    Amended and Restated Indenture of Mortgage and                             1-1098     10-AF
                  Deed of Trust by Columbia Gas Transmission
                  Corporation to Wilmington Trust Company,
                  dated as of November 28, 1995

(a) Executive Compensation arrangements filed pursuant to Item 14 of Form 10-K.

* Filed herewith.

                                                                                                  Reference
                                                                                          File No.     Exhibit
  10-BB(a)  -    Annual Incentive Compensation Plan of The Columbia Gas                   1-1098       10-BB
                  System, Inc., as amended, dated as of November 16, 1988.

  10-BC(a)  -    Employment Agreement between Oliver G. Richard III                       1-1098       10-BC
                  and The Columbia Gas System, Inc., dated March 15, 1995.

  10-BE(a)  -    Employment Agreement between Peter M. Schwolsky                          1-1098       10-BE
                  and The Columbia Gas System, Inc., dated May 30, 1995.

  10-BF(a)  -    Employment Agreement between Catherine Good Abbott and The               1-1098       10-BF
                  Columbia Gas System, Inc., dated January 17, 1996.

  10-BU     -    Share Sale and Purchase Agreement between The                            1-1098       10-BU
                  Columbia Gas System, Inc. and Anderson Exploration
                  Ltd. dated November 25, 1991.

  10-BV     -    Security Agreement dated as of January 15, 1992,                         1-1098       10-BV
                  between The Columbia Gas System, Inc. and
                  Anderson Exploration Ltd. and Montreal Trust
                  Company of Canada.

  10-BW     -    Kotaneelee Litigation Indemnity Agreement dated                          1-1098       10-BW
                  as of December 31, 1991, among The Columbia
                  Gas System, Inc. and Columbia Gas Development
                  of Canada Ltd. and Anderson Exploration Ltd.

  10-BX     -    Specified Litigation Indemnity Agreement made                            1-1098       10-BX
                  as of December 31, 1991, among The Columbia
                  Gas System, Inc. and Columbia Gas Development
                  of Canada Ltd. and Anderson Exploration Ltd.

  10-BY(a)  -    Columbia Gas Restoration Security Trust                                  1-1098       10-BY
                  Agreement dated June 1, 1991, with Dauphin
                  Deposit Bank and Trust Company.

  10-CA(a)  -    The Columbia Gas System, Inc. Retirement Plan                            1-1098       10-CA
                  for Outside Directors, as amended, August 21, 1991.

  10-CB     -    Credit Agreement, dated as of November 28, 1995,                         1-1098       10-CB
                 among The Columbia Gas System, Inc., certain banks party
                 thereto and Citibank, N.A.

  10-CC     -    First Amendment and Supplement to Credit                                 1-1098       10-CC
                 Agreement, dated December 6, 1995

  10-CD     -    Credit Agreement for $450,000,000, dated March 11, 1998,                 1-1098       10-CD
                 among Columbia Energy Group and certain banks party thereto and Citibank, N.A. as Administrative and Syndication Agent.

  10-CE     -    Credit Agreement for $900,000,000, dated March 11, 1998,                 1-1098       10-CE
                 among Columbia Energy Group and certain banks party thereto and Citibank, N.A. as Administrative and Syndication Agent.

  10-CF     -    Memorandum of Understanding among the Millennium Pipeline                1-1098       10-CF
                 Project partners (Columbia Transmission, West Coast Energy, MCN
                 Investment Corp. and TransCanada Pipelines Limited) dated
                 December 1, 1997.

  10-CG     -    Agreement of Limited Partnership of Millennium Pipeline                  1-1098       10-CG
                 Company, L.P. dated May 31, 1998.

  10-CH     -    Contribution Agreement Between Columbia Gas Transmission 1-1098          1-1098       10-CH
                 10-CH Corporation and Millennium Pipeline Company, L.P. dated
                 July 31, 1998

  10-CI     -    Regulations of Millennium Pipeline Management Company, L.L.C.            1-1098       10-CI
                 dated May 31, 1998

  10-CJ     -    Amended and Restated Agreement of Cove Point                             1-1098       10-CJ
                 LNG Limited Partnership between Columbia LNG and
                 PEPCO Energy Company, Inc. dated January 27, 1994.



(a) Executive Compensation arrangements filed pursuant to Item 14 of Form 10-K.


                                                                                                 Reference
                                                                                           File No.   Exhibit
  10-CK     -    Amended and Restated 364-Day Credit Agreement among Columbia             1-1098       10-CK
                 Energy Group and certain banks party thereto and Citibank, N.
                 A. as Administrative and Syndication Agent dated as of
                 March  10, 1999.

  10-CM     -    Plan of Reorganization for Columbia Gas Transmission                     1-1098       10-CM
                 Corporation 1-1098 10-CM as filed with the United States
                 Bankruptcy Court for the District of Delaware on January 18,
                 1994.

  10-CO* -       Amendment No. 1 to the $450,000,000 Amended and Restated
                 364-Day Credit Agreement, dated as of March 10,1999, among
                 Columbia Energy Group and certain banks party thereto and Citibank N.A. as administrative and syndication agent.

  10-CP* - Amendment No. 1 to the $900,000,000 Credit Agreement, dated as of March 11,1999, among Columbia Energy Group and certain banks party thereto and Citibank N.A. as administrative and syndication agent.

  12 *   -       Statements of Ratio of Earnings to Fixed Charges
                 and Preferred Stock Dividends.

  21 *   -       Subsidiaries of Columbia Energy Group

  23-A * - Written consent, dated January 24, 2000, to the filing and use of information contained in such letter report, in Reports and Registration Statements filed during 1999, of Ryder Scott
                 Company Petroleum Engineers, independent petroleum and natural gas consultants.

  23-B *   -     Written consent of Arthur Andersen LLP, independent public accountants, to the incorporation by reference of their report included in the 1999 Annual Report on Form 10-K of Columbia
                 Energy Group and their report included in Columbia Energy
                 Group's 1999 Annual Report to Shareholders in the registration
                 Statements on Form S-3 (File No. 33-64555 and Form S-8 (File
                 Nos. 333-80797, 333-03869 and 33-42776).

  23-C* Written consent, dated January 20, 2000, to the filing and use of information contained in such letter report, in Reports and Registration Statements filed during 1999, of Sproule
                 Associates Limited, independent petroleum and natural gas consultants.

  27 *     -     Financial Data Schedule for the period ended December 31, 1999.









  * Filed herewith.