Form 10-K/A
period 1999-12-31
COLUMBIA ENERGY GROUP
filed 2000-03-03
CIK 22099

       As filed with the United States Securities and Exchange Commission on March 3, 2000.

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-K

           [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended DECEMBER 31, 1999
                                             -----------------

                                       or

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

                              COLUMBIA ENERGY GROUP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                                                                       13-1594808
--------------------------------------------------------------                              ------------------------------------
(State or other Jurisdiction of incorporation or organization)                              (I.R.S. Employer Identification No.)

         13880 Dulles Corner Lane, Herndon, VA                                                              20171
--------------------------------------------------------------                              ------------------------------------
         (Address of Principal Executive Office)                                                          (Zip Code)

        Registrant's telephone number, including area code (703) 561-6000
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                                    Name of Each Exchange
Title of Each Class                                                                                  on Which Registered
-------------------                                                                                 ---------------------
Common Stock, $0.01 Par Value .....................................................................New York Stock Exchange

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

Columbia Energy Group's Annual Report on Form 10-K as filed on March 2, 2000, reflected a typographical error on page 17 in the first line of the third paragraph. Net cash from continuing operations for 1998 is $845.7 million, which is a $271.2 million increase over 1997. The Form 10-K as originally filed reflected net cash from operations for 1998 of $860.5 million and an increase of $286 million over the year earlier.

                                    CONTENTS


                                                                                                           Page
Part I                                                                                                     No.
                                                                                                           ----
         Item 1.  Business...................................................................                3

         Item 2.  Properties.................................................................                7

         Item 3.  Legal Proceedings..........................................................                9

         Item 4.  Submission of Matters to a Vote of Security Holders........................               11

Part II

         Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..               11

         Item 6.  Selected Financial Data....................................................               12

         Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................               14

         Item 8.  Financial Statements and Supplementary Data................................               39

         Item 9.  Change In and Disagreements with Accountants on Accounting and
                  Financial Disclosure.......................................................               71

Part III

         Item 10. Directors and Executive Officers of the Registrant.........................               71

         Item 11. Executive Compensation.....................................................               71

         Item 12. Security Ownership of Certain Beneficial Owners and Management.............               71

         Item 13. Certain Relationships and Related Transactions.............................               71

Part IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............               72

         Undertaking made in Connection with 1933 Act Compliance on Form S-8.................               72

         Signatures..........................................................................               73

         Exhibits............................................................................               74

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

Net cash from continuing operations for 1998 was $845.7 million, an increase of $271.2 million over 1997. The increase primarily reflected higher prepayments received for natural gas to be delivered over several years partially offset by a decrease in the overrecovery of gas costs by the distribution segment as well as the effect of warm weather in 1998. The decrease in the overrecovery position reflects higher gas prices in 1998 compared to the same period in 1997. The recovery of gas costs in the distribution segment's rates is provided for under the current regulatory process.

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



                                                  Columbia Energy Group
                                              -----------------------------
                                                      (Registrant)









Date: March 3, 2000                        By: /s/ Jeffrey W. Grossman
                                              -----------------------------
                                                   Jeffrey W. Grossman
                                              Vice President and Controller
                                              (Principal Accounting Officer
                                               and Duly Authorized Officer)