Form 10-Q
period 2000-03-31
COLUMBIA ENERGY GROUP
filed 2000-04-28
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
         [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended MARCH 31, 2000

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                          Commission file number 1-1098


                              COLUMBIA ENERGY GROUP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                   Delaware                        13-1594808
            -------------------------------------------------------
            (State or other jurisdiction of        (IRS Employer
            incorporation or organization)       Identification No.)


                13880 Dulles Corner Lane, Herndon, VA 20171-4600
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)



        Registrant's telephone number, including area code (703) 561-6000


            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

            Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 80,669,811 shares outstanding at March 31, 2000.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

            Statements of Consolidated Income                                3

            Consolidated Balance Sheets                                      4

            Statements of Consolidated Cash Flows                            6

            Statements of Consolidated Common Stock Equity                   7

            Statements of Consolidated Comprehensive Income                  7

            Notes                                                            8

Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   11

Item 3   Quantitative and Qualitative Disclosures About Market Risk         28


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                  28

Item 2   Changes in Securities and Use of Proceeds                          30

Item 3   Defaults Upon Senior Securities                                    30

Item 4   Submission of Matters to a Vote of Security Holders                30

Item 5   Other Information                                                  30

Item 6   Exhibits and Reports on Form 8-K                                   30

         Signature                                                          32

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                   Three Months
                                                                   Ended March 31,
                                                           -------------------------------
                                                               2000                1999
                                                           -----------         -----------
                                                         (millions, except per share amounts)
NET REVENUES
    Energy sales                                           $     900.0         $     980.5
    Less:  Products purchased                                    573.2               640.8
                                                           -----------         -----------

    Gross Margin                                                 326.8               339.7

    Transportation                                               251.8               217.6
    Production gas sales                                          46.4                25.4
    Other                                                         56.6                67.6
                                                           -----------         -----------

Total Net Revenues                                               681.6               650.3
                                                           -----------         -----------

OPERATING EXPENSES
    Operation and maintenance                                    256.1               237.5
    Settlement of gas supply charges                                --               (29.8)
    Depreciation and depletion                                    69.2                75.4
    Other taxes                                                   72.9                83.5
                                                           -----------         -----------

Total Operating Expenses                                         398.2               366.6
                                                           -----------         -----------

OPERATING INCOME                                                 283.4               283.7
                                                           -----------         -----------

OTHER INCOME (DEDUCTIONS)
    Interest income and other, net                                 1.4                 4.0
    Interest expense and related charges                         (45.7)              (37.5)
                                                           -----------         -----------

Total Other Income (Deductions)                                  (44.3)              (33.5)
                                                           -----------         -----------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                           239.1               250.2
Income Taxes                                                      89.4                89.8
                                                           -----------         -----------

INCOME FROM CONTINUING OPERATIONS                                149.7               160.4

(Loss) from Discontinued Operations - net of taxes                  --               (10.0)
                                                           -----------         -----------

NET INCOME                                                 $     149.7         $     150.4
                                                           ===========         ===========

BASIC EARNINGS PER SHARE
    Continuing operations                                  $      1.84         $      1.93
   (Loss) from discontinued operations                              --               (0.12)
                                                           ===========         ===========
    BASIC EARNINGS PER SHARE                               $      1.84         $      1.81
                                                           ===========         ===========

DILUTED EARNINGS PER SHARE
    Continuing operations                                  $      1.83         $      1.92
   (Loss) from discontinued operations                              --               (0.12)
                                                           ===========         ===========
    DILUTED EARNINGS PER SHARE                             $      1.83         $      1.80
                                                           ===========         ===========

DIVIDENDS PAID PER SHARE                                   $     0.225         $      0.20

BASIC AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS)             81,148              83,244
DILUTED AVERAGE COMMON SHARES (THOUSANDS)                       81,787              83,522


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                         As of
                                                              ---------------------------
                                                              March 31,       December 31,
                                                                2000             1999
                                                              --------         --------
                                                            (unaudited)
                                                                     (millions)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
    Gas utility and other plant, at original cost             $8,187.8         $8,150.6
    Accumulated depreciation                                  (3,759.2)        (3,708.8)
                                                              --------         --------
    Net Gas Utility and Other Plant                            4,428.6          4,441.8
                                                              --------         --------

    Gas and oil producing properties, full cost method
       United States cost center                                 834.1            823.5
       Canadian cost center                                       14.1             12.6
    Accumulated depletion                                       (260.3)          (251.6)
                                                              --------         --------
    Net Gas and Oil Producing Properties                         587.9            584.5
                                                              --------         --------
Net Property, Plant and Equipment                              5,016.5          5,026.3
                                                              --------         --------

INVESTMENTS AND OTHER ASSETS
    Unconsolidated affiliates                                     54.9             67.6
    Net assets of discontinued operations                         12.3             (9.7)
    Assets held for sale                                          57.2               --
    Other                                                         74.7             61.6
                                                              --------         --------
Total Investments and Other Assets                               199.1            119.5
                                                              --------         --------

CURRENT ASSETS
    Cash and temporary cash investments                           21.3             62.6
    Accounts receivable, net                                     458.1            552.4
    Gas inventory                                                 12.5            144.9
    Other inventories - at average cost                           36.3             71.1
    Prepayments                                                   63.0             74.3
    Regulatory assets                                             57.3             52.7
    Underrecovered gas costs                                      10.5             40.5
    Deferred property taxes                                       57.8             79.8
    Exchange gas receivable                                      327.3            275.4
    Other                                                         62.0             39.5
                                                              --------         --------
Total Current Assets                                           1,106.1          1,393.2
                                                              --------         --------

REGULATORY ASSETS                                                353.7            358.1
DEFERRED CHARGES                                                 181.4            198.8
                                                              --------         --------

TOTAL ASSETS                                                  $6,856.8         $7,095.9
                                                              ========         ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                 As of
                                                       ------------------------
                                                       March 31,      December 31,
                                                         2000            1999
                                                       --------        --------
                                                     (unaudited)
                                                              (millions)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
    Common stock equity                                $2,157.9        $2,064.0
    Long-term debt                                      1,639.6         1,639.7
                                                       --------        --------
Total Capitalization                                    3,797.5         3,703.7
                                                       --------        --------

CURRENT LIABILITIES
    Short-term debt                                       178.0           465.5
    Current maturities of long-term debt                  312.3           311.3
    Accounts and drafts payable                           186.6           267.5
    Accrued taxes                                         220.6           199.0
    Accrued interest                                       67.4            32.5
    Estimated rate refunds                                  8.5            21.4
    Overrecovered gas costs                                63.5            14.6
    Transportation and exchange gas payable               322.3           297.5
    Other                                                 353.7           433.2
                                                       --------        --------
Total Current Liabilities                               1,712.9         2,042.5
                                                       --------        --------

OTHER LIABILITIES AND DEFERRED CREDITS
    Deferred income taxes, noncurrent                     701.7           674.1
    Investment tax credits                                 32.3            32.6
    Postretirement benefits other than pensions           104.3            96.4
    Regulatory liabilities                                 35.6            36.4
    Deferred revenue                                      286.3           300.8
    Other                                                 186.2           209.4
                                                       --------        --------
Total Other Liabilities and Deferred Credits            1,346.4         1,349.7
                                                       --------        --------
TOTAL CAPITALIZATION AND LIABILITIES                   $6,856.8        $7,095.9
                                                       ========        ========

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                       Three Months
                                                                      Ended March 31,
                                                                   -----------------------
                                                                     2000            1999
                                                                   -------         -------
                                                                         (millions)
OPERATING ACTIVITIES
   Net income                                                      $ 149.7         $ 150.4
   Adjustments to reconcile net income to net
       cash from continuing operations:
      Loss from discontinued operations                                 --            10.0
      Depreciation and depletion                                      69.2            75.4
      Deferred income taxes                                           12.6             9.8
      Earnings from equity investment, net of distributions           (3.6)           (3.0)
      Other - net                                                    (37.3)           (21.1)
                                                                   -------         -------
                                                                     190.6           221.5
   Change in components of working capital:
      Accounts receivable, net of sale                                27.5          (291.4)
      Sale of accounts receivable                                     43.9              --
      Gas inventory                                                  132.4           154.8
      Other inventories - at average cost                             34.8             2.2
      Prepayments                                                     11.3            (0.7)
      Accounts payable                                               (69.9)          (45.7)
      Accrued taxes                                                   21.6            44.6
      Accrued interest                                                34.9            41.0
      Estimated rate refunds                                         (12.9)            4.5
      Under/Overrecovered gas costs                                   78.9           (14.7)
      Exchange gas receivable/payable                                (27.1)          347.8
      Other working capital                                          (34.5)          (33.0)
                                                                   -------         -------
Net Cash From Continuing Operations                                  431.5           430.9
Net Cash From Discontinued Operations                                (22.0)           27.1
                                                                   -------         -------
Net Cash From Operating Activities                                   409.5           458.0
                                                                   -------         -------
INVESTMENT ACTIVITIES
   Capital expenditures                                              (80.7)          (86.3)
   Acquisitions and other investments - net                          (39.7)           (7.9)
                                                                   -------         -------
Net Investment Activities                                           (120.4)          (94.2)
                                                                   -------         -------
FINANCING ACTIVITIES
   Dividends paid                                                    (18.3)          (16.6)
   Issuance of common stock                                            0.5             0.3
   Issuance (repayment) of short-term debt                          (287.5)         (144.8)
   Purchase of treasury stock                                        (38.2)          (42.0)
   Other financing activities                                         13.1           (28.0)
                                                                   -------         -------
Net Financing Activities                                            (330.4)         (231.1)
                                                                   -------         -------
Increase (decrease) in cash and temporary cash investments           (41.3)          132.7
Cash and temporary cash investments at beginning of year              62.6            22.9
                                                                   -------         -------
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31 *                  $  21.3         $ 155.6
                                                                   =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                          $   9.8         $   1.1
   Cash paid for income taxes (net of refunds)                     $  24.2         $  21.9

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

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                                              As of
                                                                   -------------------------------
                                                                    March 31,          December 31,
                                                                      2000                1999
                                                                    --------             --------
                                                                   (unaudited)
                                                                              (millions)
Common stock, $.01 par value, authorized
   200,000,000 shares, issued 83,794,611
   and 83,786,942 shares, respectively                              $    0.8             $    0.8

Additional paid in capital                                           1,612.1              1,611.6

Retained earnings                                                      718.3                586.9

Unearned employee compensation                                          (0.3)                (0.6)

Accumulated other comprehensive income                                   0.2                  0.3

Treasury stock, at cost (3,124,800 and 2,478,500 shares)              (173.2)              (135.0)
                                                                    --------             --------

TOTAL COMMON STOCK EQUITY                                           $2,157.9             $2,064.0
                                                                    ========             ========


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                             For the year to date
                                                                period ended
                                                         ---------------------------
                                                         March 31,        December 31,
                                                          2000               1999
                                                         ------             ------
                                                         (unaudited)
                                                                (millions)
COMPREHENSIVE INCOME
    Net income                                           $149.7             $249.2
    Other Comprehensive Income (Loss):
      Foreign currency translation adjustment              (0.1)               0.5
                                                         ------             ------
COMPREHENSIVE INCOME                                     $149.6             $249.7
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

         The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Columbia's 1999 Annual Report on Form 10-K (Form 10-K). Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation. As discussed in Note 5, the 1999 financial statements have been reclassified to report Columbia Energy Services Corporation (Columbia Energy Services) Wholesale and Trading operations and Major Accounts business as discontinued operations.

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

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The computation of diluted average common shares follows:

                                                                         Three Months
                                                                        Ended March 31,
         Diluted Average Common Shares Computation                     2000         1999
         ---------------------------------------------------------------------------------------
         Denominator (thousands)
            Basic average common shares outstanding                   81,148       83,244
            Dilutive potential common shares - options                   639          278
         ---------------------------------------------------------------------------------------
         DILUTED AVERAGE COMMON SHARES                                81,787       83,522
         ---------------------------------------------------------------------------------------

3.       Treasury Stock

         In March 2000, Columbia announced that it had restarted its open market share repurchase program, that was authorized by Columbia's Board of Directors (Columbia's Board). The program had been suspended since October 1999, when Columbia's Board authorized Columbia's management to explore strategic alternatives to enhance shareholder value. Under the recommenced program, Columbia may repurchase up to $300 million of its common shares. The repurchase program authorizes Columbia to make purchases in the open market or otherwise. The timing and terms of purchases, and the number of shares actually purchased, will be determined by management based on several factors including market conditions. Purchased shares are held in treasury at cost and are available for general corporate purposes or resale at a future date or may be retired. During the first quarter of 2000, Columbia purchased 646,300 common shares at a cost of $38.2 million under the recommenced program. As of March 31, 2000, Columbia had purchased 3,124,800 common shares at a cost of $173.2 million.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


4.       Business Segment Information

         Columbia manages its operations in five primary business segments: transmission and storage; distribution; exploration and production; energy marketing; and power generation, LNG and other operations. The following tables provide information concerning these major business segments. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income is derived from revenues and expenses directly associated with each segment.

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                     ---------------------------
         ($ in millions)                                                               2000               1999
         -------------------------------------------------------------------------------------------------------
         REVENUES
             Transmission and Storage
               Unaffiliated                                                            175.7               171.7
               Intersegment                                                             69.4                81.6
         -------------------------------------------------------------------------------------------------------
               TOTAL                                                                   245.1               253.3
         -------------------------------------------------------------------------------------------------------
             Distribution
               Unaffiliated                                                            757.9             1,018.1
               Intersegment                                                              0.6                  --
         -------------------------------------------------------------------------------------------------------
               TOTAL                                                                   758.5             1,018.1
         -------------------------------------------------------------------------------------------------------
             Exploration and Production
               Unaffiliated                                                             51.8                30.0
               Intersegment                                                              0.7                 0.5
         -------------------------------------------------------------------------------------------------------
               TOTAL                                                                    52.5                30.5
         -------------------------------------------------------------------------------------------------------
             Energy Marketing
               Unaffiliated                                                            278.6                76.8
               Intersegment                                                              0.1                 0.2
         -------------------------------------------------------------------------------------------------------
               TOTAL                                                                   278.7                77.0
         -------------------------------------------------------------------------------------------------------
             Power Generation, LNG and Other
               Unaffiliated                                                              3.6                 4.4
               Intersegment                                                               --                 0.1
         -------------------------------------------------------------------------------------------------------
               TOTAL                                                                     3.6                 4.5
         -------------------------------------------------------------------------------------------------------
             Adjustments and eliminations
               Intersegment                                                            (70.8)              (82.4)
         -------------------------------------------------------------------------------------------------------
             CONSOLIDATED                                                            1,267.6             1,301.0
         -------------------------------------------------------------------------------------------------------

         OPERATING INCOME (LOSS)
             Transmission and Storage                                                  123.9               144.2
             Distribution                                                              131.2               130.2
             Exploration and Production                                                 20.8                 5.6
             Energy Marketing                                                            9.7                (0.7)
             Power Generation, LNG and Other                                             0.2                (0.6)
             Corporate                                                                  (2.4)                5.0
         -------------------------------------------------------------------------------------------------------
             CONSOLIDATED                                                              283.4               283.7
         -------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


5.       Discontinued Operations

         As reported in Columbia's 1999 Form 10-K, Columbia Energy Services' Wholesale and Trading operations and Major Accounts business are reported as discontinued operations. A provision for the operating results of the discontinued operations for the three months ended March 31, 2000, was included in the estimated loss on the disposal of discontinued operations recorded in 1999. The revenues from discontinued operations were $1,463.1 million for the three months ended March 31, 1999. The loss from discontinued operations - net of taxes was $10 million for the three months ended March 31, 1999.
         The net assets of the discontinued operations are as follows:

         ($ in millions)                                               MARCH 31, 2000     December 31, 1999
         ------------------------------------------------------------------------------------------------------
         NET ASSETS OF DISCONTINUED OPERATIONS
              Accounts receivable, net                                       53.1               317.7
              Other assets                                                   13.9                18.3
              Accounts payable                                              (42.8)             (317.0)
              Other liabilities                                             (11.9)              (28.7)
         ------------------------------------------------------------------------------------------------------
         NET ASSETS OF DISCONTINUED OPERATIONS                               12.3                (9.7)
         ------------------------------------------------------------------------------------------------------

 6.      Voluntary Incentive Retirement Program

         On September 30, 1999, Columbia Gas Transmission Corporation (Columbia Transmission) announced the introduction of a voluntary incentive retirement program (VIRP). Approximately 600 Columbia Transmission employees were eligible for the program, which provides a retirement incentive for active employees who are age fifty and above with at least five years of service as of March 1, 2000. During the acceptance period that began on January 1, 2000, and closed on January 31, 2000, 486 employees elected early retirement. The majority of the retirements occurred in the first quarter of 2000. The VIRP did not result in a curtailment of the pension plan as defined in Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". Columbia Transmission recorded a net gain of $8.1 million in the first quarter of 2000 related to the VIRP.

         In February 2000, the five distribution subsidiaries and Columbia Energy Group Service Corporation announced the introduction of a VIRP. Approximately 880 employees are eligible for the program, which provides a retirement incentive for certain active employees who are age fifty and above with at least five years of service as of June 1, 2000. The acceptance period will end on April 30, 2000. The majority of the retirements are scheduled to occur on June 1, 2000, at which time the cost of the program will be recorded. Retirement costs for these employees are funded through the pension plan and will not have a significant impact on Columbia's consolidated annual net income.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                       OPERATING INCOME (LOSS) BY SEGMENT


                                                       Three Months
                                                      Ended March 31,
                                              ------------------------------
                                                2000                   1999
                                              -------                -------
                                                        (millions)
Transmission and Storage                      $ 123.9                $ 144.2

Distribution                                    131.2                  130.2

Exploration and Production                       20.8                    5.6

Energy Marketing                                  9.7                   (0.7)

Power Generation, LNG and Other                   0.2                   (0.6)

Corporate                                        (2.4)                   5.0
                                              -------                -------
   CONSOLIDATED                               $ 283.4                $ 283.7
                                              =======                =======


                  DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)

                                                          Three Months
                                                         Ended March 31,
                                                  ----------------------------
                                                    2000                  1999
                                                  ------                ------
Actual                                             2,566                 2,778

Normal                                             2,979                 2,947

% Colder (warmer) than normal                        (14)                   (6)

% Colder (warmer) than prior period                   (8)                   20

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS


Forward-Looking  Statements

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, proposed acquisitions and dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions and dispositions, growth opportunities for Columbia's regulated and nonregulated businesses, dealings with third parties over whom Columbia has no control, actual operating experience of acquired assets, Columbia's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions and counter-party credit risk, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

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

First Quarter Results

                        Income from Continuing Operations

Columbia reported consolidated income from continuing operations for the first quarter 2000 of $149.7 million, or $1.83 per share, a decrease of $10.7 million or nine cents per share from the first quarter of 1999. In 1999, a $20.6 million after-tax gain related to Columbia Gas Transmission Corporations (Columbia Transmission) producer settlement was recorded. Excluding this one-time item, income from continuing operations was up $9.9 million, or 16 cents per share over the same period last year despite eight percent warmer weather. All per share amounts are on a diluted basis.

The $9.9 million improvement primarily reflected sharply higher gas production and prices for the Exploration and Production segment. The Energy Marketing segment reported operating income of $9.7 million versus a loss of $700,000 in the same period last year due to a reduced operating loss for Columbia Energy Services Corporation's (Columbia Energy Services) Mass Marketing business and increased operating income from Columbia Propane Corporation (Columbia Propane) as a result of recent acquisitions. The transmission and storage segment benefited $5.3 million after-tax from recording the effect of Columbia Transmission's Voluntary Incentive Retirement Program.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


                                    Revenues

Total consolidated net revenue (operating revenues less associated products purchased costs) for the three months ended March 31, 2000, was $681.6 million, a $31.3 million increase over the same period last year. The increase was primarily attributable to higher gas prices along with a 33% increase in gas production. In addition, several propane and petroleum acquisitions in 1999 increased net revenues. Tempering this improvement were lower revenues from the sale of base gas volumes for the transmission and storage segment and reduced gas sales by the distribution segment due to warmer weather.

                                    Expenses

Operating expenses for the first quarter of 2000 were $398.2 million, an increase of $31.6 million over the same period last year due to the $29.8 million reduction in the first quarter of 1999 operating expenses for the producer settlement. This was partially offset by lower gross receipts and property taxes and the beneficial effect of Columbia Transmission's Voluntary Incentive Retirement Program. Also decreasing operating expense during the first quarter of 2000 was a reduction in depreciation expense, consistent with the terms of Columbia of Ohio's 1999 regulatory settlement. These reductions were tempered by higher operation and maintenance expense in the current period associated with Columbia Propane's 1999 acquisitions.

                            Other Income (Deductions)

Other Income (Deductions), which includes interest income and other, net and interest expense and related charges, reduced operating income by $44.3 million for the first three months of 2000 compared to a reduction of $33.5 million in the same period last year. In the first quarter of 1999, a $2.9 million gain was recorded as a result of the sale of Columbia Energy Resources Inc.'s (Columbia Resources) surface coal property. Interest expense for the first three months of 2000 was higher than the same period last year as a result of additional short-term borrowings, primarily due to a stock repurchase program and higher interest rates.

                                  Income Taxes

Income tax expense of $89.4 million in the first quarter of 2000 was essentially unchanged from the first quarter of 1999. Certain tax benefits realized last year offset the effect of lower pre-tax income from continuing operations in the current period.

                             Discontinued Operations

Discontinued operations, which reflect Columbia Energy Services' Wholesale and Trading and Major Accounts businesses, posted an after-tax loss of $10 million for the first quarter of 1999.

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

Net cash from continuing operations for the first quarter of 2000 was $431.5 million, essentially unchanged from the same period last year.

Columbia satisfies its liquidity requirements primarily through internally generated funds and from the sale of commercial paper, which is supported by two unsecured bank revolving credit facilities that total $1.35

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


billion (Credit Facilities). The Credit Facilities consist of a $450 million 364-day revolving credit facility, with a one-year term loan option, that expires in March 2001 and a $900 million five-year revolving credit facility that expires in March 2003 and provides for the issuance of up to $300 million of letters of credit.

Interest rates on borrowings under the Credit Facilities are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. In addition, the 364-day facility has a utilization fee if borrowings exceed a certain level. The interest rate margins and facility fee on the commitment amounts are based on Columbia's public debt ratings. Moody's Investors Service, Inc. (Moody's), Fitch Investors Service (Fitch) and Standard & Poor's Ratings Group (S&P) rating of Columbia's long-term debt is A3, A and BBB+, respectively. Columbia's long-term debt ratings are currently under review for a possible change by Moody's, Fitch and S&P. Under the Credit Facilities, higher debt ratings result in lower facility fees and interest rate margins on borrowings. Columbia's commercial paper ratings are P-2 by Moody's, F-1 by Fitch and A-2 by S&P.

As of March 31, 2000, Columbia had approximately $121.1 million of letters of credit issued, of which approximately $42.2 million were issued under the Credit Facilities, and $178 million of commercial paper was outstanding.

In 1998, Columbia entered into several fixed-to-floating interest rate swap agreements to modify the interest characteristics of $300 million of its outstanding long-term debt. As a result of these transactions, that portion of Columbia's long-term debt is now subject to fluctuations in interest rates. This allows Columbia to benefit from a lower interest rate environment. In order to maintain a balance between fixed and floating interest rates, Columbia is targeting average annual floating rate debt exposure for 10 to 20% of its outstanding long-term debt.

Columbia has an effective shelf registration statement on file with the Securities and Exchange Commission for the issuance of up to $1 billion in aggregate of debentures, common stock or preferred stock in one or more series. Currently, Columbia has $750 million available under the shelf registration.

Management believes that its sources of funding are sufficient to meet the short-term and long-term liquidity needs of Columbia.

Common Stock Repurchase Program

At the February 1999 meeting, Columbia's Board of Directors (Columbia's Board) authorized the purchase of up to $100 million of Columbia's common stock through February 29, 2000, in the open market or otherwise. In July 1999, Columbia's Board authorized the purchase of an additional $400 million of common stock through July 14, 2000. In October 1999, the repurchase program was suspended pending consideration of strategic alternatives. At that time, 2,478,500 common shares had been repurchased at a cost of approximately $135 million. In March 2000, Columbia resumed the repurchase program. During the first quarter of 2000, 646,300 common shares were repurchased at a cost of $38.2 million.

From February 1999 through March 31, 2000, a total of 3,124,800 common shares have been repurchased under this program at a cost of $173.2 million. Based on market conditions and other factors, management will determine the timing and terms of additional purchases and the number of shares to be purchased. Purchased shares will be held in treasury to be made available for general corporate purposes, resold at a future date or retired. Any purchases will be made from available funds.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)



Merger Agreement

As reported in Columbia's Form 10-K for 1999, on February 28, 2000, Columbia announced that it had entered into an Agreement and Plan of Merger, dated as of February 27, 2000, and subsequently amended and restated on March 31, 2000 (Merger Agreement), between Columbia and NiSource Inc., an Indiana corporation (NiSource). Columbia's Board determined to enter into the Merger Agreement after a comprehensive evaluation of strategic alternatives that might generate value greater than that which Columbia's business plan could create.

The terms of the Merger Agreement provide that NiSource will organize a new company which shall serve as the holding company for both Columbia and NiSource after the completion of the transaction. Pursuant to the terms of the Merger Agreement, each of Columbia and NiSource will be merged with newly formed special purpose subsidiaries of the new holding company, and each will become a wholly-owned subsidiary of the new holding company.

Subject to the terms and conditions of the Merger Agreement, upon completion of the transaction, Columbia's shareholders will receive, for each share of Columbia common stock, $70 in cash and a $2.60 face value SAILS(SM) (a unit consisting of a zero coupon debt security with a forward equity contract). Columbia's shareholders also have the option to elect to receive (in lieu of cash and SAILS(SM) shares in the new holding company in a tax-free exchange, for up to 30% of the outstanding shares of Columbia common stock. Pursuant to the stock election option, each Columbia share will be exchanged for up to $74 in new holding company stock, subject to a collar such that, if the average closing price of NiSource shares during the 30 days prior to the closing of the transaction is greater than $16.50, Columbia shareholders will receive shares of the new holding company valued at $74 for each share of Columbia stock, and if the average closing price of NiSource shares during the 30 days prior to closing of the transaction is $16.50 or below, Columbia shareholders will receive 4.4848 shares of new holding company stock for each Columbia share. Upon completion of the transaction, NiSource shareholders will receive one share of holding company stock for each share of NiSource common stock that they own.

The Merger Agreement is conditioned upon, among other things, the approval of Columbia's shareholders and various regulatory commissions. If the NiSource shareholder approval is not obtained, the transaction will automatically be restructured so that, instead of each of NiSource and Columbia becoming wholly-owned subsidiaries of the new holding company, Columbia will become a wholly-owned subsidiary of NiSource, and Columbia shareholders will receive, for each share of Columbia's common stock, $70 in cash and a $3.02 face value SAILS(SM) unit of NiSource with no option for Columbia shareholders to elect new holding company stock.

Strategic Assessment of Certain Assets

Columbia is in various stages of completing an evaluation of its various businesses to determine which operations are consistent with its strategic objectives. To the extent that continuing to be in certain businesses may not be appropriate, Columbia may sell, or otherwise exit, those businesses before the merger, as discussed above, is completed. Columbia is evaluating bids received for the sale of certain assets that were deemed non-essential for meeting its strategic objectives. The timing, or ultimate success, of completing such a sale cannot be determined at this time.

Presentation of Segment Information

Columbia revised its presentation of primary business segment information beginning with the reporting of third quarter 1999 results. The results for Columbia Propane were moved from the propane, power generation and liquefied natural gas (LNG) operations to energy marketing operations that include Columbia Energy Services' retail operations. This change is consistent with senior management's

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)



responsibility for these segments. Prior periods have been restated to reflect this change.

Market Risk Exposure

Subsidiaries in Columbia's Exploration and Production and Energy Marketing segments are exposed to market risk due primarily to fluctuations in commodity prices. In order to help minimize this risk, Columbia has adopted a policy that provides for commodity hedging activities to help ensure stable cash flow and favorable prices and margins. Financial instruments authorized for use by Columbia for hedging include futures, swaps and options. Due to the sale of Columbia's Wholesale and Trading business, Columbia's use of derivatives has been significantly reduced. However, Columbia Energy Services does utilize financial instruments to help assure adequate margins for its Mass Markets business on the purchase and resale of energy products. Columbia Energy Resources Corporation (Columbia Resources) also utilizes financial instruments to fix prices for a portion of its future production volumes, which are hedged in the marketplace through a third party. Columbia Propane utilizes financial instruments to help protect the value of its propane and petroleum inventories and commitments.

Derivative instruments continue to be controlled within predetermined limits as provided by Columbia's senior management. Columbia's policy prohibits any Columbia subsidiary from entering into derivative transactions that are not effectively connected with its business. Market risks are monitored by an independent risk control group operating separately from the area that creates or actively manages these risk exposures in order to monitor compliance with Columbia's stated risk management policies. Columbia measures the market risk in its energy marketing portfolios and employs multiple risk control mechanisms to mitigate market risk including value-at-risk measures using a variance/covariance methodology and volumetric limits. Value-at-risk simulates forward price curves in the energy markets to estimate the size and probability of future potential losses. At March 31, 2000, based on a 95% confidence interval and a one-day time horizon, the value-at-risk for Columbia's derivative positions was insignificant.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



            TRANSMISSION AND STORAGE OPERATIONS


                                                          Three Months
                                                          Ended March 31,
                                                   ------------------------------
                                                     2000                   1999
                                                   -------                -------
                                                            (millions)
OPERATING REVENUES
    Transportation revenues                        $ 185.6                $ 182.4
    Storage revenues                                  44.6                   50.3
    Other revenues                                    14.9                   20.6
                                                   -------                -------
Total Operating Revenues                             245.1                  253.3
                                                   -------                -------

OPERATING EXPENSES
    Operation and maintenance                         78.6                   96.9
    Settlement of gas supply charges                    --                  (29.8)
    Depreciation                                      27.3                   26.7
    Other taxes                                       15.3                   15.3
                                                   -------                -------
Total Operating Expenses                             121.2                  109.1
                                                   -------                -------

OPERATING INCOME                                   $ 123.9                $ 144.2
                                                   =======                =======


THROUGHPUT (Bcf)
Transportation
    Columbia Transmission
        Market area                                  378.1                  394.0
    Columbia Gulf
        Mainline                                     145.7                  147.4
        Short-haul                                    57.5                   50.6
        Intrasegment eliminations                   (140.4)                (138.7)
                                                   -------                -------
Total Throughput                                     440.9                  453.3
                                                   =======                =======

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Proposed Millennium Pipeline Project

The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to northeast and mid-Atlantic markets. The 442-mile pipeline will connect to TransCanada Pipe Lines Ltd. at a new Lake Erie export point and transport approximately 700,000 Mcf (thousand cubic feet) per day to eastern markets. To date, nine shippers have signed agreements for the available capacity. A filing with the Federal Energy Regulatory Commission
(FERC), requesting approval of the Millennium Project, was made on December 22, 1997. This filing initiated the extensive review process, which includes an opportunity for public review and comment. The Millennium Project sponsors proposed an in-service date of November 1, 2000. However, the final in-service date for the entire project has been delayed as a result of the timing of certificate approval by the FERC.

The sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd. and MCN Energy Group, Inc.

Proposed Volunteer Pipeline

On April 14, 1999, Columbia Gulf Transmission Company (Columbia Gulf), MCN Energy Group, Inc. and AGL Resources, Inc. announced the start of an open season. They were offering approximately 250,000 Mcf per day of capacity in a proposed 24-inch natural gas pipeline, extending approximately 160 miles from an interconnection near Portland, Tennessee to an interconnection near Chattanooga, Tennessee. The pipeline, Volunteer Pipeline (Volunteer), anticipates additional interconnections with several pipeline companies, including Columbia Gulf. Columbia Gulf will serve as operator of the new pipeline facilities.

Nearly a dozen companies requested more than 440,000 Mcf per day of capacity on Volunteer. Potentially expandable to approximately 500,000 Mcf per day, Volunteer expects to provide firm natural gas transportation from the mid-continent into the Atlanta, Georgia, and other southeastern markets.

Subsequent to the open season, AGL Resources, Inc. withdrew its participation in the project. Subject to an analysis of the final market commitments, Volunteer expects to file a certificate application with the FERC for approval of the project.

Sale of Facilities

During 2000, Columbia Transmission sold approximately 200 miles of gathering and transmission pipelines and related properties. Agreements are in place for an additional 770 miles of gathering and transmission pipelines to be sold to third parties. Excluding these sales, there are approximately 150 miles of gathering lines remaining to be sold or refunctionalized. The sale of these assets will not have a material impact on Columbia's consolidated financial results.

Storage Base Gas Sales

Columbia Transmission sold 4.8 billion cubic feet (Bcf) of base gas volumes in the first quarter of 2000 and 7 Bcf in the same period last year that resulted in pre-tax gains of $10.9 million and $14.4 million, respectively. Base gas represents storage volumes that are maintained to ensure that adequate pressure exists to deliver current inventory. However, as a result of ongoing improvements made in Columbia Transmission's storage operations, from time to time, certain storage volumes are determined to be unnecessary to maintain deliverability of current inventory. As a result of first quarter 2000 base gas sales, Columbia Transmission reached the cumulative $60 million pre-tax gain level above which it must share any future gains equally with its customers pursuant to the terms of a prior rate settlement.

Mainline '99

Columbia Gulf filed an application with the FERC on June 5, 1998, for authority to increase the maximum

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)


certificated capacity of its mainline facilities. The expansion project, referred to as Mainline '99, will increase Columbia Gulf's certificated capacity to nearly 2.2 Bcf per day, by replacing certain compressor units and increasing the horsepower capacity of other compressor stations. Various shippers contracted for the additional service through an open bidding process held in late 1997 and early 1998. On February 10, 1999, the FERC issued an order approving Columbia Gulf's June 1998 filing and construction commenced on March 3, 1999. On December 1, 1999, approximately 270,000 Dth/day of additional capacity was made available on Columbia Gulf's mainline. Additional capacity of approximately 45,000 Dth/day is expected to be made available on November 1, 2000. On March 29, 2000, two petitions for review of FERC's orders in the underlying certificate proceeding were filed by Baltimore Gas & Electric Company and by the Cities of Charlottesville and Richmond, Virginia in the United States Court of Appeals for the District of Columbia Circuit.

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

Columbia Transmission's Voluntary Incentive Retirement Program

In September 1999, Columbia Transmission announced the introduction of a voluntary incentive retirement program (VIRP). Approximately 600 Columbia Transmission employees were eligible for the program, which provides a retirement incentive for active employees who are age fifty and above with at least five years of service as of March 1, 2000. Of the 486 employees that elected early retirement, the majority of the retirements occurred in the first quarter of 2000. Retirement costs for these employees are funded through the pension plan.

Throughput

Columbia Transmission's throughput consists of transportation and storage services for local distribution companies and other customers within its market area, which covers fifteen northeastern, mid-Atlantic, mid-western, and southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana to Leach, Kentucky and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana.

Throughput for the Transmission and Storage segment totaled 440.9 Bcf for the first quarter of 2000, a decrease of 12.4 Bcf from the same period last year. Columbia Transmission's transportation decreased 15.9 Bcf from the first quarter of 1999, primarily reflecting this year's warmer weather. Mainline transportation for the first quarter of this year decreased 1.7 Bcf also due to the warmer weather. Short-haul transportation increased 6.9 Bcf in 2000, primarily reflecting increased market demand in the area south of Rayne, Louisiana.

Operating Revenues

Total operating revenues were $245.1 million for the first quarter of 2000, a decrease of $8.2 million from the same period last year. The decrease in revenues was primarily due to timing differences and lower revenues from the sales of base gas volumes partially offset by additional transportation service from recent expansion projects.

Operating Income

First quarter 2000 operating income of $123.9 million was a decrease of $20.3 million from the same period last year, due in large part to the gain on the producer settlement in the first quarter of 1999. Implementing Columbia Transmission's VIRP in the first quarter of 2000 resulted in a $8.1 million improvement to operation and maintenance expense.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                             DISTRIBUTION OPERATIONS


                                                                 Three Months
                                                                Ended March 31,
                                                         ------------------------------
                                                           2000                   1999
                                                         -------                -------
                                                                   (millions)
NET REVENUES
    Sales revenues                                       $ 627.8                $ 911.1
    Less: Cost of gas sold                                 425.2                  666.6
                                                         -------                -------
    Net Sales Revenues                                     202.6                  244.5
                                                         -------                -------

    Transportation revenues                                130.7                  107.0
    Less: Associated gas costs                              12.7                    9.9
                                                         -------                -------
    Net Transportation Revenues                            118.0                   97.1
                                                         -------                -------

Net Revenues                                               320.6                  341.6
                                                         -------                -------

OPERATING EXPENSES
    Operation and maintenance                              117.5                  112.4
    Depreciation                                            21.6                   36.0
    Other taxes                                             50.3                   63.0
                                                         -------                -------
Total Operating Expenses                                   189.4                  211.4
                                                         -------                -------

OPERATING INCOME                                         $ 131.2                $ 130.2
                                                         =======                =======

THROUGHPUT (Bcf)
    Sales
        Residential                                         57.5                   69.1
        Commercial                                          20.4                   22.9
        Industrial and other                                 1.4                    1.0
                                                         -------                -------
    Total Sales                                             79.3                   93.0
    Transportation                                         123.3                  107.9
                                                         -------                -------
Total Throughput                                           202.6                  200.9
Off-System Sales                                             7.1                  156.3
                                                         -------                -------
Total Sold and Transported                                 209.7                  357.2
                                                         =======                =======

SOURCES OF GAS FOR THROUGHPUT (Bcf)
    Sources of Gas Sold
        Spot market*                                        52.7                   56.7
        Producers                                            3.3                    2.4
        Storage withdrawals (injections)                    45.3                   61.9
        Other                                              (14.9)                 128.3
                                                         -------                -------
    Total Sources of Gas Sold                               86.4                  249.3
    Gas received for delivery to customers                 123.3                  107.9
                                                         -------                -------
Total Sources                                              209.7                  357.2
                                                         =======                =======


* Reflects volumes under purchase contracts of less than one year.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)


Market Conditions

Weather in Columbia's market area for its distribution subsidiaries (Distribution) for the first three months of 2000, was 14% warmer than normal and 8% warmer than the same period in 1999. As a result, Distribution's weather-sensitive deliveries were down 21 Bcf for the first three months of 2000 compared to the same period in 1999.

Regulatory Matters

In April 1999, Columbia Gas of Kentucky, Inc. (Columbia of Kentucky) filed an application with the Kentucky Public Service Commission (KPSC), seeking approval to initiate a residential and small commercial transportation program. In late January 2000, the KPSC approved Columbia of Kentucky's application to initiate a residential and small commercial transportation program on a pilot basis effective February 1, 2000, through January 31, 2005. Under the terms of the order, including modifications made by the KPSC, Columbia of Kentucky would have to assume the financial risk for mitigating transition capacity costs through the utilization of non-traditional revenue sources. Also, the order did not renew Columbia of Kentucky's gas cost incentive program, which had been temporarily continued by the KPSC until the conclusion of the customer transportation case. On February 18, 2000, Columbia of Kentucky filed for rehearing of the order. On March 6, 2000, the KPSC granted rehearing on certain key issues, including the discontinuation of the gas cost incentive program. In March 2000, Columbia of Kentucky filed its testimony on the rehearing issues and the KPSC established a procedural schedule. Columbia of Kentucky has not initiated the transportation program, pending an analysis of the rehearing results.

Throughput

In 2000, total volumes sold and transported of 209.7 Bcf for the first quarter decreased 147.5 Bcf from the first three months of 1999 primarily due to lower off-system sales and warmer weather. Tempering this decrease was additional throughput attributable to customer growth. Off-system sales volumes for the first quarter of 2000 were 7.1 Bcf compared to 156.3 Bcf in 1999. The high off-system sales in 1999 were due to additional opportunities available in March 1999 for these low margin sales.

Net Revenues

Net revenues for the three months ended March 31, 2000, were $320.6 million, down $21 million from the same period in 1999, primarily due to warmer weather and the effect of Columbia Gas of Ohio, Inc.'s (Columbia of Ohio) 1999 regulatory settlement.

Operating Income

Operating income for the first quarter of 2000 of $131.2 million, increased one million dollars from the same period in 1999, as the lower net revenues were more than offset by a $22 million decrease in operating expenses. The lower expenses reflected a decrease of $14.4 million in depreciation expense as a result of recording the terms of the 1999 Columbia of Ohio regulatory settlement together with lower other taxes of $12.7 million primarily due to a decrease in gross receipts and property taxes.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


               EXPLORATION AND PRODUCTION OPERATIONS


                                                             Three Months
                                                            Ended March 31,
                                                    -------------------------------
                                                      2000                   1999
                                                    --------               --------
                                                               (millions)
OPERATING REVENUES
    Gas revenues                                    $   47.5               $   25.9
    Other revenues                                       5.0                    4.6
                                                    --------               --------
Total Operating Revenues                                52.5                   30.5
                                                    --------               --------

OPERATING EXPENSES
    Operation and maintenance                           16.1                   12.9
    Depreciation and depletion                          12.4                    9.5
    Other taxes                                          3.2                    2.5
                                                    --------               --------
Total Operating Expenses                                31.7                   24.9
                                                    --------               --------

OPERATING INCOME                                    $   20.8               $    5.6
                                                    ========               ========


GAS PRODUCTION STATISTICS
Production (Bcf)
    U.S                                                 14.1                   10.6
    Canada                                                --                     --
                                                    --------               --------
      Total                                             14.1                   10.6
                                                    ========               ========

Average Price ($ per Mcf)
    U.S                                                 3.34                   2.44
    Canada                                              2.94                   2.64

OIL AND LIQUIDS PRODUCTION STATISTICS
Production (000 Bbls)
    U.S                                                   43                     36
    Canada                                                 3                      3
                                                    --------               --------
      Total                                               46                     39
                                                    ========               ========

Average Price ($ per Bbl)
    U.S                                                23.65                   9.79
    Canada                                             28.12                  12.49

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                EXPLORATION AND PRODUCTION OPERATIONS (CONTINUED)


Drilling Activity

Drilling activity continued throughout the winter due to unseasonably mild weather. Columbia Resources participated in 23 gross (18.2 net) wells during the first quarter of 2000 with a success rate of 70%, adding 3 net Bcfe of reserves. During the same period in 1999, Columbia Resources completed 32 gross (27.5 net) wells with a 75% success rate, adding reserves of 7.2 net Bcfe of reserves.

Volumes

Gas production of 14.1 Bcf in the first quarter of 2000 increased 3.5 Bcf over the same period in 1999 reflecting recent drilling successes, along with improvements to Columbia Resources' gathering facilities and reduced capacity constraints.

Operating Revenues

Operating revenues for the first quarter of 2000 were $52.5 million, compared to $30.5 million for the same quarter a year ago. A 37% increase in Columbia Resources' natural gas sales price along with the increase in gas production contributed to the improvement in operating revenues. Approximately 50% of Columbia Resources' first quarter 2000 natural gas production was hedged at an average price of $3.75 per Mcf, 24% above the Appalachian weighted average market price of $3.03 per Mcf.

Operating Income

Operating income for the first quarter 2000 of $20.8 million, increased $15.2 million over last year's first quarter, primarily due to higher operating revenues, as discussed above, partially offset by higher operation and maintenance costs attributable to recent acquisitions and increased depletion expense.

                               PART I - FINANCIAL
                                   INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                ENERGY MARKETING OPERATIONS


                                                           Three Months
                                                          Ended March 31,
                                                  -----------------------------
                                                   2000                  1999
                                                  -------               -------
                                                           (millions)
NET REVENUES
    Propane                                       $ 116.1               $  32.7
    Gas                                              65.6                  40.3
    Petroleum                                        85.1                    --
                                                  -------               -------
Total                                               266.8                  73.0
Less: Products purchased                            214.1                  52.7
                                                  -------               -------

Gross Margin                                         52.7                  20.3

Other revenues                                       11.9                   4.0
                                                  -------               -------

Net Revenues                                         64.6                  24.3
                                                  -------               -------

OPERATING EXPENSES
    Operation and maintenance                        44.9                  21.4
    Depreciation                                      6.9                   2.0
    Other taxes                                       3.1                   1.6
                                                  -------               -------
Total Operating Expenses                             54.9                  25.0
                                                  -------               -------

OPERATING INCOME (LOSS)                           $   9.7               $  (0.7)
                                                  =======               =======


SALES
    Propane (millions of gallons)                   109.4                  39.0
    Gas (billion cubic feet)                         13.6                  11.2
    Petroleum (millions of gallons)                  90.6                    --

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                     ENERGY MARKETING OPERATIONS (CONTINUED)


The Energy Marketing Operations include Columbia Energy Services which consists of its retail Mass Marketing business and a wholly-owned subsidiary that provides energy related services and products. In April 2000, an internet-based service that was owned by Columbia Energy Services was sold for approximately $3 million. The Energy Marketing segment also includes the operations of Columbia Propane, which in turn includes Columbia Petroleum Corporation, a petroleum business acquired in mid-1999.

Net Revenues

Net revenues for the first quarter of 2000 were $64.6 million, an increase of $40.3 million over the same period last year. This improvement reflects a significant increase in propane sales volumes as a result of Columbia Propane's acquisitions partially offset by a decrease in the propane profit margin reflecting a higher mix of wholesale volumes compared to last year. Net revenues for Columbia Energy Services doubled due to a significant increase in the number of Mass Marketing customers.

Operating Income (Loss)

Operating income was $9.7 million in the first quarter of 2000 compared to an operating loss of $700,000 in the same period last year. The increased net revenues and Columbia Energy Services' lower operating expenses, that included lower customer acquisition costs and costs associated with improving operating efficiencies, were largely offset by the higher operating costs associated with Columbia Propane's 1999 acquisitions.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                   POWER GENERATION, LNG AND OTHER OPERATIONS

                                                    Three Months
                                                   Ended March 31,
                                            -----------------------------
                                              2000                  1999
                                            -------               -------
                                                     (millions)
OPERATING REVENUES
    Power generation                        $   0.5               $   2.0
    LNG                                         2.0                   2.3
    Other                                       1.1                   0.2
                                            -------               -------
Total Operating Revenues                        3.6                   4.5
                                            -------               -------

OPERATING EXPENSES
    Operation and maintenance                   3.3                   4.9
    Other taxes                                 0.1                   0.2
                                            -------               -------
Total Operating Expenses                        3.4                   5.1
                                            -------               -------

OPERATING INCOME (LOSS)                     $   0.2               $  (0.6)
                                            =======               =======

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

             POWER GENERATION, LNG AND OTHER OPERATIONS (CONTINUED)



Telecommunications Network

In 1999, Columbia Transmission Communications Corporation (Transcom), a wholly-owned subsidiary of Columbia, began the construction of its telecommunications network along the Washington, D.C. to New York City corridor. Transcom will build and maintain a fiber optics network on rights-of-way of Columbia's pipeline companies. As reported in Columbia's 1999 Form 10-K, Transcom anticipated the completion of the 260-mile D.C. to New York fiber optics link in the first half of 2000. However, as a result of being notified of certain matters as discussed in Part II Legal Proceedings, Item 1-I.D, there may be a delay in this project.

Operating Revenues

Operating revenues for the first quarter of 2000 of $3.6 million decreased $900,000 from the same period last year, primarily reflecting lower revenues from cogeneration activities due to the termination of a power purchase contract with a customer in December 1999.

Operating Income (Loss)

The Power Generation, LNG and Other Operations reported operating income of $200,000 in the first quarter of 2000, compared to an operating loss of $600,000 in the same period last year. Lower operation and maintenance expense of $1.6 million, due in part to higher start-up costs for Columbia's telecommunications business last year, more than offset the decreased operating revenues.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

              There have not been any material changes regarding quantitative and qualitative disclosures about market risk from the information reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1999, other than the information reported on page 16 of the Management's Discussion and Analysis under "Market Risk Exposure."

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              No new reportable matters have arisen and there have been no material developments in any legal proceedings reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1999, except as follows:

    I.   Other

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

              In November 1993, the plaintiffs amended their Amended Statement of Claim to include allegations that the balance in the Carried Interest Account (an account for operating costs, which are recoverable, by working interest owners) which is in excess of the balance as of November 1988 should be reduced to zero. Columbia, on behalf of Columbia Canada, consented to the amendment in consideration of the plaintiffs' acknowledgment that approximately $63 million was properly charged to the account. However, Columbia and Columbia Canada continue to dispute the claim to the extent that the claim challenges expenditures incurred since November 1988, including expenditures made after Columbia Canada was sold to Anderson Exploration Ltd. (Anderson) effective December 31, 1991.

              A trial commenced in the third quarter of 1996 in the Court of Queen's Bench. Following multiple lengthy adjournments, plaintiffs concluded their case-in-chief in the fourth quarter of 1998. Plaintiffs are currently presenting their rebuttal witnesses and evidence. The trial is expected to conclude by the end of 2000. Management continues to believe that its defenses are meritorious, and that the risk of any material liability to Columbia is de minimis.

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

         B. Cathodic Protection. In September 1995, the management of Commonwealth Gas Services, Inc. (now Columbia Gas of Virginia, Inc.) (Columbia of Virginia) advised the Staff of the Virginia State Corporation Commission (VSCC) that there had been deficiencies in Columbia of Virginia's cathodically protected pipeline distribution system in its Northern Operating Area in Virginia. Following several months of informal investigation, on March 1, 1996, the Commission subpoenaed Columbia of Virginia to produce documents related to its cathodic protection program in the Northern Operating Area. Columbia of Virginia complied with the subpoena. On November 18, 1998, Columbia of Virginia reported to the VSCC that, with one small exception, it had completed all remedial work related to the cathodic protection deficiencies. On April 29, 1999, the Staff of the VSCC issued a Notice of Probable Violation, indicating it had discovered numerous "probable violations" of the VSCC's pipeline safety regulations. On May 26, 1999, Columbia of Virginia submitted a response to the Notice acknowledging that cathodic protection deficiencies had occurred, identifying the actions taken by Columbia of Virginia to address such deficiencies, and requesting an informal conference. Numerous informal conferences were held with the Staff. As a result of these conferences, on April 20, 2000, the VSCC issued an Order of Settlement approving a settlement between Columbia of Virginia and the VSCC Staff resolving all issues arising out of the Staff's investigation. In the settlement, Columbia of Virginia neither admitted nor denied the probable violations of the pipeline safety regulations. Nevertheless, Columbia of Virginia agreed to pay a civil penalty of $50,000 and undertake the following actions: (i) retain a consultant to review Columbia of Virginia's cathodic protection procedures and policies and to examine a statistical sampling of Columbia of Virginia's facilities; (ii) remediate any pipeline facilities that have become exposed due to weather or other conditions; (iii) acquire certain customer-owned service lines; and (iv) avoid filing a base rate case until May 1, 2001. Columbia does not believe that the resolution of this matter will have a material impact upon Columbia's financial condition.

         C. Columbia Gas Transmission Corp. v. Consolidation Coal Co., et al., U.S.D.C. W.D. Pa., C.A. No. 99-2071. On December 21, 1999 Columbia Transmission filed a complaint against Consolidation Coal Co. and McElroy Coal Co. (collectively, Consol), seeking declaratory and permanent injunctive relief enjoining Consol from pursuing its current plan to conduct longwall mining through Columbia Transmission's Victory Storage Field in northern West Virginia. The complaint was served on April 10, 2000. Consol's current plans to longwall mine through the Victory Storage Field would destroy certain infrastructure of Victory Storage Field, including all of Columbia Transmission's storage wells in the path of the mining. The parties have held discussions concerning resolution of this matter and further discussions are contemplated.

         D. Transcom. On March 17, April 11 and April 21, 2000, one of Columbia's subsidiaries, Columbia Transmission Communications Corporation (Transcom) received directives from the U.S. Army Corps of Engineers and an administrative order from The Pennsylvania Department of Environmental Protection addressing alleged violations of federal and state laws resulting from construction activities associated with Transcom's laying fiber optic cable along certain rights of way in Pennsylvania.
              Columbia and Transcom are in discussions with the agencies and are investigating the circumstances giving rise to the order and directives. The order and directives require Transcom to cease construction activities at the present time in Pennsylvania. The agencies have not to date assessed any penalties. Transcom cannot predict when or if the orders precluding construction activities in Pennsylvania will be lifted, the effect of these events on the completion schedule for the project, nor the nature or amount of any remedies that may be sought in connection with the foregoing construction activities.

         E. NiSource Related Litigation. During the course of NiSource's tender offer for Columbia, Columbia shareholders filed five class action lawsuits, which were later consolidated into a single action in the Delaware Chancery Court, and an action in federal court. NiSource also commenced two lawsuits in Chancery Court and one action in federal court. Taken together, the Chancery Courts actions alleged that Columbia and its directors acted improperly by not negotiating with NiSource, by implementing a share repurchase program, by adopting change in control agreements with Columbia executive officers and by failing to elect the number of directors prescribed in Columbia's certificate of incorporation. The federal court actions alleged that Columbia and its directors had violated federal securities laws in their statements in response to NiSource's tender offer. The claim relating to the number of directors was dismissed. In October 1999, the parties agreed to stay all litigation pending the outcome of certain meetings between Columbia and NiSource. Following the execution of the merger agreement, NiSource dismissed with prejudice all of its claims. The shareholder plaintiffs' lawsuits are still pending, although they remain stayed.


Item 2.       Changes in Securities and Use of Proceeds

               None


Item 3.       Defaults Upon Senior Securities

               None


Item 4.       Submission of Matters to a Vote of Security Holders

               None


Item 5.       Other Information

               None


Item 6.       Exhibits and Reports on Form 8-K

                 Reference is made below to those exhibits that have previously been filed with the Commission. Exhibits so referred to are incorporated by reference.

                  Exhibit
                  Number
                  ------
                  12*       Statements of Ratio of Earnings to Fixed Charges
                  27*       Financial Data Schedule

                     *  Filed herewith

                  The following reports on Form 8-K were filed during the first quarter of 2000.

                                       Financial
                        Item          Statements
                     Reported          Included         Date of Event            Date Filed
                     --------         ----------     -------------------   -----------------------
                         5              Yes **       January 25, 2000        January 27, 2000

                   ** Summary of Financial and Operational data for three and twelve months ended December 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                          Columbia Energy Group
                                      ----------------------------
                                              (Registrant)








Date:  April 28, 2000              By:   /s/ Jeffrey W. Grossman
                                      ----------------------------
                                          Jeffrey W. Grossman
                                      Vice President and Controller
                                      (Principal Accounting Officer
                                      and Duly Authorized Officer)