Form 10-Q
period 2000-06-30
COLUMBIA ENERGY GROUP
filed 2000-08-04
CIK 22099

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended JUNE 30, 2000

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                          Commission file number 1-1098


                              COLUMBIA ENERGY GROUP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                        Delaware                    13-1594808
             ------------------------------------------------------
             (State or other jurisdiction of      (IRS Employer
              incorporation or organization)    Identification No.)


             13880 Dulles Corner Lane, Herndon, VA      20171-4600
            -------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)



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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 79,528,122 shares outstanding at July 31, 2000.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                             Page
                                                                             ----
PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

           Statements of Consolidated Income                                   3

           Consolidated Balance Sheets                                         4

           Statements of Consolidated Cash Flows                               6

           Statements of Consolidated Common Stock Equity                      7

           Statements of Consolidated Comprehensive Income                     7

           Notes                                                               8

Item 2  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      12

Item 3  Quantitative and Qualitative Disclosures About Market Risk            29


PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                     29

Item 2  Changes in Securities and Use of Proceeds                             30

Item 3  Defaults Upon Senior Securities                                       30

Item 4  Submission of Matters to a Vote of Security Holders                   30

Item 5  Other Information                                                     31

Item 6  Exhibits and Reports on Form 8-K                                      31

        Signature                                                             32

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                               Three Months                   Six Months
                                                              Ended June 30,                Ended June 30,
                                                        ------------------------      ------------------------
                                                           2000           1999           2000           1999
                                                        ---------      ---------      ---------      ---------
                                                                 (millions, except per share amounts)
NET REVENUES
    Energy sales                                        $   223.1      $   244.0      $   861.4      $ 1,151.7
    Less:  Products purchased                                76.2           99.5          443.0          687.7
                                                        ---------      ---------      ---------      ---------

    Gross Margin                                            146.9          144.5          418.4          464.0

    Transportation                                          163.9          151.0          415.8          368.6
    Production gas sales                                     35.4           27.0           81.8           52.4
    Other                                                    40.4           48.2           90.0          113.1
                                                        ---------      ---------      ---------      ---------

Total Net Revenues                                          386.6          370.7        1,006.0          998.1
                                                        ---------      ---------      ---------      ---------

OPERATING EXPENSES
    Operation and maintenance                               220.6          201.1          434.0          419.6
    Settlement of gas supply charges                           --             --             --          (29.8)
    Depreciation and depletion                               47.1           54.0          109.5          127.4
    Other taxes                                              39.4           40.9          109.3          122.8
                                                        ---------      ---------      ---------      ---------

Total Operating Expenses                                    307.1          296.0          652.8          640.0
                                                        ---------      ---------      ---------      ---------

OPERATING INCOME                                             79.5           74.7          353.2          358.1
                                                        ---------      ---------      ---------      ---------

OTHER INCOME (DEDUCTIONS)
    Interest income and other, net                           93.8            7.4           98.1           12.1
    Interest expense and related charges                    (45.2)         (37.2)         (90.9)         (74.6)
                                                        ---------      ---------      ---------      ---------

Total Other Income (Deductions)                              48.6          (29.8)           7.2          (62.5)
                                                        ---------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                      128.1           44.9          360.4          295.6
Income Taxes                                                 45.2            9.6          134.1           99.4
                                                        ---------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS                            82.9           35.3          226.3          196.2
                                                        ---------      ---------      ---------      ---------

DISCONTINUED OPERATIONS - NET OF TAXES
    (Loss) from operations                                   (7.8)          (9.2)          (1.5)         (19.7)
    Estimated (loss) on disposal                            (27.4)            --          (27.4)            --
                                                        ---------      ---------      ---------      ---------

(Loss) from Discontinued Operations - net of taxes          (35.2)          (9.2)         (28.9)         (19.7)
                                                        ---------      ---------      ---------      ---------

NET INCOME                                              $    47.7      $    26.1      $   197.4      $   176.5
                                                        =========      =========      =========      =========

BASIC EARNINGS PER SHARE
   Continuing operations                                $    1.04      $    0.43      $    2.81      $    2.37
   (Loss) from discontinued operations                      (0.10)         (0.11)         (0.02)         (0.24)
   Estimated (loss) on disposal                             (0.34)            --          (0.34)            --
                                                        ---------      ---------      ---------      ---------

BASIC EARNINGS PER SHARE                                $    0.60      $    0.32      $    2.45      $    2.13
                                                        =========      =========      =========      =========

DILUTED EARNINGS PER SHARE
   Continuing operations                                $    1.03      $    0.43      $    2.79      $    2.36
   (Loss) from discontinued operations                      (0.10)         (0.11)         (0.02)         (0.24)
   Estimated (loss) on disposal                             (0.34)            --          (0.34)            --
                                                        ---------      ---------      ---------      ---------

DILUTED EARNINGS PER SHARE                              $    0.59      $    0.32      $    2.43      $    2.12
                                                        =========      =========      =========      =========

DIVIDENDS PAID PER SHARE                                $   0.225      $   0.225      $    0.45      $   0.425

BASIC AVERAGE COMMON SHARES OUTSTANDING (thousands)        79,780         82,345         80,434         82,809
DILUTED AVERAGE COMMON SHARES (thousands)                  80,524         82,755         81,126         83,153


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

Columbia Energy Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                    As of
                                                           -------------------------
                                                            June 30,     December 31,
                                                              2000          1999
                                                           ----------    -----------
                                                          (unaudited)
ASSETS                                                            (millions)
PROPERTY, PLANT AND EQUIPMENT
    Gas utility and other plant, at original cost          $  7,975.6    $  7,886.2
    Accumulated depreciation                                 (3,715.2)     (3,659.4)
                                                           ----------    ----------

    Net Gas Utility and Other Plant                           4,260.4       4,226.8
                                                           ----------    ----------

    Gas and oil producing properties, full cost method
       United States cost center                                858.3         823.5
       Canadian cost center                                      15.2          12.6
    Accumulated depletion                                      (266.6)       (251.6)
                                                           ----------    ----------

    Net Gas and Oil Producing Properties                        606.9         584.5
                                                           ----------    ----------

Net Property, Plant and Equipment                             4,867.3       4,811.3
                                                           ----------    ----------

INVESTMENTS AND OTHER ASSETS
    Unconsolidated affiliates                                    24.2          65.6
    Net assets of discontinued operations                       360.7         410.0
    Assets held for sale                                         34.6            --
    Other                                                       101.1          61.4
                                                           ----------    ----------

Total Investments and Other Assets                              520.6         537.0
                                                           ----------    ----------

CURRENT ASSETS
    Cash and temporary cash investments                           7.7          58.1
    Accounts receivable, net                                    283.7         498.5
    Gas inventory                                                96.2         144.9
    Other inventories - at average cost                          15.5          16.1
    Prepayments                                                  72.8          70.7
    Regulatory assets                                            57.7          52.7
    Underrecovered gas costs                                     45.5          40.5
    Deferred property taxes                                      39.9          79.9
    Exchange gas receivable                                     369.2         275.4
    Other                                                        53.7          31.0
                                                           ----------    ----------

Total Current Assets                                          1,041.9       1,267.8
                                                           ----------    ----------

REGULATORY ASSETS                                               350.6         358.1
DEFERRED CHARGES                                                 11.4          63.1
                                                           ----------    ----------

TOTAL ASSETS                                               $  6,791.8    $  7,037.3
                                                           ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                             As of
                                                   -------------------------
                                                     June 30,    December 31,
                                                       2000         1999
                                                   -----------   -----------
                                                   (unaudited)
CAPITALIZATION AND LIABILITIES                            (millions)
CAPITALIZATION
    Common stock equity                             $  2,115.6   $  2,064.0
    Long-term debt                                     1,639.2      1,639.3
                                                    ----------   ----------

Total Capitalization                                   3,754.8      3,703.3
                                                    ----------   ----------

CURRENT LIABILITIES
    Short-term debt                                      328.9        465.5
    Current maturities of long-term debt                 311.1        311.1
    Accounts and drafts payable                          251.0        240.8
    Accrued taxes                                        206.9        216.1
    Accrued interest                                      34.4         32.4
    Estimated rate refunds                                19.3         21.4
    Overrecovered gas costs                               16.5         14.6
    Transportation and exchange gas payable              264.5        297.5
    Other                                                295.8        406.8
                                                    ----------   ----------

Total Current Liabilities                              1,728.4      2,006.2
                                                    ----------   ----------

OTHER LIABILITIES AND DEFERRED CREDITS
    Deferred income taxes, noncurrent                    705.1        661.9
    Investment tax credits                                31.9         32.6
    Postretirement benefits other than pensions          119.5         91.0
    Regulatory liabilities                                34.9         36.4
    Deferred revenue                                     275.8        300.8
    Other                                                141.4        205.1
                                                    ----------   ----------

Total Other Liabilities and Deferred Credits           1,308.6      1,327.8
                                                    ----------   ----------

TOTAL CAPITALIZATION AND LIABILITIES                $  6,791.8   $  7,037.3
                                                    ==========   ==========

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

                                                                     Six Months
                                                                   Ended June 30,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
                                                                     (millions)
OPERATING ACTIVITIES
   Net income                                                   $  197.4    $  176.5
   Adjustments to reconcile net income to net
       cash from continuing operations:
      Loss from discontinued operations                              1.5        19.7
      Loss from disposal of discontinued operations                 27.4          --
      Depreciation and depletion                                   109.5       127.4
      Deferred income taxes                                         22.7        30.0
      Gain on sale of partnership                                  (90.6)         --
      Earnings from equity investment, net of distributions         (6.4)       (7.2)
      Other - net                                                  (68.5)      (35.4)
                                                                --------    --------
                                                                   193.0       311.0
   Change in components of working capital:
      Accounts receivable, net of sale                             201.6        68.2
      Sale of accounts receivable                                   13.5          --
      Gas inventory                                                 48.7        61.6
      Other inventories - at average cost                            0.6         3.1
      Prepayments                                                   (2.1)        2.8
      Accounts payable                                              14.9        (4.0)
      Accrued taxes                                                 (9.2)      (44.3)
      Accrued interest                                               2.0        11.7
      Estimated rate refunds                                        (2.1)       (0.5)
      Estimated supplier obligations                                  --       (40.7)
      Under/Overrecovered gas costs                                 (3.1)       24.9
      Exchange gas receivable/payable                             (126.8)      234.3
      Other working capital                                        (31.4)        0.8
                                                                --------    --------
Net Cash From Continuing Operations                                299.6       628.9
Net Cash From Discontinued Operations                               20.4      (101.2)
                                                                --------    --------
Net Cash From Operating Activities                                 320.0       527.7
                                                                --------    --------

INVESTMENT ACTIVITIES
   Capital expenditures                                           (190.9)     (187.6)
    Purchase and sale of investments                               108.8       (26.7)
   Other                                                            (2.1)       (9.0)
                                                                --------    --------

Net Investment Activities                                          (84.2)     (223.3)
                                                                --------    --------

FINANCING ACTIVITIES
   Dividends paid                                                  (36.2)      (35.1)
   Issuance of common stock                                          4.5         3.7
   Issuance (repayment) of short-term debt                        (136.6)       29.8
   Retirement of long-term debt                                       --       (52.5)
   Purchase of treasury stock                                     (114.1)      (79.9)
   Other financing activities                                       (3.8)      (20.9)
                                                                --------    --------
Net Financing Activities                                          (286.2)     (154.9)
                                                                --------    --------
Increase (decrease) in cash and temporary cash investments         (50.4)      149.5
Cash and temporary cash investments at beginning of year            58.1        20.8
                                                                --------    --------
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30 *                $    7.7    $  170.3
                                                                ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                       $   82.4    $   71.5
   Cash paid for income taxes (net of refunds)                  $   66.7    $   67.9

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

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                                       As of
                                                            --------------------------
                                                              June 30,     December 31,
                                                                2000          1999
                                                            -----------    -----------
                                                            (unaudited)
                                                                    (millions)
Common stock, $.01 par value, authorized
   200,000,000 shares, issued 83,880,779
   and 83,786,942 shares, respectively                       $      0.8    $      0.8

Additional paid in capital                                      1,616.1       1,611.6

Retained earnings                                                 748.1         586.9

Unearned employee compensation                                     (0.3)         (0.6)

Accumulated other comprehensive income                             --             0.3

Treasury stock, at cost (4,368,300 and 2,478,500 shares)         (249.1)       (135.0)
                                                             ----------    ----------

TOTAL COMMON STOCK EQUITY                                    $  2,115.6    $  2,064.0
                                                             ==========    ==========



Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                              For the year to date
                                                                  period ended
                                                            --------------------------
                                                             June 30,      December 31,
                                                               2000           1999
                                                            -----------    -----------
                                                            (unaudited)
                                                                    (millions)
COMPREHENSIVE INCOME
    Net income                                               $    197.4    $    249.2
    Other Comprehensive Income (Loss):
      Foreign currency translation adjustment                      (0.3)          0.5
                                                             ----------    ----------
COMPREHENSIVE INCOME                                         $    197.1    $    249.7
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

         The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Columbia's 1999 Annual Report on Form 10-K (Form 10-K) and 2000 First Quarter Form 10-Q. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation. As discussed in Note 5, the 1999 financial statements have been reclassified to report Columbia Propane Corporation (Columbia Propane), Columbia Petroleum Corporation (Columbia Petroleum) and Columbia Energy Services Corporation (Columbia Energy Services) Wholesale and Trading operations, Major Accounts and Retail Mass Markets businesses as discontinued operations.

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

         The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The computation of diluted average common shares follows:

                                                                        Three Months             Six Months
                                                                       Ended June 30,          Ended June 30,
                                                                      ---------------         ---------------
         Diluted Average Common Shares Computation                    2000       1999         2000       1999
         ------------------------------------------------------------------------------------------------------
         Denominator (thousands)
           Basic average common shares outstanding                   79,780     82,345       80,434     82,809
           Dilutive potential common shares - options                   744        410          692        344
         ------------------------------------------------------------------------------------------------------
         DILUTED AVERAGE COMMON SHARES                               80,524     82,755       81,126     83,153
         ------------------------------------------------------------------------------------------------------

3.       Treasury Stock
         In March 2000, Columbia announced that it had restarted its open market share repurchase program, that was authorized by Columbia's Board of Directors (Columbia's Board). The program had been suspended since October 1999, when Columbia's Board authorized Columbia's management to explore strategic alternatives to enhance shareholder value. Under the recommenced program, Columbia was allowed to repurchase up to $300 million of its common shares through July 14, 2000. The repurchase program authorized Columbia to make purchases in the open market or otherwise. The timing and terms of purchases, and the number of shares actually purchased, were determined by management based on several factors including market conditions. Purchased shares are held in treasury at cost and are available for general corporate purposes or resale at a future date or may be retired. During the first six months of 2000,

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


         Columbia purchased 1,889,800 common shares at a cost of $114.1 million under the recommenced program. As of June 30, 2000, Columbia had purchased 4,368,300 common shares at a cost of $249.1 million. There were no additional common stock repurchases after June 30, 2000.

4.       Business Segment Information
         Columbia manages its operations in four primary business segments: transmission and storage; distribution; exploration and production; and power generation and other operations. The following table provides information concerning these major business segments. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income is derived from revenues and expenses directly associated with each segment.

                                                     Three Months             Six Months
                                                    Ended June 30,           Ended June 30,
         ($ in millions)                           2000       1999          2000       1999
         -----------------------------------------------------------------------------------
         REVENUES
             Transmission and Storage
               Unaffiliated                       134.7      124.1         310.4      295.8
               Intersegment                        53.8       58.7         123.2      140.3
         -----------------------------------------------------------------------------------
               TOTAL                              188.5      182.8         433.6      436.1
         -----------------------------------------------------------------------------------
             Distribution
               Unaffiliated                       278.7      318.5       1,036.6    1,336.6
               Intersegment                         0.2        0.9           0.8        0.9
         -----------------------------------------------------------------------------------
               TOTAL                              278.9      319.4       1,037.4    1,337.5
         -----------------------------------------------------------------------------------
             Exploration and Production
               Unaffiliated                        40.1       31.0          91.9       61.0
               Intersegment                         0.2        0.5           0.9        1.0
         -----------------------------------------------------------------------------------
               TOTAL                               40.3       31.5          92.8       62.0
         -----------------------------------------------------------------------------------
             Power Generation and Other
               Unaffiliated                        15.0        5.7          28.5       11.4
               Intersegment                         -         (0.6)          -         (0.5)
         -----------------------------------------------------------------------------------
               TOTAL                               15.0        5.1          28.5       10.9
         -----------------------------------------------------------------------------------
             Adjustments and eliminations
               Unaffiliated                         -          -             -          -
               Intersegment                       (54.2)     (59.5)       (124.9)    (141.7)
         -----------------------------------------------------------------------------------
               TOTAL                              (54.2)     (59.5)       (124.9)    (141.7)
         -----------------------------------------------------------------------------------
             CONSOLIDATED                         468.5      479.3       1,467.4    1,704.8
         -----------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------
         OPERATING INCOME (LOSS)
             Transmission and Storage              66.9       55.9         190.8      200.1
             Distribution                           6.4       16.6         137.6      146.8
             Exploration and Production            15.0        6.9          35.8       12.5
             Power Generation and Other             1.1       (0.6)          1.3       (2.2)
             Corporate                             (9.9)      (4.1)        (12.3)       0.9
         -----------------------------------------------------------------------------------
             CONSOLIDATED                          79.5       74.7         353.2      358.1
         -----------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


5.       Discontinued Operations
         On May 22, 2000, as a result of its ongoing strategic assessment, Columbia announced that it decided to sell Columbia Propane, a propane marketer. Columbia also announced its decision to sell Columbia Petroleum, a diversified petroleum distribution company. The sales of Columbia Propane and Columbia Petroleum are expected to occur during the third or fourth quarter of 2000. Columbia Propane and Columbia Petroleum are reported as discontinued operations and therefore the financial statements for 1999 have been reclassified accordingly.

         In June 2000, Columbia announced that it entered into a definitive agreement to sell its Retail Mass Marketing business to The New Power Company. The transaction is expected to be completed before the end of the third quarter of 2000. Columbia Energy Services Corporation is expected to cease operations of its Major Accounts business during the third quarter of 2000. Columbia Energy Services' Wholesale and Trading operations, Major Accounts and Retail Mass Markets businesses are reported as discontinued operations.

         The revenues from discontinued operations were $158.2 million (Gas-$45.6 million, Propane-$47.7 million, Petroleum-$58.7 million and Other $6.2 million) and $504.8 million (Gas-$177.3 million, Propane-$163.8 million, Petroleum-$143.8 million and Other-$19.9 million) for the three months and six months ended June 30, 2000. The revenues from discontinued operations were $1,005.1 million (Gas-$966.8 million, Propane-$14.7 million, and Petroleum-$21.4 million and Other-$2.2 million) and $2,353.5 million (Gas-$2,278.8 million, Propane-$47.4 million, Petroleum-$21.4 million and Other $5.9 million) for the three months and six months ended June 30, 1999. The loss from discontinued operations - net of taxes were $7.8 million and $1.5 million for the three months and six months ended June 30, 2000, respectively. The loss from discontinued operations - net of taxes were $9.2 million and $19.7 million for the three months and six months ended June 30, 1999, respectively. The estimated loss on disposal of discontinued operations was $27.4 million, net of income tax benefits of $10.7 million, for the six months ended June 30, 2000. The net assets of the discontinued operations are as follows:

         ($ in millions)                               JUNE 30, 2000     December 31, 1999
         ---------------------------------------------------------------------------------
         NET ASSETS OF DISCONTINUED OPERATIONS
              Accounts receivable, net                      94.9                416.7
              Property, Plant and Equipment, net           218.1                212.0
              Other assets                                 220.9                239.6
              Accounts payable                             (84.7)              (388.4)
              Other liabilities                            (88.5)               (69.9)
         ---------------------------------------------------------------------------------
         NET ASSETS OF DISCONTINUED OPERATIONS             360.7                410.0
         ---------------------------------------------------------------------------------

 6.      Voluntary Incentive Retirement Programs
         On September 30, 1999, Columbia Gas Transmission Corporation (Columbia Transmission) announced the introduction of their voluntary incentive retirement program (VIRP). Approximately 600 Columbia Transmission employees were eligible for the program, which provides a retirement incentive for active employees who were age fifty and above with at least five years of service as of March 1, 2000. During the acceptance period that began on January 1, 2000, and closed on January 31, 2000, 486 employees elected early retirement. The majority of the retirements occurred in the first quarter of 2000. As a result of settlement gains, Columbia Transmission recorded a net gain of $11.6 million in the first six months of 2000 related to its VIRP.

         In February 2000, the five distribution subsidiaries and Columbia Energy Group Service

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


         Corporation (Service Corp.) announced the introduction of their VIRP. Approximately 880 employees were eligible for the program, which provides a retirement incentive for certain active employees who were age fifty and above with at least five years of service as of June 1, 2000. During the acceptance period that began on April 1, 2000, and closed on April 30, 2000, 679 employees elected early retirement. The majority of the retirements occurred in the second quarter. The distribution subsidiaries and Service Corp. recorded a net charge of $10.6 million in the first six months of 2000 related to their VIRP.

         The VIRPs did not result in a curtailment of the pension plan as defined in Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits".

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       OPERATING INCOME (LOSS) BY SEGMENT


                                       Three Months                 Six Months
                                      Ended June 30,              Ended June 30,
                                   --------------------        --------------------
                                     2000        1999            2000        1999
                                   --------    --------        --------    --------
                                                      (millions)

Transmission and Storage           $   66.9    $   55.9        $  190.8    $  200.1

Distribution                            6.4        16.6           137.6       146.8

Exploration and Production             15.0         6.9            35.8        12.5

Power Generation and Other              1.1        (0.6)            1.3        (2.2)

Corporate                              (9.9)       (4.1)          (12.3)        0.9
                                   --------    --------        --------    --------

   CONSOLIDATED                    $   79.5    $   74.7        $  353.2    $  358.1
                                   ========    ========        ========    ========


                  DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)


                                                 Three Months                   Six Months
                                                Ended June 30,                Ended June 30,
                                              ------------------            ------------------
                                               2000        1999              2000        1999
                                              ------      ------            ------      ------

Actual                                          579         483             3,145       3,261

Normal                                          580         580             3,559       3,527

% Colder (warmer) than normal                     -         (17)              (12)         (8)

% Colder (warmer) than prior period              20          (7)               (4)         15

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS

Forward-Looking  Statements
The following Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding market risk sensitive instruments, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, proposed acquisitions and dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, underlying assumptions and statements that are other than historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objective and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather conditions, fluctuations in energy-related commodity prices, service territories, successful consummation of proposed acquisitions and dispositions, growth opportunities for Columbia's regulated and nonregulated businesses, dealings with third parties over whom Columbia has no control, actual operating experience of acquired assets, the ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions and counter-party credit risk, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

With respect to any references made to ratings assigned to Columbia's debt securities, there can be no assurance that Columbia will be successful in maintaining its quality of credit, or that such credit ratings will continue for any given period of time, or that they will not be revised downward or that they will not be withdrawn entirely by the rating agencies. Credit ratings reflect only the views of the rating agencies, whose methodology and the significance of their ratings may be obtained from them.


Second Quarter Results
                        Income from Continuing Operations
Columbia reported consolidated income from continuing operations for the second quarter 2000 of $82.9 million, or $1.03 per share, an increase of $47.6 million or $0.60 per share over the same period last year. All per share amounts are on a diluted basis. The increase was primarily attributable to a $59 million after-tax gain on the sale of Cove Point LNG.

Also contributing to the increase was increased natural gas production and lower labor and benefits costs related to Columbia Gas Transmission Corporation's (Columbia Transmission) voluntary incentive retirement program (VIRP) implemented in March of this year. Tempering these improvements was an increase in professional fees incurred as a result of the planned merger with NiSource, Inc., as discussed on page 17, cost related to implementing a VIRP at the distribution subsidiaries and Columbia Energy Group Service Corporation (Service Corp.) and higher interest expense. After adjusting for unusual items, second quarter 2000 income from continuing operations was $37.2 million, an increase of $6.4 million over the same period last year.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                         CONSOLIDATED RESULTS(CONTINUED)

                                    Revenues
Total second quarter 2000 consolidated net revenues (operating revenues less associated products purchased costs) were $386.6 million, a $15.9 million increase over the same period last year. The increase was primarily attributable to increased sales as a result of a rise in natural gas production and an increase in transportation services. Also improving revenues by $4.1 million was a settlement of a contract for the sale of electricity by the cogeneration operations.

                                    Expenses
Operating expenses for the second quarter of 2000 were $307.1 million, an increase of $11.1 million over the same period last year. The increased expense was largely due to generally higher operation and maintenance costs for the distribution operations. Costs related to implementing a VIRP at the distribution subsidiaries and Service Corp. in the second quarter of this year were largely offset by reduced labor and benefits costs as a result of a similar program implemented in the first quarter of 2000 by Columbia Transmission. The VIRP implemented at the distribution subsidiaries and Service Corp. is also expected to result in lower future labor and benefits costs. Lower depreciation expense was related to the terms of Columbia of Gas of Ohio, Inc.'s (Columbia of Ohio) 1999 regulatory settlement.

                            Other Income (Deductions)
Other Income (Deductions), which includes interest income and other, net and interest expense and related charges, improved operating income by $48.6 million for the second quarter of 2000 versus a decrease of $29.8 million in the same period last year. Interest income and other, net for the second quarter 2000 of $93.8 million, was up $86.4 million, due to a $90.6 million pre-tax gain on the sale of Cove Point LNG in the second quarter of 2000, which was partially offset by reduced interest income on short-term investments. Interest expense and related charges of $45.2 million in the second quarter of 2000, increased $8 million compared to the same period last year primarily due to additional short-term borrowings attributable to the stock repurchase program and higher interest rates.

                                  Income Taxes
Income tax expense of $45.2 million in the second quarter of 2000 was up $35.6 million from the same period last year primarily due to higher pre-tax income and certain tax benefits utilized in 1999.

Six Month Results
                        Income from Continuing Operations
Columbia's income from continuing operations for the first half of 2000 was $226.3 million, or $2.79 per share, up $30.1 million, or $0.43 per share over the corresponding 1999 period. Excluding the second quarter 2000 gain on the sale of Cove Point LNG, costs for merger-related professional fees, and a $20.6 million after-tax gain recorded in 1999 related to a producer settlement, income from continuing operations of $180.5 million was up $11.3 million over the first half of 1999 despite 4 percent warmer weather. This improvement was largely due to increased natural gas production and prices and lower labor and benefits costs for Columbia Transmission resulting from its VIRP. The improvement for the Columbia Transmission VIRP was due in part to settlement gains recorded in the first quarter of 2000. Tempering these improvements was higher interest expense in the first half of 2000.

                                    Revenues
For the six months ended June 30, 2000, net revenues of $1,006 million increased $7.9 million over the same period in 1999. The improvement was primarily related to higher gas prices and an increase in gas production. Partially offsetting this increase were lower revenues from the sale of base gas volumes for the

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                         CONSOLIDATED RESULTS(CONTINUED)

transmission and storage operations and reduced gas sales by the distribution segment due to warmer weather in 2000.

                                    Expenses
Operating expenses for the first half of 2000 were $652.8 million, an increase of $12.8 million over the same period last year, due to a reduction in the first quarter of 1999 operating expenses for the producer settlement. This was partially offset by lower gross receipts and property taxes and the beneficial effect of the Columbia Transmission VIRP. Also decreasing operating expense during the first six months of 2000 was a reduction in depreciation expense, as provided for under the terms of Columbia of Ohio's 1999 regulatory settlement.

                            Other Income (Deductions)
Other Income (Deductions), increased operating income by $7.2 million for the first half of 2000 compared to a reduction to income of $62.5 million in the same period last year. Interest income and other, net of $98.1 million for the first six months of 2000, was up $86 million, due to the sale of Cove Point LNG, mentioned previously, partially offset by reduced interest income on short-term investments. In 1999, a $2.9 million gain was recorded as a result of the sale of Columbia Energy Resources Inc.'s (Columbia Resources) surface coal property. Interest expense and related charges increased $16.3 million in the first half of 2000, due to additional short-term borrowings for the stock repurchase program together with higher interest rates.

                                  Income Taxes
Income tax expense of $134.1 million in the first half of 2000, increased $34.7 million over the same period in 1999 due to higher pre-tax income and certain tax benefits realized last year.

                             Discontinued Operations
Columbia has been evaluating the appropriateness of remaining in some of its businesses given the rapidly changing energy industry and its pending merger with NiSource, Inc. (NiSource). During the course of this ongoing assessment, it was determined to essentially exit operations previously comprising the energy marketing operations, which includes the propane, petroleum and Columbia Energy Services Corporation's (Columbia Energy Services) mass marketing businesses, as discussed below. In accordance with generally accepted accounting principles, the results from the following businesses are now reported as discontinued operations.

In the fourth quarter of 1999, Columbia Energy Services, a wholly-owned subsidiary of Columbia, sold its wholesale and trading operations to Enron North America Corporation. In late 1999, Columbia Energy Services also decided to exit its major accounts business.

In May 2000, Columbia Energy Services sold its internet-based energy marketing operation, Energy.com. Also in May 2000, Columbia announced that it was in the process of preparing its propane and petroleum businesses for sale. Columbia's propane business is the fifth largest propane marketer in the United States, with operations in more than 30 states and nearly 350,000 customers. The petroleum business is a diversified petroleum distribution operation that engages in retail and wholesale petroleum product sales, transportation, and branded gasoline distribution.

In June 2000, Columbia announced that it entered into a definitive agreement to sell its retail energy mass marketing business to The New Power Company, a national residential and small business energy provider serving markets where natural gas and electricity are deregulated. The transaction is expected to be completed by the end of the third quarter of 2000.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                         CONSOLIDATED RESULTS(CONTINUED)


For the second quarter of 2000, discontinued operations reflected an after-tax loss of $35.2 million compared to a $9.2 million after-tax loss in the same period last year. Included in the amount recorded for discontinued operations for the 2000 second quarter are the estimated losses through the anticipated sale date. For the first half of 2000, discontinued operations represented an after-tax loss of $28.9 million, $9.2 million higher then the first six months of 1999.

Liquidity and Capital Resources
A significant portion of Columbia's operations is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand together with external short-term and long-term financing, as needed, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service.

Net cash from continuing operations for the first half of 2000 was $299.6 million, a $329.3 million decrease from the same period in 1999. The decrease was primarily due to timing differences associated with exchange gas activity and other working capital items including the impact of warmer weather.

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

As of June 30, 2000, Columbia had approximately $127.8 million of letters of credit issued, of which approximately $98.4 million were issued under the Credit Facilities, and $325.4 million of commercial paper was outstanding.

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

                         CONSOLIDATED RESULTS(CONTINUED)


stock in one or more series. Currently, Columbia has $750 million available under the shelf registration.

Management believes that its sources of funding are sufficient to meet the short-term and long-term liquidity needs of Columbia.

Common Stock Repurchase Program
During 1999, Columbia's Board of Directors (Columbia's Board) authorized the repurchase of up to $500 million of Columbia's common stock through July 14, 2000, in the open market or otherwise. During the second quarter of 2000, 1,243,500 common shares were repurchased at a cost of $75.9 million. There were no additional stock repurchases after June 30, 2000.

From February 23, 1999 through June 30, 2000, a total of 4,368,300 common shares have been repurchased under this program at a cost of $249.1 million. Purchased shares are held in treasury to be made available for general corporate purposes, resold at a future date or retired.

Merger Agreement
On February 28, 2000, Columbia announced that it had entered into an Agreement and Plan of Merger, dated as of February 27, 2000, and subsequently amended and restated on March 31, 2000 (Merger Agreement), between Columbia and NiSource. Columbia's Board determined to enter into the Merger Agreement after a comprehensive evaluation of strategic alternatives that might generate value greater than that which Columbia's business plan could create.

In early June 2000, the shareholders of both companies approved the merger between NiSource and Columbia Energy Group. As provided for in the merger agreement, NiSource has organized a new company that will serve as the holding company for Columbia and its subsidiaries after the completion of the transaction. Pursuant to the terms of the Merger Agreement, each of Columbia and NiSource will be merged with newly formed special purpose subsidiaries of the new holding company, and each will become a wholly-owned subsidiary of the new holding company. Immediately following these mergers, NiSource will be merged into the new holding company, which will then change its name to NiSource. It is expected that the merger will be completed by the end of 2000.

Subject to the terms and conditions of the Merger Agreement, upon completion of the transaction, Columbia's shareholders will receive, for each share of Columbia common stock, $70 in cash plus $2.60 face value SAILS(SM) (a unit consisting of a zero coupon debt security with a forward equity contract). Columbia's shareholders also have the option to elect to receive (in lieu of cash and SAILS(SM) shares in the new holding company in a tax-free exchange, for up to 30% of the outstanding shares of Columbia common stock. Pursuant to the stock election option, each Columbia share will be exchanged for up to $74 in new holding company stock, subject to a collar such that, if the average closing price of NiSource shares during the 30 days prior to the closing of the transaction is greater than $16.50, Columbia shareholders will receive shares of the new holding company valued at $74 for each share of Columbia stock, and if the average closing price of NiSource shares during the 30 days prior to closing of the transaction is $16.50 or below, Columbia shareholders will receive 4.4848 shares of new holding company stock for each Columbia share. Upon completion of the transaction, NiSource shareholders will receive one share of holding company stock for each share of NiSource common stock that they own.

The Merger Agreement is conditioned upon, among other things, the approval of various state and federal regulatory commissions. As of the filing date of this Form 10-Q, regulatory actions on the merger have been completed in all nine of the necessary states. On the federal level, the appropriate filings have been

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                         CONSOLIDATED RESULTS(CONTINUED)


made and the company anticipates receiving the necessary approvals to complete the merger by the end of 2000.

Voluntary Incentive Retirement Programs
In September 1999, Columbia Transmission announced a VIRP that provided a retirement incentive for active employees who were age fifty and above with at least five years of service as of March 1, 2000. Approximately 486 of its 600 eligible employees elected early retirement under this program with the majority of the retirements occurring in the first quarter of 2000.

In February 2000, the five distribution subsidiaries and Service Corp. also announced a VIRP. Of the 879 employees eligible for the program, 679 employees elected early retirement. Most of the retirements from this second VIRP occurred on June 1, 2000, with the remainder occurring on December 1, 2000, due to business needs.

Retirement costs for these employees are funded through the pension plan. Costs related to implementing these programs will not have a significant effect on Columbia's consolidated annual income and they are expected to reduce future labor and benefits costs due to a reduced employee complement.

Presentation of Segment Information
Columbia revised its presentation of its primary business segment information beginning with the reporting of second quarter 2000 results. As a result of the discontinuation of most of the businesses within the Energy Marketing Operations, this segment has been deleted. (See Note 5 of Part 1, Item 1 - Financial Statements for additional information.) In addition, due to the recent sale of Cove Point LNG, the Power Generation, LNG and Other Operations have been renamed Power Generation and Other Operations. The results for Columbia Service Partners Inc., which were previously in Energy Marketing Operations, have been reclassified to Power Generation and Other Operations.

Market Risk Exposure
Some of Columbia's non-rate regulated subsidiaries are exposed to market risk due primarily to fluctuations in commodity prices. In order to help minimize this risk, Columbia has adopted a policy that provides for commodity hedging activities to help ensure stable cash flow and favorable prices and margins. Financial instruments authorized for use by Columbia for hedging include futures, swaps and options. Due to the sale of Columbia's Wholesale and Trading business in late 1999, Columbia's use of derivatives has been significantly reduced. However, Columbia Energy Services does utilize financial instruments to help assure adequate margins for its mass marketing business on the purchase and resale of energy products. In June 2000, Columbia entered into a definitive agreement to sell this business, as discussed on page 15. Columbia Resources also utilizes financial instruments to fix prices for a portion of its future production volumes, which are hedged in the marketplace through a third party. Columbia Propane Corporation, which is currently being prepared for sale, utilizes financial instruments to help protect the value of its propane and petroleum inventories and commitments.

Derivative instruments continue to be controlled within predetermined limits as provided by Columbia's senior management. Columbia's policy prohibits any Columbia subsidiary from entering into derivative transactions that are not effectively connected with its business. Market risks are monitored by an independent risk control group operating separately from the area that creates or actively manages these risk exposures in order to monitor compliance with Columbia's stated risk management policies. Columbia measures the market risk in its businesses and employs multiple risk control mechanisms to mitigate market risk including value-at-risk measures using a variance/covariance methodology and volumetric

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                         CONSOLIDATED RESULTS(CONTINUED)


limits. Value-at-risk simulates forward price curves in the energy markets to estimate the size and probability of future potential losses. At June 30, 2000, based on a 95% confidence interval and a one-day time horizon, the value-at-risk for Columbia's derivative positions was insignificant.

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

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                       TRANSMISSION AND STORAGE OPERATIONS


                                              Three Months            Six Months
                                             Ended June 30,         Ended June 30,
                                         --------------------    --------------------
                                           2000        1999        2000        1999
                                         --------    --------    --------    --------
                                                          (millions)

OPERATING REVENUES
    Transportation revenues              $  140.2    $  134.5    $  325.8    $  316.9
    Storage revenues                         44.1        43.7        88.7        94.0
    Other revenues                            4.2         4.6        19.1        25.2
                                         --------    --------    --------    --------
Total Operating Revenues                    188.5       182.8       433.6       436.1
                                         --------    --------    --------    --------

OPERATING EXPENSES
    Operation and maintenance                81.1        86.6       159.7       183.5
    Settlement of gas supply charges         --          --          --         (29.8)
    Depreciation                             27.3        26.9        54.6        53.6
    Other taxes                              13.2        13.4        28.5        28.7
                                         --------    --------    --------    --------
Total Operating Expenses                    121.6       126.9       242.8       236.0
                                         --------    --------    --------    --------

OPERATING INCOME                         $   66.9    $   55.9    $  190.8    $  200.1
                                         ========    ========    ========    ========


THROUGHPUT (BCF)
Transportation
    Columbia Transmission
        Market area                         186.3       164.4       564.4       558.4
    Columbia Gulf
        Mainline                            162.0       149.5       307.7       296.9
        Short-haul                           40.5        58.0        98.0       108.6
        Intrasegment eliminations          (156.8)     (145.6)     (297.2)     (284.3)
                                         --------    --------    --------    --------
Total Throughput                            232.0       226.3       672.9       679.6
                                         ========    ========    ========    ========

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)


Proposed Millennium Pipeline Project
The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to northeast and mid-Atlantic markets. The 442-mile pipeline will connect to TransCanada Pipe Lines Ltd. at a new Lake Erie export point and transport approximately 700,000 Mcf (thousand cubic feet) per day to eastern markets. There are currently seven shippers who have signed agreements for a significant portion, in aggregate, of the available capacity. Based on unanticipated delays attributed to the regulatory approval process at the FERC, the Millennium Project sponsors have advised the FERC of a revised in-service date of November 1, 2001.

The sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd. and MCN Energy Group, Inc.

Mainline '99
Columbia Gulf Transmission Company's (Columbia Gulf's) largest expansion of its mainline facilities, referred to as Mainline '99, will increase Columbia Gulf's certificated capacity to nearly 2.2 billion cubic feet (Bcf) per day by replacing certain compressor units and increasing the horsepower capacity of other compressor stations. On December 1, 1999, approximately 270,000 Dth/day of additional capacity was made available on Columbia Gulf's mainline. The project is currently in the final phase and is expected to add additional capacity of approximately 45,000 Dth/day by November 1, 2000.

Discussions with FERC
The transmission and storage subsidiaries are in confidential and informal discussions with the staff of the FERC (Staff) concerning the scope of authorization for certain past transactions under the relevant filed tariffs. The transmission and storage subsidiaries initiated these discussions with the FERC. These subsidiaries provided information concerning these transactions to the Staff pursuant to an informal non-public inquiry being conducted by the Staff. Management does not expect that the ultimate resolution of this issue will have a material impact on Columbia's consolidated results.

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

Throughput for the transmission and storage segment totaled 232 Bcf and 672.9 Bcf for the second quarter and first six months of 2000, respectively. For the second quarter, this represents an increase of 5.7 Bcf from the same period in 1999, primarily due to an increase in customer demand due in part to colder weather. For the first six months of 2000, an increase in customer demand was more than offset by the effect of warmer weather and lower off-shore transportation which resulted in a 6.7 Bcf decrease in throughput from the first six months of 1999.

Operating Revenues
Total operating revenues were $188.5 million for the second quarter of 2000, an increase of $5.7 million over the same period last year. The increase in revenues was primarily due to additional transportation. This increase was tempered by a decrease in offshore throughput.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)


For the first six months of 2000, operating revenues were $433.6 million, a decrease of $2.5 million from the same period last year primarily due to lower revenues from the sale of Columbia Transmission's storage base gas.

Operating Income
Second quarter 2000 operating income of $66.9 million increased $11 million from the same period last year due in large part to the implementation of Columbia Transmission's VIRP, an improvement in operation and maintenance expense and increased operating revenues.

For the first six months of 2000, operating income was $190.8 million, a decrease of $9.3 million from the same period in 1999. This decrease is primarily due to a gain on a Columbia Transmission producer settlement recorded in 1999, partially offset by improvements from the implementation of the VIRP in the first quarter of 2000.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             DISTRIBUTION OPERATIONS


                                                   Three Months               Six Months
                                                  Ended June 30,            Ended June 30,
                                               --------------------      --------------------
                                                 2000        1999          2000        1999
                                               --------    --------      --------    --------
                                                                 (millions)

NET REVENUES
    Sales revenues                             $  213.8    $  252.7      $  841.6    $1,163.8
    Less: Cost of gas sold                        120.7       155.4         545.9       822.0
                                               --------    --------      --------    --------
    Net Sales Revenues                             93.1        97.3         295.7       341.8
                                               --------    --------      --------    --------

    Transportation revenues                        65.1        66.7         195.8       173.7
    Less: Associated gas costs                      5.6         9.0          18.3        18.9
                                               --------    --------      --------    --------
    Net Transportation Revenues                    59.5        57.7         177.5       154.8
                                               --------    --------      --------    --------

Net Revenues                                      152.6       155.0         473.2       496.6
                                               --------    --------      --------    --------

OPERATING EXPENSES
    Operation and maintenance                     112.6        97.2         230.1       209.6
    Depreciation                                   11.5        17.1          33.1        53.1
    Other taxes                                    22.1        24.1          72.4        87.1
                                               --------    --------      --------    --------
Total Operating Expenses                          146.2       138.4         335.6       349.8
                                               --------    --------      --------    --------

OPERATING INCOME                               $    6.4    $   16.6      $  137.6    $  146.8
                                               ========    ========      ========    ========

THROUGHPUT (BCF)
    Sales
        Residential                                16.1        15.5          73.6        84.6
        Commercial                                  5.5         5.1          25.9        28.0
        Industrial and other                        0.6         0.6           2.0         1.6
                                               --------    --------      --------    --------
    Total Sales                                    22.2        21.2         101.5       114.2
    Transportation                                 76.5        76.9         199.8       184.8
                                               --------    --------      --------    --------
Total Throughput                                   98.7        98.1         301.3       299.0
Off-System sales                                    2.4         9.2           9.5       165.5
                                               --------    --------      --------    --------
Total Sold and Transported                        101.1       107.3         310.8       464.5
                                               ========    ========      ========    ========

SOURCES OF GAS FOR THROUGHPUT (BCF)
    Sources of Gas Sold
        Spot market*                               87.3        86.2         139.9       142.9
        Producers                                   2.9         2.3           6.2         4.7
        Storage withdrawals (injections)          (32.7)      (36.3)         12.5        25.6
        Other                                     (32.9)      (21.8)        (47.6)      106.5
                                               --------    --------      --------    --------
    Total Sources of Gas Sold                      24.6        30.4         111.0       279.7
    Gas received for delivery to customers         76.5        76.9         199.8       184.8
                                               --------    --------      --------    --------
Total Sources                                     101.1       107.3         310.8       464.5
                                               ========    ========      ========    ========

* Reflects volumes under purchase contracts of less than one year.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)


Market Conditions
Weather in Columbia's market area for its distribution subsidiaries (Distribution) for the first half of 2000 was 12% warmer than normal and 4% warmer than the same period in 1999. As a result, Distribution's weather-sensitive deliveries for the first six months of 2000 were down 20 Bcf from the same period last year.

Regulatory Matters
In April 1999, Columbia Gas of Kentucky, Inc. (Columbia of Kentucky) filed an application with the Kentucky Public Service Commission (KPSC), seeking approval to initiate a residential and small commercial transportation program. In late January 2000, the KPSC approved Columbia of Kentucky's application, but did not renew Columbia of Kentucky's gas cost incentive program. Columbia of Kentucky filed for rehearing of the order during the first quarter. On May 19, 2000, the KPSC issued an order affirming its original decision to deny continuation of the gas cost incentive program originally approved in 1996. However, an alternate incentive sharing mechanism was approved that allows Columbia of Kentucky to retain 25% of off system sales margins over the term of the pilot program. Additionally, Columbia of Kentucky will remain responsible for mitigating transition capacity costs through the utilization of non-traditional revenues. Columbia of Kentucky will begin customer enrollment in the pilot program in September 2000, and the program is scheduled to run through October 2004.

Throughput
During the second quarter of 2000, total volumes sold and transported of 101.1 Bcf decreased 6.2 Bcf from the same period last year. The decline primarily reflects a decrease in off-system sales due to reduced opportunities for these sales in the current quarter, partially offset by increased sales and transportation services to steel production facilities together with residential and commercial growth.

For the first six months of 2000, total throughput sold and transported of 310.8 Bcf decreased 153.7 Bcf from the first half of 1999. The decline largely reflected a decrease in off-system sales, which are typically low-margin opportunities to sell natural gas supplies outside of Distribution's traditional market, and warmer weather. Off-system sales volumes for the first six months of 2000 were 9.5 Bcf compared to 165.5 Bcf in 1999. The higher off-system sales in 1999 were due to additional opportunities available, particularly during the first quarter.

Net Revenues
Net revenues for the three months ended June 30, 2000, of $152.6 million were essentially unchanged from the same period in 1999.

For the first half of 2000, net revenues were $473.2 million, down $23.4 million over the same period last year due to warmer weather in 2000 and the effect of Columbia of Ohio's 1999 regulatory settlement.

Operating Income
Operating income for the three months ended June 30, 2000 of $6.4 million decreased $10.2 from the same period in 1999, primarily due to an increase of $15.4 million in operation and maintenance expense, largely attributable to implementing the VIRP.

For the six months ended June 30, 2000, operating income of $137.6 million decreased $9.2 million from the same period last year. The decrease in net revenues was tempered by a $14.2 million decrease in operating expenses. Depreciation expense declined by $20 million as a result of recording the terms of the 1999 Columbia of Ohio regulatory settlement and other taxes decreased $14.7 million primarily due to a decrease in gross receipts and property taxes. Operation and maintenance expense in 2000 increased $20.5 million over the first half of 1999, reflecting expenses related to implementing the VIRP and higher insurance and outside service costs.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      EXPLORATION AND PRODUCTION OPERATIONS


                                              Three Months                Six Months
                                             Ended June 30,             Ended June 30,
                                          -------------------        -------------------
                                            2000        1999           2000        1999
                                          -------     -------        -------     -------
                                                            (millions)

OPERATING REVENUES
    Gas revenues                          $  36.3     $  27.9        $  83.8     $  53.8
    Other revenues                            4.0         3.6            9.0         8.2
                                          -------     -------        -------     -------
Total Operating Revenues                     40.3        31.5           92.8        62.0
                                          -------     -------        -------     -------

OPERATING EXPENSES
    Operation and maintenance                15.2        13.4           31.3        26.3
    Depreciation and depletion                7.0         8.7           19.4        18.2
    Other taxes                               3.1         2.5            6.3         5.0
                                          -------     -------        -------     -------
Total Operating Expenses                     25.3        24.6           57.0        49.5
                                          -------     -------        -------     -------

OPERATING INCOME                          $  15.0     $   6.9        $  35.8     $  12.5
                                          =======     =======        =======     =======


GAS PRODUCTION STATISTICS
Production (Bcf)
    U.S                                      12.9        10.2           27.0        20.8
    Canada                                    0.1         0.1            0.1         0.1
                                          -------     -------        -------     -------
      Total                                  13.0        10.3           27.1        20.9
                                          =======     =======        =======     =======

Average Price ($ per Mcf)
    U.S                                      2.75        2.69           3.06        2.56
    Canada                                   2.73        2.24           2.80        2.41

OIL AND LIQUIDS PRODUCTION STATISTICS
Production (000 Bbls)
    U.S                                        50          50             93          86
    Canada                                      2           2              5           5
                                          -------     -------        -------     -------
      Total                                    52          52             98          91
                                          =======     =======        =======     =======

Average Price ($ per Bbl)
    U.S                                     28.76       12.67          26.38       11.45
    Canada                                  30.40       19.01          29.28       15.06

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                EXPLORATION AND PRODUCTION OPERATIONS (CONTINUED)


Drilling Activity
Columbia Resources participated in 62 gross (56.8 net) wells during the second quarter of 2000 with a success rate of 85%, adding 12.5 net Bcfe of reserves. During the same period in 1999, Columbia Resources completed 39 gross (32.7 net) wells with a 79% success rate, adding reserves of 7.5 net Bcfe.

Columbia Resources' drilling activity in the first half of 2000 resulted in the discovery of 15.6 net Bcfe of gas and oil reserves compared to 14.7 Bcfe in the same period in 1999. Through June 2000, Columbia Resources has participated in 85 gross (75 net) wells compared to 71 gross (60 net) wells in the first half of 1999.

Volumes
Gas production of 13 Bcf in the second quarter of 2000 increased 2.7 Bcf, or 26%, and for the six months ended June 30, 2000, gas production increased 6.2 Bcf from the same period last year to 27.1 Bcf principally due to new wells coming on line.

Operating Revenues
Operating revenues for the second quarter of 2000 of $40.3 million increased $8.8 million or 28% over the same quarter in 1999 primarily due to the increase in gas production. Gas prices increased $0.06 per Mcf to $2.75 per Mcf compared to the second quarter of 1999. Approximately 90% of Columbia Resources' second quarter 2000 natural gas production was hedged or committed through fixed price contracts at an average price of $3.09 per Mcf.

Operating revenues for the first half of 2000 were $92.8 million, compared to $62 million for the same period in 1999. A $0.50 per Mcf increase in Columbia Resources' natural gas sales price along with the increase in gas production contributed to the improvement in operating revenues.

Operating Income
For the three months ended June 30, 2000, operating income of $15 million increased $8.1 million over last year's second quarter, primarily due to higher operating revenues, as discussed above.

For the first half of 2000, operating income increased $23.3 million to $35.8 million, as the increased operating revenues were partially offset by an increase in operation and maintenance expense due to the acquisition of the Wiser Oil Company's production assets in the second quarter of 1999 and increased depletion expenses and other taxes as a direct result of higher revenues.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      POWER GENERATION AND OTHER OPERATIONS


                                     Three Months             Six Months
                                    Ended June 30,          Ended June 30,
                                  -----------------       -----------------
                                    2000      1999          2000      1999
                                  -------   -------       -------   -------
                                                  (millions)

OPERATING REVENUES
    Gas sales                     $   8.0   $   1.5       $  17.8   $   2.9
    Power generation                  4.3       1.5           4.8       3.5
    LNG                               1.8       1.9           3.8       4.2
    Other                             0.9       0.2           2.1       0.3
                                  -------   -------       -------   -------
Total Operating Revenues             15.0       5.1          28.5      10.9
                                  -------   -------       -------   -------

OPERATING EXPENSES
    Products purchased                5.9       0.3          13.6       0.3
    Operation and maintenance         7.8       5.3          13.2      12.4
    Depreciation                      0.1       0.1           0.2       0.2
    Other taxes                       0.1        --           0.2       0.2
                                  -------   -------       -------   -------
Total Operating Expenses             13.9       5.7          27.2      13.1
                                  -------   -------       -------   -------

OPERATING INCOME (LOSS)           $   1.1   $  (0.6)      $   1.3   $  (2.2)
                                  =======   =======       =======   =======

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                POWER GENERATION AND OTHER OPERATIONS (CONTINUED)


Sale of Liquefied Natural Gas Operations
On June 15, 2000, Columbia's subsidiaries completed the sale of the Cove Point LNG Limited Partnership to subsidiaries of Williams Gas Pipeline for $150 million. The facilities include a liquefied natural gas storage and a marine terminal, and an 87-mile natural gas pipeline connecting the terminal with gas pipelines in Northern Virginia.

Telecommunications Network
In 1999, Columbia Transmission Communications Corporation (Transcom), a wholly-owned subsidiary of Columbia, began the construction of its telecommunications network along the Washington, D.C. to New York City corridor. As reported in Columbia's 1999 Form 10-K, Transcom anticipated the completion of the 260-mile D.C. to New York fiber optics link in the first half of 2000. However, as a result of certain matters as discussed in Part II Legal Proceedings, Item 1-I.C and other unrelated matters, the project has been delayed.

Sale of Cogeneration Facilities
Columbia Electric Corporation's interests in four qualifying generation facilities will be divested prior to the consummation of the NiSource merger in order to maintain the facilities' qualified facility status under the Public Utility Regulatory Policies Act, and a sale of the remainder of Columbia Electric's business may be pursued.

Operating Revenues
Operating revenues for the second quarter of 2000 of $15 million increased $9.9 million over the same period last year primarily reflecting gas sales for long-term sales contracts that were formerly associated with Columbia Energy Services' wholesale operations together with a $4.1 million improvement resulting from a contract restructuring for a cogeneration facility in the second quarter of 2000. The increase in revenues attributable to gas sales is largely offset by gas purchases that are reflected in products purchased.

Operating revenues for the first half of 2000 increased $17.6 million to $28.5 million primarily due to the above-mentioned gas sales and the cogeneration contract restructuring in the second quarter of 2000.

Operating Income (Loss)
Power Generation and Other Operations reported operating income of $1.1 million in the second quarter of 2000 compared to an operating loss of $600,000 in the same period last year. The increase in operating revenues was largely offset by $5.6 million higher products purchased expense and increased operation and maintenance expense of $2.5 million, due in part to higher start-up costs for Columbia's telecommunications business.

For the six months ended June 30, 2000, this segment reported operating income of $1.3 million compared to an operating loss of $2.2 million in the first half of last year. This improvement was largely due to the increase in operating revenues tempered by higher gas purchase expense.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

              The information required by this item is reported on page 18 of the Management's Discussion and Analysis under "Market Risk Exposure."


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         No new reportable matters have arisen and there have been no material developments in any legal proceedings reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1999 or the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, except as follows:

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

            A trial commenced in the third quarter of 1996 in the Court of Queen's Bench. Following multiple lengthy adjournments, the parties have concluded presenting their witnesses and evidence. The plaintiffs have submitted their written argument and defendant's written argument is due in August. The trial is expected to conclude by the end of 2000. Management continues to believe that its defenses are meritorious, and that the risk of any material liability to Columbia is de minimis.

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

            Consol's current plans to longwall mine through the Victory Storage Field would destroy certain infrastructure of Victory Storage Field, including all of Columbia Transmission's storage wells in the path of the mining. The parties have held discussions concerning resolution of this matter and further discussions are contemplated. On April 28, 2000, Consol filed a Motion to Dismiss, which is currently pending before the court. In addition, discovery by Columbia Transmission has been initiated.

         C. Transcom. On March 17, April 11 and April 21, 2000, one of Columbia's subsidiaries, Columbia Transmission Communications Corporation (Transcom) received directives from the U.S. Army Corps of Engineers and an administrative order from The Pennsylvania Department of Environmental Protection addressing alleged violations of federal and state laws resulting from construction activities associated with Transcom's laying fiber optic cable along portions of a route between Washington, D.C. and New York City. Columbia and Transcom are in discussions with these agencies and the Maryland Department of the Environment. The order and directives require Transcom to largely cease construction activities at the present time. The agencies have not to date assessed any penalties. Transcom cannot predict when or if the orders precluding construction activities will be lifted, the effect of these events on the completion schedule for the project, nor the nature or amount of any remedies that may be sought in connection with the foregoing construction activities.


Item 2.  Changes in Securities and Use of Proceeds

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         On May 17, 2000, Columbia held its Annual Meeting of Stockholders. On the March 20, 2000 record date, Columbia had 81,308,761 shares of common stock outstanding, each of which was entitled to one vote at the meeting. Voted upon and approved by the requisite number of shares present in person or by proxy at the meeting was: A) the election of five directors each to serve a term of three years, and B) the election of Arthur Andersen LLP as independent public accountants.

         A. Election of Directors

              Name of Director      Votes For      Votes Withheld
              ----------------      ---------      --------------
            Wilson K. Cadman        64,029,760         999,841
            James P. Heffernan      64,050,985         978,616
            Karen L. Hendricks      64,039,218         990,383
            J. Bennett Johnston     64,030,619         998,983
            Peter M. Schwolsky      63,991,924       1,037,677

         B. Election of Arthur Andersen LLP as independent public accountants:

                Votes For              Votes Against          Abstain
                ---------              -------------          -------
                64,177,173                570,790             281,638

         On June 2, 2000, a special meeting of Columbia's stockholders was held to vote on the company's proposed merger with NiSource Inc., an Indiana-based energy company. Columbia and NiSource announced on February 28, 2000, that they had entered into a definitive merger agreement, pending shareholder and regulatory approval. On the April 27, 2000 record date, Columbia had 80,101,250 shares of common stock outstanding, each of which was entitled to one vote at the meeting. The proposed merger was voted upon and approved by the requisite number of shares present in person or by proxy at the meeting. Below are the results of this meeting for the approval of Columbia's proposed merger with NiSource, Inc:

               Votes For              Votes Against          Abstain
               ---------              -------------          -------
               53,298,809                354,684             867,093


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K
         Reference is made below to those exhibits that have previously been filed with the Commission. Exhibits so referred to are incorporated by reference.

           Exhibit
           Number
           ------
             10-BG   Third amendment to employment agreement by and between
                     the Columbia Energy Group and Oliver G. Richard III,
                     effective July 21, 2000.
             10-BH   Second amendment to employment agreement by and between
                     the Columbia Energy Group and Peter M. Schwolsky,
                     effective July 21, 2000.
             10-BI   Second amendment to employment agreement by and between
                     the Columbia Energy Group and Catherine Good Abbott,
                     effective July 21, 2000.
             12*     Statements of Ratio of Earnings to Fixed Charges
             27*     Financial Data Schedule

         * Filed herewith


         The following reports on Form 8-K were filed during the second quarter of 2000.

                          Financial
               Item      Statements
             Reported     Included     Date of Event      Date Filed
             --------    ----------   ---------------   --------------
                 5         Yes **      April 13, 2000   April 13, 2000
                 5         No             May 3, 2000      May 3, 2000
                 5         No          April 24, 2000     May 12, 2000
                 5         No            May 22, 2000     May 22, 2000
                 5         No            June 2, 2000     June 2, 2000
                 5         No           June 15, 2000    June 15, 2000

         ** Summary of Financial and Operational data for the three months ended
            March 31, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                Columbia Energy Group
                                           ------------------------------------
                                                     (Registrant)







Date: August 4, 2000                   By:      /s/ Jeffrey W. Grossman
                                           ------------------------------------
                                                   Jeffrey W. Grossman
                                              Vice President and Controller
                                              (Principal Accounting Officer
                                               and Duly Authorized Officer)