Form 10-Q
period 2000-09-30
COLUMBIA ENERGY GROUP
filed 2000-10-26
CIK 22099

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
          /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended SEPTEMBER 30, 2000


          / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                          Commission file number 1-1098


                              COLUMBIA ENERGY GROUP

             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                   13-1594808
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)


                13880 Dulles Corner Lane, Herndon, VA 20171-4600

               (Address of principal executive offices) (Zip Code)



        Registrant's telephone number, including area code (703) 561-6000


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ___       ___

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X     No
                         ___      ___

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value:79,530,389 shares outstanding at September 30, 2000.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I  FINANCIAL INFORMATION
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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                              Three Months                       Nine Months
                                                             Ended September 30,              Ended September 30,
                                                             -------------------              -------------------
                                                            2000             1999          2000             1999
                                                            ----             ----          ----             ----
                                                                    (millions, except per share amounts)
NET REVENUES
    Energy sales                                     $     159.2      $     122.8      $   1,020.6      $   1,274.5
    Less:  Products purchased                               25.3              1.8            468.3            689.5
                                                     -----------      -----------      -----------      -----------
    Gross Margin                                           133.9            121.0            552.3            585.0

    Transportation                                         147.5            140.5            563.3            509.1
    Production gas sales                                    33.5             31.6            115.3             84.0
    Other                                                   39.1             40.2            129.1            153.3
                                                     -----------      -----------      -----------      -----------
Total Net Revenues                                         354.0            333.3          1,360.0          1,331.4
                                                     -----------      -----------      -----------      -----------
OPERATING EXPENSES
    Operation and maintenance                              204.9            195.7            638.9            615.3
    Settlement of gas supply charges                        --               --               --              (29.8)
    Depreciation and depletion                              43.5             46.7            153.0            174.1
    Other taxes                                             32.0             33.0            141.3            155.8
                                                     -----------      -----------      -----------      -----------
Total Operating Expenses                                   280.4            275.4            933.2            915.4
                                                     -----------      -----------      -----------      -----------
OPERATING INCOME                                            73.6             57.9            426.8            416.0
                                                     -----------      -----------      -----------      -----------
OTHER INCOME (DEDUCTIONS)
    Interest income and other, net                           5.7              8.1            103.8             20.2
    Interest expense and related charges                   (48.3)           (41.0)          (139.2)          (115.6)
                                                     -----------      -----------      -----------      -----------
Total Other Income (Deductions)                            (42.6)           (32.9)           (35.4)           (95.4)
                                                     -----------      -----------      -----------      -----------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                      31.0             25.0            391.4            320.6
Income Taxes                                                11.5              4.5            145.6            103.9
                                                     -----------      -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS                           19.5             20.5            245.8            216.7
                                                     -----------      -----------      -----------      -----------

DISCONTINUED OPERATIONS - NET OF TAXES
    Loss from operations                                    --              (30.2)            (1.5)           (49.9)
    Estimated loss on disposal                             (83.3)           (13.0)          (110.7)           (13.0)
                                                     -----------      -----------      -----------      -----------
LOSS FROM DISCONTINUED OPERATIONS - NET OF TAXES           (83.3)           (43.2)          (112.2)           (62.9)
                                                     -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                    $     (63.8)     $     (22.7)     $     133.6      $     153.8
                                                     ===========      ===========      ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE
    Continuing operations                            $      0.25      $      0.25      $      3.07      $      2.63
    Loss from discontinued operations                       --              (0.37)           (0.02)           (0.61)
    Estimated loss on disposal                             (1.05)           (0.16)           (1.38)           (0.16)
                                                     -----------      -----------      -----------      -----------
BASIC EARNINGS (LOSS) PER SHARE                      $     (0.80)     $     (0.28)     $      1.67      $      1.86
                                                     ===========      ===========      ===========      ===========

DILUTED EARNINGS (LOSS) PER SHARE
    Continuing operations                            $      0.24      $      0.25      $      3.04      $      2.61
    Loss from discontinued operations                       --              (0.37)           (0.02)           (0.60)
    Estimated loss on disposal                             (1.03)           (0.16)           (1.37)           (0.16)
                                                     -----------      -----------      -----------      -----------
DILUTED EARNINGS (LOSS) PER SHARE                    $     (0.79)     $     (0.28)     $      1.65      $      1.85
                                                     ===========      ===========      ===========      ===========

DIVIDENDS PAID PER SHARE                             $     0.225      $     0.225      $     0.675      $      0.65

BASIC AVERAGE COMMON SHARES
 OUTSTANDING (thousands)                                  79,525           81,791           80,163           82,482
DILUTED AVERAGE COMMON SHARES (thousands)                 80,441           82,432           80,930           82,925

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                        As of
                                                            ----------------------------
                                                           September 30,        December 31,
                                                              2000                   1999
                                                         -------------           ------------
                                                          (unaudited)
                                                                         (millions)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
    Gas utility and other plant, at original cost          $8,054.2                $7,886.2
    Accumulated depreciation                               (3,740.9)               (3,659.4)
                                                           --------                --------

    Net Gas Utility and Other Plant                         4,313.3                 4,226.8
                                                           --------                --------

    Gas and oil producing properties, full cost method
       United States cost center                              876.9                   823.5
       Canadian cost center                                    17.9                    12.6
    Accumulated depletion                                    (266.3)                 (251.6)
                                                           --------                --------

    Net Gas and Oil Producing Properties                      628.5                   584.5
                                                           --------                --------

Net Property, Plant and Equipment                           4,941.8                 4,811.3
                                                           --------                --------

INVESTMENTS AND OTHER ASSETS
    Unconsolidated affiliates                                  25.7                    65.6
    Net assets of discontinued operations                     279.9                   410.0
    Assets held for sale                                      134.6                    --
    Other                                                      37.1                    61.4
                                                           --------                --------

Total Investments and Other Assets                            477.3                   537.0
                                                           --------                --------

CURRENT ASSETS
    Cash and temporary cash investments                        30.3                    58.1
    Accounts receivable, net                                  278.3                   498.5
    Gas inventory                                             236.5                   144.9
    Other inventories - at average cost                        14.6                    16.1
    Prepayments                                                80.0                    70.7
    Regulatory assets                                          56.3                    52.7
    Underrecovered gas costs                                   92.3                    40.5
    Deferred property taxes                                    24.5                    79.9
    Exchange gas receivable                                   458.4                   275.4
    Other                                                      39.6                    31.0
                                                           --------                --------

Total Current Assets                                        1,310.8                 1,267.8
                                                           --------                --------

REGULATORY ASSETS                                             344.9                   358.1
DEFERRED CHARGES                                               25.7                    63.1
                                                           --------                --------

TOTAL ASSETS                                               $7,100.5                $7,037.3
                                                           ========                ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                               As of
                                                   ---------------------------
                                                   September 30,    December 31,
                                                      2000              1999
                                                   -------------    ------------
                                                   (unaudited)

                                                             (millions)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
    Common stock equity                               $2,034.3       $2,064.0
    Long-term debt                                     1,639.2        1,639.3
                                                      --------       --------

Total Capitalization                                   3,673.5        3,703.3
                                                      --------       --------

CURRENT LIABILITIES
    Short-term debt                                       54.1          465.5
    Current maturities of long-term debt                 311.1          311.1
    Accounts and drafts payable                          238.7          240.8
    Accrued taxes                                        144.5          216.1
    Accrued interest                                      75.6           32.4
    Estimated rate refunds                                 7.3           21.4
    Overrecovered gas costs                                8.8           14.6
    Transportation and exchange gas payable              223.7          297.5
    Deferred revenue                                     436.0           40.0
    Other                                                305.5          366.8
                                                      --------       --------

Total Current Liabilities                              1,805.3        2,006.2
                                                      --------       --------

OTHER LIABILITIES AND DEFERRED CREDITS
    Deferred income taxes, noncurrent                    741.1          661.9
    Investment tax credits                                31.6           32.6
    Postretirement benefits other than pensions          116.7           91.0
    Regulatory liabilities                                34.3           36.4
    Deferred revenue                                     512.2          300.8
    Other                                                185.8          205.1
                                                      --------       --------
Total Other Liabilities and Deferred Credits           1,621.7        1,327.8
                                                      --------       --------
TOTAL CAPITALIZATION AND LIABILITIES                  $7,100.5       $7,037.3
                                                      ========       ========

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                            Nine Months
                                                                          Ended September 30,
                                                                         -------------------
                                                                         2000           1999
                                                                         ----           ----
                                                                               (millions)
OPERATING ACTIVITIES
   Net income                                                           $133.6           $153.8
   Adjustments to reconcile net income to net
       cash from continuing operations:
      Loss from discontinued operations                                    1.5             49.9
      Loss from disposal of discontinued operations                      110.7             13.0
      Depreciation and depletion                                         153.0            174.1
      Deferred income taxes                                               64.6             64.8
      Gain on sale of partnership                                        (90.5)            --
      Earnings from equity investment, net of distributions               (9.7)           (10.4)
      Deferred revenue                                                   211.4            (10.5)
      Other - net                                                         21.4            (36.5)
                                                                        ------           ------
                                                                         596.0            398.2
   Change in components of working capital:
      Accounts receivable, net of sale                                   112.2            180.0
      Sale of accounts receivable                                         77.7             --
      Gas inventory                                                      (91.6)           (24.6)
      Other inventories - at average cost                                  1.5              3.7
      Prepayments                                                         (9.3)            (7.9)
      Accounts payable                                                   (12.3)            32.6
      Accrued taxes                                                      (71.6)          (121.4)
      Accrued interest                                                    43.2             35.7
      Estimated rate refunds                                             (14.1)           (18.3)
      Estimated supplier obligations                                      --              (40.7)
      Under/Overrecovered gas costs                                      (57.6)           (49.2)
      Exchange gas receivable/payable                                   (256.8)           117.5
      Deferred revenue                                                   396.0              1.5
      Other working capital                                               41.3             66.2
                                                                        ------           ------
Net Cash From Continuing Operations                                      754.6            573.3
Net Cash From Discontinued Operations                                     17.9           (136.4)
                                                                        ------           ------
Net Cash From Operating Activities                                       772.5            436.9
                                                                        ------           ------

INVESTMENT ACTIVITIES
   Capital expenditures                                                 (305.9)          (311.0)
   Capital expenditures - assets held for sale                           (41.1)            --
   Sale and purchase of investments                                      107.5            (63.2)
                                                                        ------           ------
Net Investment Activities                                               (239.5)          (374.2)
                                                                        ------           ------

FINANCING ACTIVITIES
   Dividends paid                                                        (54.1)           (53.5)
   Issuance of common stock                                                5.4              9.5
   Issuance (repayment) of short-term debt                              (411.4)           376.5
   Retirement of long-term debt                                           --              (52.5)
   Purchase of treasury stock                                           (114.1)          (132.3)
   Other financing activities                                             13.4           (213.0)
                                                                        ------           ------
Net Financing Activities                                                (560.8)           (65.3)
                                                                        ------           ------
Decrease in cash and temporary cash investments                          (27.8)            (2.6)
Cash and temporary cash investments at beginning of year                  58.1             20.8
                                                                        ------           ------
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30 *                   $ 30.3           $ 18.2
                                                                        ======           ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                               $ 89.0           $ 75.3
   Cash paid for income taxes (net of refunds)                          $ 68.2           $ 69.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* Columbia considers all highly liquid short-term investments to be cash equivalents.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                                                 As of
                                                                    ----------------------------
                                                                     September 30,   December 31,
                                                                        2000            1999
                                                                     -----------     -----------
                                                                     (unaudited)

                                                                                (millions)
Common stock, $.01 par value, authorized
   200,000,000 shares, issued 83,898,689
   and 83,786,942 shares, respectively                            $      0.8         $      0.8

Additional paid in capital                                           1,617.0            1,611.6

Retained earnings                                                      666.4              586.9

Unearned employee compensation                                          (0.3)              (0.6)

Accumulated other comprehensive income (loss)                           (0.5)               0.3

Treasury stock, at cost (4,368,300 and 2,478,500 shares)              (249.1)            (135.0)
                                                                  -----------        ------------

TOTAL COMMON STOCK EQUITY                                         $  2,034.3         $  2,064.0
                                                                  ===========        =============

Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                          For the year to date
                                                              period ended
                                                    -------------------------------
                                                    September 30,       December 31,
                                                       2000               1999
                                                    -------------       ------------
                                                    (unaudited)
                                                               (millions)
COMPREHENSIVE INCOME
    Net income                                         $133.6           $249.2
    Other Comprehensive Income (Loss):
      Foreign currency translation adjustment            (0.8)             0.5
                                                       ------           ------
COMPREHENSIVE INCOME                                   $132.8           $249.7
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

      The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Columbia's 1999 Annual Report on Form 10-K (Form 10-K) and Quarterly Reports on Form 10-Q for the first and second quarters of 2000. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation. As discussed in Note 5, the 1999 financial statements have been reclassified to report Columbia Propane Corporation (Columbia Propane), Columbia Petroleum Corporation (Columbia Petroleum) and Columbia Energy Services Corporation (Columbia Energy Services) Wholesale and Trading operations, Major Accounts and Retail Mass Markets businesses as discontinued operations.

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

      The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The computation of diluted average common shares follows:

                                                            Three Months                    Nine Months
                                                         Ended September 30,           Ended September 30,
                                                         -------------------           -------------------
Diluted Average Common Shares Computation               2000           1999           2000            1999
-------------------------------------------------------------------------------------------------------------
  Denominator (thousands)
    Basic average common shares outstanding           79,525          81,791          80,163          82,482
    Dilutive potential common shares - options           916             641             767             443
-------------------------------------------------------------------------------------------------------------
  DILUTED AVERAGE COMMON SHARES                       80,441          82,432          80,930          82,925
=============================================================================================================

3.    Treasury Stock

      In March 2000, Columbia announced that it had restarted its open market share repurchase program, that was authorized by Columbia's Board of Directors (Columbia's Board). The program had been suspended since October 1999, when Columbia's Board authorized Columbia's management to explore strategic alternatives to enhance shareholder value. Under the recommenced program, Columbia was allowed to repurchase up to $300 million of its common shares through July 14, 2000. The repurchase program authorized Columbia to make purchases in the open market or otherwise. The timing and terms of purchases, and the number of shares actually purchased, were determined by management based on several factors including market conditions. Purchased shares are held in treasury at cost and are available for general corporate purposes or resale at a future date or may be retired. During the first nine months of 2000, Columbia purchased 1,889,800 common shares at a cost of $114.1 million under the recommenced program. As of September 30, 2000, Columbia had

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


purchased 4,368,300 common shares at a cost of $249.1 million.

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

                                                             Three Months                         Nine Months
                                                           Ended September 30,                Ended September 30,
                                                           -------------------                -------------------
  ($ in millions)                                          2000              1999              2000              1999
---------------------------------------------------------------------------------------------------------------------
  REVENUES
    Transmission and Storage
      Unaffiliated                                        133.9             130.0             444.3             425.8
      Intersegment                                         53.2              44.6             176.4             184.9
---------------------------------------------------------------------------------------------------------------------
      TOTAL                                               187.1             174.6             620.7             610.7
---------------------------------------------------------------------------------------------------------------------
    Distribution
      Unaffiliated                                        196.7             167.9           1,233.3           1,504.5
      Intersegment                                          0.1              --                 0.9               0.9
---------------------------------------------------------------------------------------------------------------------
      TOTAL                                               196.8             167.9           1,234.2           1,505.4
---------------------------------------------------------------------------------------------------------------------
    Exploration and Production
      Unaffiliated                                         39.4              35.6             131.3              96.6
      Intersegment                                          0.5               0.2               1.4               1.2
---------------------------------------------------------------------------------------------------------------------
      TOTAL                                                39.9              35.8             132.7              97.8
---------------------------------------------------------------------------------------------------------------------
    Power Generation and Other
      Unaffiliated                                         10.4               6.8              38.9              18.2
      Intersegment                                         (0.2)              0.1              (0.2)             (0.4)
---------------------------------------------------------------------------------------------------------------------
      TOTAL                                                10.2               6.9              38.7              17.8
---------------------------------------------------------------------------------------------------------------------
    Adjustments and eliminations
      Unaffiliated                                          0.3              --                 0.3              --
      Intersegment                                        (53.6)            (44.9)           (178.5)           (186.6)
---------------------------------------------------------------------------------------------------------------------
      TOTAL                                               (53.3)            (44.9)           (178.2)           (186.6)
---------------------------------------------------------------------------------------------------------------------
    CONSOLIDATED                                          380.7             340.3           1,848.1           2,045.1
---------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME (LOSS)
    Transmission and Storage                               61.3              55.4             252.1             255.5
    Distribution                                           12.3               1.3             149.9             148.1
    Exploration and Production                             15.5              11.6              51.3              24.1
    Power Generation and Other                            (15.8)              0.9             (14.5)             (1.3)
    Corporate                                               0.3             (11.3)            (12.0)            (10.4)
---------------------------------------------------------------------------------------------------------------------
    CONSOLIDATED                                           73.6              57.9             426.8             416.0
======================================================================================================================

5.    Discontinued Operations

      On May 22, 2000, as a result of its ongoing strategic assessment, Columbia announced that it decided to sell Columbia Propane, a propane marketer. Columbia also announced its decision to sell Columbia Petroleum, a diversified petroleum distribution company. Columbia Propane and Columbia Petroleum are reported as discontinued operations and therefore the financial statements for 1999

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

      have been reclassified accordingly.

      In the third quarter 2000, Columbia sold its Retail Mass Marketing business to The New Power Company. The proceeds from the sale were $44.2 million. Columbia Energy Services ceased operations of its Major Accounts business during the third quarter of 2000. Columbia Energy Services' Wholesale and Trading operations, Major Accounts and Retail Mass Markets businesses are reported as discontinued operations.

      The revenues from discontinued operations were $153.1 million (Gas-$20.8 million, Power Trading-$1 million, Propane-$49.9 million, Petroleum-$73.6 million and Other $7.8 million) and $657.9 million (Gas-$186.9 million, Power Trading-$12.2 million, Propane-$213.7 million, Petroleum-$217.4 million and Other-$27.7 million) for the three months and nine months ended September 30, 2000, respectively. The revenues from discontinued operations were $1,638.1 million (Gas-$1,098.3 million, Power Trading-$453.2 million, Propane-$31.2 million, and Petroleum-$49.4 million and Other-$6 million) and $4,542.8 million (Gas-$3,376.4 million, Power Trading $1,005.1 million, Propane-$78.5 million, Petroleum-$70.8 million and Other $12 million) for the three months and nine months ended September 30, 1999. The loss from discontinued operations and the estimated loss on disposal information are provided in the following table.

                                                                      Three Months                   Nine Months
                                                                   Ended September 30,            Ended September 30,
                                                                   -------------------            -------------------
($ in millions)                                                   2000            1999            2000            1999
--------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                 --              48.9            2.0             77.4

Income tax benefit                                                --              18.7             .5             27.5
--------------------------------------------------------------------------------------------------------------------------
NET LOSS FROM DISCONTINUED OPERATIONS                             --              30.2             1.5            49.9
--------------------------------------------------------------------------------------------------------------------------
Estimated loss on disposal                                       128.2            20.0           166.3            20.0
Income tax benefits                                               44.9             7.0            55.6             7.0
--------------------------------------------------------------------------------------------------------------------------
NET ESTIMATED LOSS ON DISPOSAL                                    83.3            13.0           110.7            13.0
--------------------------------------------------------------------------------------------------------------------------

The net assets of the discontinued operations were as follows:


        ($ in millions)                                                 SEPTEMBER 30, 2000      December 31, 1999
------------------------------------------------------------------------------------------------------------------
        NET ASSETS OF DISCONTINUED OPERATIONS
           Accounts receivable, net                                            62.0             416.7
           Property, Plant and Equipment, net                                 220.5             212.0
           Other assets                                                       127.4             239.6
           Accounts payable                                                   (74.6)           (388.4)
           Other liabilities                                                  (55.4)            (69.9)
-----------------------------------------------------------------------------------------------------------------
        NET ASSETS OF DISCONTINUED OPERATIONS                                 279.9             410.0
-----------------------------------------------------------------------------------------------------------------

6.    Voluntary Incentive Retirement Programs

      On September 30, 1999, Columbia Gas Transmission Corporation (Columbia Transmission) announced the introduction of their voluntary incentive retirement program (VIRP). Approximately 600 Columbia Transmission employees were eligible for the program, which provides a retirement incentive for active employees who were age fifty and above with at least five years of service as of March 1, 2000. During the acceptance period that began on January 1, 2000, and closed on January 31, 2000, 486 employees elected early retirement. The majority of the retirements occurred in the first quarter of 2000. As a result of settlement gains, Columbia Transmission recorded a net gain of $13.4 million in the first nine months of 2000 related to its VIRP.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


      In February 2000, the five distribution subsidiaries and Columbia Energy Group Service Corporation (Service Corp.) announced the introduction of their VIRP. Approximately 880 employees were eligible for the program, which provides a retirement incentive for certain active employees who were age fifty and above with at least five years of service as of June 1, 2000. During the acceptance period that began on April 1, 2000, and closed on April 30, 2000, 679 employees elected early retirement. The majority of the retirements occurred in the second quarter of 2000. The distribution subsidiaries and Service Corp. recorded a net charge of $8.8 million in the first nine months of 2000 related to their VIRP.

      The VIRPs did not result in a curtailment of the pension plan as defined in Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits".

      In September 2000, Columbia announced that employees of the five distribution subsidiaries and Service Corp. that were not eligible for the February 2000 VIRP, as well as the employees of Columbia Energy Resources, Inc. would be offered a VIRP. Approximately 400 employees are eligible for the program, which provides a retirement incentive for certain employees who are age fifty and above with a least five years of service as of January 1, 2001, and are not a member of a bargaining unit. The eligible employees for this VIRP have approximately 45 days after the closing date of the merger with NiSource, Inc. to elect early retirement. The actual retirement date for those employees electing the VIRP will be based on the specific business needs of the business units. Retirement costs for these employees are funded through the pension plan and will not have a significant impact on Columbia's consolidated net income.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          OPERATING INCOME (LOSS) BY SEGMENT

                                             Three Months                    Nine Months
                                          Ended September 30,              Ended September 30,
                                          -------------------              -------------------
                                       2000              1999           2000              1999
                                       ----              ----           ----              ----
                                                              (millions)

Transmission and Storage            $  61.3         $  55.4         $  252.1         $  255.5

Distribution                           12.3             1.3            149.9            148.1

Exploration and Production             15.5            11.6             51.3             24.1

Power Generation and Other            (15.8)            0.9            (14.5)            (1.3)

Corporate                               0.3           (11.3)           (12.0)           (10.4)
                                   --------         --------         ---------       ---------

   CONSOLIDATED                     $  73.6         $  57.9         $  426.8         $  416.0
                                   ========        ========         ========         ========


        DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)


                                                Three Months                 Nine Months
                                            Ended September 30,           Ended September 30,
                                            -------------------           -------------------
                                            2000        1999            2000             1999
                                            ----        ----            ----             ----

Actual                                       149          80           3,294            3,341

Normal                                        41          41           3,600            3,568

% Colder (warmer) than normal                263          95              (9)              (6)

% Colder (warmer) than prior period           86          95              (1)              16



                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              CONSOLIDATED RESULTS


   Forward-Looking  Statements

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding market risk sensitive instruments, contains "forward-looking statements" within the meaning of
   Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, underlying assumptions and statements that are other than historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objective and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather conditions, fluctuations in energy-related commodity prices, service territories, successful consummation of dispositions, growth opportunities for Columbia's regulated and nonregulated businesses, dealings with third parties over whom Columbia has no control, actual operating experience of acquired assets, the ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions and counter-party credit risk, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

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


Third Quarter Results

                        Income from Continuing Operations

Columbia reported consolidated income from continuing operations for the third quarter 2000 of $19.5 million, or $0.24 per share, a decrease of $1 million, or $0.01 per share from the same period last year. Including discontinued operations, Columbia reported a net loss of $63.8 million, or $0.79 per share, for the third quarter 2000 compared to a net loss of $22.7 million, or $0.28 per share, in the same period last year. All per share amounts are on a diluted basis.

After adjusting for one-time items, third quarter 2000 income from continuing operations was $32.4 million, compared to $26.3 million in the same period last year. The effect of higher interest expense and additional costs related to the fiber-optics network being built was largely offset by the favorable effect of lower labor and benefit costs and higher natural gas prices received for production. The lower labor and benefits costs were attributable to voluntary incentive retirement programs (VIRP) implemented at several subsidiaries earlier this year.

One-time items in the current quarter include costs recorded for a previously disclosed regulatory issue related to certain prior transactions by the transmission subsidiaries as well as employee-related payments

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

made primarily resulting from the achievement of specific objectives in the development of Columbia Electric, Corporation's (Columbia Electric's) projects. In last year's third quarter, income was reduced by approximately $5.8 million after-tax for professional fees associated with the tender offer by NiSource, Inc (NiSource).

                                    Revenues

Total third quarter 2000 consolidated net revenues (operating revenues less associated products purchased costs) were $354 million, a $20.7 million increase over the same period last year. The increase was primarily attributable to higher natural gas prices for Columbia Energy Resources, Inc.'s (Columbia Resources') production volumes and an increase in transportation services that more than offset the effect of a small decrease in natural gas production.

                                    Expenses

Operating expenses for the third quarter of 2000 were $280.4 million, an increase of $5 million over the same period last year. The increase was largely due to additional costs for certain prior transactions by the transmission subsidiaries and employee-related costs for Columbia Electric's projects, as mentioned above. Tempering these increases were reduced labor and benefits costs as a result of implementing the VIRP. Third quarter 1999 included professional fees relating to the tender offer made by NiSource.

                            Other Income (Deductions)

Other Income (Deductions), which includes interest income and other, net and interest expense and related charges, decreased income by $42.6 million for the third quarter of 2000 compared to a decrease of $32.9 million in the same period last year. Interest income and other, net of $5.7 million for the third quarter 2000 was down $2.4 million from the same period last year reflecting reduced short-term investments. Interest expense and related charges of $48.3 million in the third quarter of 2000, increased $7.3 million compared to the same period in 1999 primarily due to additional short-term borrowings in the current period.

                                  Income Taxes

Income tax expense of $11.5 million in the third quarter of 2000 increased $7 million over the third quarter of 1999 as the effect of higher pre-tax income was more than offset by the recording of certain deferred taxes.

Nine-Month Results
                        Income from Continuing Operations

Columbia's income from continuing operations for the first nine months of 2000 was $245.8 million, or $3.04 per share, an increase of $29.1 million, or $0.43 per share, over the $216.7 million, or $2.61 per share, for the same period in 1999.

Excluding third quarter one-time items in 2000 and 1999 mentioned above, and the gain recorded earlier this year on the sale of Cove Point LNG, costs for tender-offer related professional fees, and a $20.6 million after-tax gain recorded in 1999 related to a producer settlement, income from continuing operations for 2000 was $212.6 million, an increase of $17.1 million over that in 1999, despite warmer weather. This improvement was largely due to an increase in natural gas production and prices together with lower labor and benefits costs as a result of the VIRPs. The improvement for the VIRPs was due in part to settlement gains recorded in the first and third quarters of 2000. Tempering these improvements were higher interest costs reflecting additional short-term borrowings and higher operation and maintenance costs.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        CONSOLIDATED RESULTS (CONTINUED)

                                    Revenues

For the nine months ended September 30, 2000, net revenues of $1,360 million increased $28.6 million over the same period in 1999. The improvement was primarily related to higher gas prices and production for Columbia Resources' operations and increased transportation services. Partially offsetting this increase were lower revenues from the sale of base gas volumes for the transmission and storage operations and reduced gas sales by the distribution segment due to warmer weather in 2000.

                                    Expenses

Operating expenses for the first nine months of 2000 were $933.2 million, an increase of $17.8 million over the same period last year, due to a reduction in the first quarter of 1999 operating expenses for the producer settlement. Operating expenses were higher in the current period due to additional costs for certain prior transactions by the transmission subsidiaries and costs related to Columbia Electric's projects, as mentioned above. Tempering these higher expenses was lower gross receipts taxes and the beneficial effect of the VIRP. Also decreasing operating expense during the first nine months of 2000 was a reduction in depreciation expense, as provided for under the terms of Columbia Gas of Ohio, Inc.'s (Columbia of Ohio) 1999 regulatory settlement.

                            Other Income (Deductions)

Other Income (Deductions), decreased income by $35.4 million for the first nine months of 2000 compared to a reduction to income of $95.4 million in the same period last year. Interest income and other, net of $103.8 million for the 2000 period was up $83.6 million over the same period in 1999. The increase was due to the sale of Cove Point LNG, mentioned previously, partially offset by reduced interest income on short-term investments. In 1999, a $2.9 million gain was recorded as a result of the sale of Columbia Energy Resources' surface coal property. Interest expense and related charges increased $23.6 million in the first nine months of 2000, due to additional short-term borrowings due in part to fund the stock repurchase program together with higher interest rates on short-term borrowings.

                                  Income Taxes

Income tax expense of $145.6 million in the first nine months of 2000 increased $41.7 million over the same period in 1999 due to higher pre-tax income and certain tax benefits realized last year.

                             Discontinued Operations

Earlier in 2000, Columbia undertook an evaluation of the appropriateness of remaining in some of its businesses given the rapidly changing energy industry and its pending merger with NiSource. During the course of this assessment, it was determined to essentially exit the energy marketing operations, which includes the propane, petroleum and Columbia Energy Services Corporation's (Columbia Energy Services) Mass Marketing businesses, as discussed below. In accordance with generally accepted accounting principles, the results from the following businesses are now reported as discontinued operations.

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

In the third quarter of 2000, Columbia sold its retail energy mass marketing business to The New Power Company, a national residential and small business energy provider.

For the third quarter of 2000, discontinued operations reflected an after-tax loss of $83.3 million, compared to a $43.2 million after-tax loss in the same period last year. Included in the amount recorded for discontinued operations is an additional loss on the propane and petroleum businesses to reflect the anticipated sale of these assets. For the first nine months of 2000, discontinued operations represented an after-tax loss of $112.2 million, $49.3 million greater than for the same period in 1999.

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

Net cash from continuing operations for the first nine months of 2000 was $754.6 million, a $181.3 million increase over the same period in 1999. The increase was primarily due to prepayments received for natural gas to be delivered in the future, differences associated with exchange gas activity and other working capital items partially offset by reduced cash receipts due to the impact of warmer weather.

Columbia satisfies its liquidity requirements primarily through internally generated funds and from the sale of commercial paper, which is supported by two unsecured bank revolving credit facilities (Credit Facilities) that totaled $1.35 billion on September 30, 2000.

On October 11, 2000, the Credit Facilities were amended and restated, and decreased in aggregate to $900 million. The existing $450 million 364-day facility was increased in size to $850 million, and is scheduled to expire in October 2001. The existing $900 million five-year facility was decreased in size to $50 million, shortened to a two-year facility expiring in October 2002, and will be solely used to support the issuance of letters of credit.

Interest rates on borrowings under the Credit Facilities are based upon the London Interbank Offered Rate, Certificate of Deposit rates or other short-term interest rates. In addition, the Credit Facilities have a utilization fee if borrowings exceed a certain level. The interest rate margins and facility fee on the commitment amounts are based on Columbia's public debt ratings. Moody's Investors Service, Inc. (Moody's), Fitch Investors Service (Fitch) and Standard & Poor's Ratings Group (S&P) rating of Columbia's long-term debt is A3, A and BBB+, respectively. Columbia's long-term debt ratings are currently under review for a possible change by Moody's, Fitch and S&P. Under the Credit Facilities, higher debt ratings result in lower facility fees and interest rate margins on borrowings. Columbia's commercial paper ratings are P-2 by Moody's, F-1 by Fitch and A-2 by S&P.

As of September 30, 2000, Columbia had approximately $127.9 million of letters of credit issued, of which approximately $49 million were issued under the Credit Facilities, and $54.1 million of commercial paper was outstanding.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)


In 1998, Columbia entered into several fixed-to-floating interest-rate swap agreements to modify the interest characteristics of $300 million of its outstanding long-term debt. As a result of these transactions, that portion of Columbia's long-term debt is now subject to fluctuations in interest rates. This allows Columbia to benefit from a lower interest rate environment. In order to maintain a balance between fixed and floating interest rates, Columbia is targeting average annual floating rate debt exposure for 10 to 20% of its outstanding long-term debt.

Columbia has an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) for the issuance of up to $1 billion in aggregate of debentures, common stock or preferred stock in one or more series. Currently, Columbia has $750 million available under the shelf registration.

Management believes that its sources of funding are sufficient to meet the short-term and long-term liquidity needs of Columbia.

Common Stock Repurchase Program
During 1999, Columbia's Board of Directors (Columbia's Board) authorized the repurchase of up to $500 million of Columbia's common stock through July 14, 2000, in the open market or otherwise. During that period a total of 4,368,300 common shares has been repurchased under this program at a cost of $249.1 million. Purchased shares are held in treasury to be made available for general corporate purposes, resold at a future date or retired.

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

Subject to the terms and conditions of the Merger Agreement, upon completion of the transaction, Columbia's shareholders will receive, for each share of Columbia common stock, $70 in cash plus $2.60 face value SAILS(SM) (a unit consisting of a zero coupon debt security with a forward equity contract). Columbia's shareholders also have the option to elect to receive (in lieu of cash and SAILS(SM)) shares in the new holding company in a tax-free exchange, for up to 30% of the outstanding shares of Columbia common stock. Pursuant to the stock election option, each Columbia share will be exchanged for up to $74 in new holding company stock. If the average closing price of NiSource shares during the 30 days prior to the closing of the transaction is greater than $16.50, Columbia shareholders will receive shares of the new holding company valued at $74 for each share of Columbia stock, and if the average closing price of NiSource shares during the 30 days prior to closing of the transaction is $16.50 or below, Columbia

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

shareholders will receive 4.4848 shares of new holding company stock for each Columbia share. Upon completion of the transaction, NiSource shareholders will receive one share of holding company stock for each share of NiSource common stock that they own.

As of the filing date of this Form 10-Q, regulatory actions on the merger have been completed in all of the necessary states and the Federal Energy Regulatory Commission (FERC). Approval from the SEC is expected in the near future and it is anticipated that the merger will be completed on November 1, 2000.

Voluntary Retirement Programs
In September 1999, Columbia Transmission announced a VIRP that provided a retirement incentive for active employees who were age fifty and above with at least five years of service as of March 1, 2000. Approximately 486 of its 600 eligible employees elected early retirement under this program with the majority of the retirements occurring in the first quarter of 2000.

In February 2000, the five distribution subsidiaries and Columbia Energy Group Service Corp. (Columbia Service Corp) also announced a VIRP for selected areas within these organizations. Of the 879 employees eligible for the program, 679 employees elected early retirement. Most of the retirements from this second VIRP occurred on June 1, 2000, with the remainder scheduled to occur on December 1, 2000, due to business needs.

In September 2000, Columbia announced that employees of the five distribution subsidiaries and Service Corp. that were not eligible for the February 2000 program, as well as the employees of Columbia Resources would be offered a VIRP. To be eligible for the VIRP, an employee must be age fifty and above with at least five years of service as of January 1, 2001, and not be a member of a bargaining unit. The approximately 400 employees eligible for the program have about 45 days after the closing date of the merger with NiSource to elect early retirement. The actual retirement date for those employees electing the VIRP will be based on the specific business needs of the business units.

Retirement costs for these employees are funded through the pension plan. Costs related to implementing these programs will not have a significant effect on Columbia's consolidated annual income and they are expected to reduce future labor and benefits costs due to a reduced employee complement.

Presentation of Segment Information

Columbia revised its presentation of its primary business segment information beginning with the reporting of second quarter 2000 results. As a result of the discontinuation of most of the businesses within the Energy Marketing Operations, this segment has been deleted. (See Note 5 of Part 1, Item 1 - Financial Statements for additional information.) In addition, due to the recent sale of Cove Point LNG, the Power Generation, LNG and Other Operations segment has been renamed Power Generation and Other. The results for Columbia Service Partners Inc., which provides energy-related services to primarily residential customers, were previously in Energy Marketing Operations. These operations were reclassified to Power Generation and Other Operations.

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

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        CONSOLIDATED RESULTS (CONTINUED)

Due to the sale of Columbia's Wholesale and Trading business in late 1999, and the Mass Marketing business in 2000, Columbia's use of derivatives has been significantly reduced. Columbia Resources utilizes financial instruments to fix prices for a portion of its future production volumes, which are hedged in the marketplace through a third party. Columbia Propane Corporation, which is currently being prepared for sale, utilizes financial instruments to help protect the value of its propane and petroleum inventories and commitments.

Derivative instruments continue to be controlled within predetermined limits as provided by Columbia's senior management. Columbia's policy prohibits any Columbia subsidiary from entering into derivative transactions that are not effectively connected with its business. Market risks are monitored by an independent risk control group that operates separately from the area that creates or actively manages these risk exposures in order to monitor compliance with Columbia's stated risk management policies. As a result of hedging activities and forward price sales, at September 30, 2000, Columbia's exposure to commodity price risk through 2002 for Columbia Resources' production and propane operations was not material.

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

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                TRANSMISSION AND STORAGE OPERATIONS

                                                  Three Months                    Nine Months
                                              Ended September 30,             Ended September 30,
                                              -------------------             -------------------
                                            2000            1999            2000              1999
                                            ----            ----            ----              ----
                                                                   (millions)
OPERATING REVENUES
Transportation revenues                   $138.0           $125.3           $463.8           $442.2
Storage revenues                            44.5             44.5            133.2            138.5
Other revenues                               4.6              4.8             23.7             30.0
                                           -----            -----            -----            -----
Total Operating Revenues                   187.1            174.6            620.7            610.7
                                           -----            -----            -----            -----

OPERATING EXPENSES
Operation and maintenance                   86.2             80.9            245.9            264.4
Settlement of gas supply charges            --               --               --              (29.8)
Depreciation                                27.2             26.2             81.8             79.8
Other taxes                                 12.4             12.1             40.9             40.8
                                           -----            -----            -----            -----
Total Operating Expenses                   125.8            119.2            368.6            355.2
                                           -----            -----            -----            -----
OPERATING INCOME                          $ 61.3           $ 55.4           $252.1           $255.5
                                          ======           ======           ======           ======
THROUGHPUT (Bcf)
Transportation
Columbia Transmission
Market area                                141.2            149.3            705.6            707.7
Columbia Gulf
Mainline                                   149.5            144.5            457.2            441.4
Short-haul                                  52.5             57.5            150.5            166.1
Intrasegment eliminations                 (138.5)          (135.8)          (435.7)          (420.1)
                                          ------           -------          --------         -------
Total Throughput                           204.7            215.5            877.6            895.1
                                          ======           ======           =======         ========

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)



Proposed Millennium Pipeline Project

The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to northeast and mid-Atlantic markets. The 442-mile pipeline will connect to TransCanada PipeLines Ltd. at a new Lake Erie export point and transport approximately 700,000 Mcf (thousand cubic feet) per day to eastern markets. There are currently seven shippers who have signed agreements for a significant portion, in aggregate, of the available capacity. Based on delays attributed to the regulatory approval process at the FERC, the Millennium Project sponsors have advised the FERC of a revised in-service date of November 1, 2002.

The sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada PipeLines Ltd. and MCN Energy Group, Inc.

Mainline '99

Columbia Gulf Transmission Company's (Columbia Gulf's) largest expansion of its mainline facilities, referred to as Mainline '99, will increase Columbia Gulf's certificated capacity to nearly 2.2 billion cubic feet (Bcf) per day by replacing certain compressor units and increasing the horsepower capacity of other compressor stations. On December 1, 1999, approximately 270,000 Dth/day of additional capacity was made available on Columbia Gulf's mainline. The project is currently in the final phase that is expected to add additional capacity of approximately 45,000 Dth/day by November 1, 2000.

Discussions with FERC

The transmission and storage subsidiaries have been in confidential discussions with the staff of the FERC to resolve a previously disclosed regulatory issue. In late October 2000, the FERC issued an order approving a settlement between FERC staff and the transmission subsidiaries resolving all regulatory issues. The financial impact on earnings of this settlement was recorded in the third quarter of 2000.

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

Throughput for the transmission and storage segment totaled 204.7 Bcf and 877.6 Bcf for the third quarter and first nine months of 2000, respectively. The third quarter reflected a decrease of 10.8 Bcf from the same period in 1999 primarily due to reduced demand from natural gas fired electric generation facilities as a result of cooler than normal summer weather. For the year-to-date period, throughput decreased 17.5 Bcf from the 1999 period due largely to the effect of warmer weather early in the year combined with decreased third quarter requirements attributable to cooler summer weather and lower offshore throughput.

Operating Revenues

Total operating revenues were $187.1 million for the third quarter of 2000, an increase of $12.5 million over the same period last year due primarily to higher demand revenues from increased transportation services.

For the first nine months of 2000, operating revenues were $620.7 million, an increase of $10 million over the same period last year reflecting increased transportation revenues. The increase in transportation

                        PART I -  FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

revenues was partially offset by lower revenues from the sale of Columbia Transmission's storage base gas.

Operating Income

Third quarter 2000 operating income of $61.3 million, increased $5.9 million over the same period in 1999 due largely to higher operating revenues together with lower labor and benefits costs attributable to Columbia Transmission's VIRP that was implemented in the first quarter of 2000. Tempering these improvements were costs recorded for a previously disclosed regulatory issue related to certain prior transactions.

For the first nine months of 2000, operating income was $252.1 million, a decrease of $3.4 million from the same period in 1999. This decrease is primarily due to a gain on a Columbia Transmission producer settlement recorded in 1999 and expense recorded in the third quarter of 2000 for the regulatory issue mentioned above, partially offset by lower labor and benefits costs due to the implementation of the VIRP and higher revenues.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             DISTRIBUTION OPERATIONS


                                                         Three Months                    Nine Months
                                                     Ended September 30,             Ended September 30,
                                                   ------------------------        ------------------------
                                                     2000            1999            2000            1999
                                                   --------        --------        --------        --------
                                                                           (millions)
NET REVENUES
    Sales revenues                                 $  150.5        $  120.1        $  992.1        $1,283.9
    Less: Cost of gas sold                             68.7            43.0           614.6           865.0
                                                   --------        --------        --------        --------
    Net Sales Revenues                                 81.8            77.1           377.5           418.9
                                                   --------        --------        --------        --------

    Transportation revenues                            46.3            47.8           242.1           221.5
    Less: Associated gas costs                          1.5             5.2            19.8            24.1
                                                   --------        --------        --------        --------
    Net Transportation Revenues                        44.8            42.6           222.3           197.4
                                                   --------        --------        --------        --------

Net Revenues                                          126.6           119.7           599.8           616.3
                                                   --------        --------        --------        --------

OPERATING EXPENSES
    Operation and maintenance                          89.9            89.6           320.0           299.2
    Depreciation                                        9.2            11.5            42.3            64.6
    Other taxes                                        15.2            17.3            87.6           104.4
                                                   --------        --------        --------        --------
Total Operating Expenses                              114.3           118.4           449.9           468.2
                                                   --------        --------        --------        --------

OPERATING INCOME                                   $   12.3        $    1.3        $  149.9        $  148.1
                                                   ========        ========        ========        ========

THROUGHPUT (Bcf)
    Sales
        Residential                                     7.7             7.7            81.3            92.3
        Commercial                                      3.2             2.9            29.1            30.9
        Industrial and other                            0.8             0.6             2.8             2.2
                                                   --------        --------        --------        --------
    Total Sales                                        11.7            11.2           113.2           125.4
    Transportation                                     60.5            65.8           260.3           250.6
                                                   --------        --------        --------        --------
Total Throughput                                       72.2            77.0           373.5           376.0
Off-System Sales                                        1.2             1.6            10.7           167.1
                                                   --------        --------        --------        --------
Total Sold and Transported                             73.4            78.6           384.2           543.1
                                                   ========        ========        ========        ========

SOURCES OF GAS FOR THROUGHPUT (Bcf)
    Sources of Gas Sold
        Spot market*                                   77.1            96.1           217.0           239.0
        Producers                                       2.3             4.7             8.5             9.4
        Storage withdrawals (injections)              (35.0)          (33.2)          (22.5)           (7.6)
        Other                                         (31.5)          (54.8)          (79.1)           51.7
                                                   --------        --------        --------        --------
    Total Sources of Gas Sold                          12.9            12.8           123.9           292.5
    Gas received for delivery to customers             60.5            65.8           260.3           250.6
                                                   --------        --------        --------        --------
Total Sources                                          73.4            78.6           384.2           543.1
                                                   ========        ========        ========        ========

* Reflects volumes under purchase contracts of less than one year.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)

Market Conditions
Weather in Columbia's market area for its distribution subsidiaries (Distribution) for the first nine months of 2000 was 9% warmer than normal and one percent warmer than the same period in 1999. As a result, Distribution's weather-sensitive deliveries for the first nine months of 2000 were down 20 Bcf from the same period last year.

Regulatory Matters
In April 1999, Columbia Gas of Kentucky, Inc. (Columbia of Kentucky) filed an application with the Kentucky Public Service Commission (KPSC), seeking approval to initiate a residential and small commercial transportation program. In late January 2000, the KPSC approved Columbia of Kentucky's application, but did not renew Columbia of Kentucky's gas cost incentive program. Columbia of Kentucky filed for rehearing of the order during the first quarter. On May 19, 2000, the KPSC issued an order affirming its original decision to deny continuation of the gas cost incentive program originally approved in 1996. As an alternative, an incentive sharing mechanism was approved that allows Columbia of Kentucky to retain 25% of annual off-system sales over the term of the pilot program. Additionally, Columbia of Kentucky will remain responsible for mitigating transition capacity costs through the utilization of non-traditional revenues.

Columbia of Kentucky began customer enrollment in the pilot program in September 2000, for gas deliveries beginning November 1, 2000. The program is scheduled to run through 2004.

FERC Order 637
The FERC issued Order 637 on February 9, 2000. The order sets forth revisions to FERC regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. Among other things, the order lifts the price cap for short-term capacity release by pipeline customers for an experimental period ending September 1, 2002. Currently, negotiations between the pipelines, shippers and the FERC are expected to begin this fall and may continue for months.

Columbia's Distribution companies are currently in the process of evaluating the potential changes and impact Order 637 may have on operations; however, it is not anticipated that implementation of Order 637 will have a material impact on Columbia's consolidated results.

Throughput
During the third quarter of 2000, total volumes sold and transported of 73.4 Bcf decreased 5.2 Bcf from the same period last year. The decline primarily reflected reduced natural gas requirements by electric generation facilities as a result of cooler summer weather partially offset by customer growth.

For the first nine months of 2000, total throughput sold and transported of
384.2 Bcf decreased 158.9 Bcf from the first nine months of 1999. The decline largely reflected a decrease in off-system sales, which are typically low-margin and represent sales outside of Distribution's traditional market, and warmer weather during the heating season. Tempering this decrease was higher industrial demand reflecting an increase in steel production.

Off-system sales volumes for the first nine months of 2000 were 10.7 Bcf compared to 167.1 Bcf in 1999. The higher off-system sales in 1999 were due to additional opportunities available, particularly during the first quarter.

Net Revenues
Net revenues for the three months ended September 30, 2000, were $126.6 million, an increase of $6.9 million over the same period last year. The increase in revenues resulted primarily from the positive impact of the 1997 Ohio regulatory settlement.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       DISTRIBUTION OPERATIONS (CONTINUED)

For the first nine months of 2000, net revenues were $599.8 million, down $16.5 million from the same period last year primarily due to warmer weather in 2000.

Operating Income
Operating income for the three months ended September 30, 2000 of $12.3 million increased $11 million from that in the same period in 1999, primarily due to higher revenues and lower labor and benefits costs related to the implementation of the VIRP earlier this year. The improvement from lower labor and benefits expense was largely offset by higher other operation and maintenance costs. Also reducing operating expense was lower gross receipts taxes.

For the nine months ended September 30, 2000, operating income of $149.9 million increased $1.8 million from the same period last year. The decrease in net revenues was more than offset by an $18.3 million reduction in operating expenses. Depreciation expense declined $22.3 million primarily as a result of recording the terms of the 1999 Columbia of Ohio regulatory settlement. Other taxes decreased $16.8 million primarily due to a decrease in gross receipts and property taxes. Operation and maintenance expense in the nine months ending September 30, 2000, increased $20.8 million over the same period in 1999, reflecting higher expense for outside services together with a general increase in other costs.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




                      EXPLORATION AND PRODUCTION OPERATIONS


                                                    Three Months                Nine Months
                                                Ended September 30,          Ended September 30,
                                              ----------------------        -----------------------
                                               2000            1999           2000            1999
                                              -------        -------        -------         -------
                                                                    (millions)
OPERATING REVENUES
    Gas revenues                              $  34.9        $  32.4        $ 118.7         $  86.2
    Other revenues                                5.0            3.4           14.0            11.6
                                              -------        -------        -------         -------
Total Operating Revenues                         39.9           35.8          132.7            97.8
                                              -------        -------        -------         -------

OPERATING EXPENSES
    Operation and maintenance                    15.2           13.7           46.5            40.0
    Depreciation and depletion                    5.9            7.7           25.3            25.9
    Other taxes                                   3.3            2.8            9.6             7.8
                                              -------        -------        -------         -------
Total Operating Expenses                         24.4           24.2           81.4            73.7
                                              -------        -------        -------         -------

OPERATING INCOME                              $  15.5        $  11.6        $  51.3         $  24.1
                                              =======        =======        =======         =======


GAS PRODUCTION STATISTICS
Production (Bcf)
    U.S                                          12.4           13.2           39.4            34.0
    Canada                                         --             --            0.1             0.1
                                              -------        -------        -------         -------
      Total                                      12.4           13.2           39.5            34.1
                                              =======        =======        =======         =======

Average Price ($ per Mcf)
    U.S                                          2.72           2.39           2.95            2.49
    Canada                                       4.22           2.07           3.33            2.35

OIL AND LIQUIDS PRODUCTION STATISTICS
Production (000 Bbls)
    U.S                                            71             44            164             130
    Canada                                          3              2              8               7
                                              -------        -------        -------         -------
      Total                                        74             46            172             137
                                              =======        =======        =======         =======

Average Price ($ per Bbl)
    U.S                                         20.70          16.25          23.92           13.07
    Canada                                      30.00          20.01          29.55           16.70

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                EXPLORATION AND PRODUCTION OPERATIONS (CONTINUED)


Drilling Activity
Columbia Resources participated in 79 gross (72.5 net) wells during the third quarter of 2000 with a success rate of 80%, adding 17.1 net Bcfe of reserves. During the same period in 1999, Columbia Resources completed 92 gross (84.3 net) wells with an 87% success rate, adding reserves of 30.9 net Bcfe.

Columbia Resources' drilling activity in the first nine months of 2000 resulted in the discovery of 32.7 net Bcfe of gas and oil reserves compared to 45.6 Bcfe in the same period in 1999. Through September 30, 2000, Columbia Resources participated in 161 gross (144.5 net) wells with a success rate of 80% compared to 163 gross (144.6 net) wells with a success rate of 83% in the first nine months of 1999.

Forward Sale of Natural Gas
On August 24, 2000, Columbia Resources entered into an agreement with Mahonia II Limited, whereby Columbia Resources agreed to sell 111.7 Bcf of natural gas to Mahonia for the period August 2000 through July 2005. This forward sale, at an average commodity price of $3.48 per Mcf exclusive of the basis differential, provided $246.4 million in cash proceeds, net of expenses.

Volumes
Gas production of 12.4 Bcf in the third quarter of 2000 decreased 800,000 Mcf, or 6%, from last year's third quarter. For the nine months ended September 30, 2000, gas production increased 5.4 Bcf from the same period last year to 39.5 Bcf principally due to new wells coming on line.

Operating Revenues
Operating revenues for the three months ended September 30, 2000 of $39.9 million increased $4.1 million or 11% over the third quarter of 1999 due to higher sales prices. Gas prices increased $0.33 per Mcf to $2.72 per Mcf compared to the third quarter of 1999. Approximately 97% of Columbia Resources' third quarter 2000 natural gas production was hedged or committed through fixed price contracts at an average price of $2.99 per Mcf.

Operating revenues for the first nine months of 2000 were $132.7 million, compared to $97.8 million for the same period in 1999. A $0.46 per Mcf increase in Columbia Resources' natural gas sales price, along with the increase in gas production, contributed to the improvement in operating revenues. Approximately 74% of Columbia Resources' natural gas production for the first nine months of 2000 was hedged or committed through fixed price contracts at an average price of $3.04 per Mcf.

Operating Income
For the three months ended September 30, 2000, operating income of $15.5 million increased $3.9 million over last year's third quarter as the increase in operating revenues was partially offset by a $200,000 increase in operating expenses.

Operating income of $51.3 million for the first nine months of 2000 increased $27.2 million over the same period in 1999 as the $34.9 million increase in operating revenues was partially offset by an increase of $7.7 million in operating expenses. Operation and maintenance expenses were up due to the acquisition of the Wiser Oil Company's production assets in the second quarter of 1999, while other taxes increased reflecting higher revenues.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                      POWER GENERATION AND OTHER OPERATIONS


                                           Three Months              Nine Months
                                       Ended September 30,        Ended September 30,
                                      --------------------        --------------------
                                      2000           1999          2000          1999
                                      -----          -----        -----          -----
                                                          (millions)
OPERATING REVENUES
    Gas revenues                      $ 8.1          $ 1.7        $25.9          $ 4.6
    Power generation revenues           1.9            2.5          6.7            6.0
    LNG revenues                         --            2.6          3.8            6.8
    Other revenues                      0.2            0.1          2.3            0.4
                                      -----          -----        -----          -----
Total Operating Revenues               10.2            6.9         38.7           17.8
                                      -----          -----        -----          -----

OPERATING EXPENSES
    Products purchased                  5.9             --         19.5            0.3
    Operation and maintenance          19.8            5.8         33.0           18.2
    Depreciation                         --            0.1          0.2            0.3
    Other taxes                         0.3            0.1          0.5            0.3
                                      -----          -----        -----          -----
Total Operating Expenses               26.0            6.0         53.2           19.1
                                      -----          -----        -----          -----

OPERATING INCOME (LOSS)               $(15.8)        $ 0.9        $(14.5)        $(1.3)
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

Sale of Columbia Electric
In October 2000, Columbia Electric agreed to sell its interests in four power generation plants to a partnership between Delta Power Company and John Hancock Life Insurance Company. These facilities include the Gregory Power Project in Corpus Christi, Texas; a cogeneration facility in Rumford, Maine; and two combined-cycle facilities, one located near Pedericktown, New Jersey and the other near Vineland, New Jersey. These projects are qualifying facilities under the Public Utility Regulatory Policies Act (PURPA).

Also in October, Columbia entered into an agreement to sell the remainder of Columbia Electric to Orion Power Holdings, Inc. This transaction is expected to close by mid-December 2000, subject to approval under the Hart-Scott-Rodino Act.

The sale of Columbia Electric and its operations is expected to result in an improvement to Columbia's consolidated fourth quarter results of approximately $89 million after-tax.

Operating Revenues
Operating revenues for the 2000 third quarter of $10.2 million increased $3.3 million over same period last year reflecting gas sales for long-term sales contracts assumed by Columbia Service Partners, Inc. that were formerly the responsibility of Columbia Energy Services' wholesale operations, which were sold effective year end 1999. The increase in revenues attributable to gas sales was largely offset by gas purchased costs reflected in products purchased expense.

Operating revenues for the first nine months of 2000 increased $20.9 million to $38.7 million primarily due to improved gas sales as mentioned above and the cogeneration contract restructuring in the second quarter of 2000.

Operating Income (Loss)
Power Generation and Other Operations reported an operating loss $15.8 million and $14.5 million in the third quarter of 2000 and first nine months of 2000, respectively. This compares to operating income of $900,000 and an operating loss of $1.3 million in the same periods last year. The increase in operating revenues was more than offset by higher operation and maintenance expense primarily due to employee-related payments resulting from the achievement of specific objectives in the development of cogeneration projects by Columbia Electric and start-up costs related to the telecommunications business.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The information required by this item is reported on page 18 of the Management's Discussion and Analysis under "Market Risk Exposure."

                           PART II - OTHER INFORMATION
                            ITEM 1. LEGAL PROCEEDINGS



Item 1.  Legal Proceedings

         No new reportable matters have arisen and there have been no material developments in any legal proceedings reported in Columbia's Annual Report on Form 10-K for the year ended December 31, 1999 or the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, except as follows:

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

     B. Columbia Gas Transmission Corp. v. Consolidation Coal Co., et al., U.S.D.C. W.D. Pa., C.A. No. 99-2071. On December 21, 1999 Columbia Transmission filed a complaint against Consolidation Coal Co. and McElroy Coal Co. (collectively, Consol), seeking declaratory and permanent injunctive relief enjoining Consol from pursuing its current plan to conduct longwall mining through Columbia Transmission's Victory Storage Field in northern West Virginia. The complaint was served on April 10, 2000. Consol's current plans to longwall mine through the Victory Storage Field would destroy certain infrastructure of Victory Storage Field, including all of Columbia Transmission's storage wells in the path of the mining. The parties are holding discussions concerning resolution of this matter. On April 28, 2000, Consol filed a Motion to Dismiss, which is currently pending before the Court. In addition, discovery initiated by Columbia Transmission is on hold pending the court's ruling on Consol's Motion to Dismiss. -

     C. Transcom. On March 17, April 11 and April 21, 2000, one of Columbia's subsidiaries, Columbia Transmission Communications Corporation (Transcom) received directives from the Philadelphia District of the U.S. Army Corps of Engineers (Philadelphia District) and an administrative order from The Pennsylvania Department of Environmental Protection (PA DEP) addressing alleged violations of federal

                           PART II - OTHER INFORMATION
                      ITEM 1. LEGAL PROCEEDINGS (CONTINUED)


         and state laws resulting from construction activities associated with Transcom's laying fiber optic cable along portions of a route between Washington, D.C. and New York City. The order and directives required Transcom to largely cease construction activities. On September 18, 2000, Transcom entered into a voluntary settlement agreement with the Philadelphia District under which Transcom contributed $1.2 million to the Pennsylvania chapter of the Nature Conservancy and the Philadelphia District lifted its directives. Transcom is continuing discussions with the PA DEP, the Maryland Department of the Environment (MDE) and the Baltimore District of the U.S. Army Corps of Engineers (Baltimore District) which agencies, to date, have not assessed any penalties. As a result of the voluntary agreement with the Philadelphia District and communications with the PA DEP, the MDE and the Baltimore District, certain work in Pennsylvania and Maryland is now ongoing. However, certain other work cannot proceed until the PA DEP administrative order is lifted or new or modified permits are received. Transcom cannot predict when or if the PA DEP order precluding certain construction activities will be lifted, the effect of the ongoing discussions on the completion schedule for the project, nor the nature or amount of total remedies that may be sought in connection with the foregoing construction activities.

     D. NiSource Related Litigation. During the course of NiSource's tender offer for Columbia, Columbia shareholders filed five class action lawsuits, which were later consolidated into a single action in the Delaware Chancery Court, and an action in federal court. NiSource also commenced two lawsuits in Chancery Court and one action in federal court. Taken together, the Chancery Court's actions alleged that Columbia and its directors acted improperly by not negotiating with NiSource, by implementing a share repurchase program, by adopting change in control agreements with Columbia executive officers and by failing to elect the number of directors prescribed in Columbia's certificate of incorporation. The federal court actions alleged that Columbia and its directors had violated federal securities laws in their statements in response to NiSource's tender offer. The claim relating to the number of directors was dismissed. In October 1999, NiSource and Columbia agreed to stay all litigation between them pending the outcome of certain meetings between Columbia and NiSource. Following the execution of the merger agreement, NiSource dismissed with prejudice all of its claims. In September 2000, shareholder plaintiffs and Columbia executed a Settlement Agreement and Stipulation of Dismissal. This agreement has been mailed to all shareholders of record. On November 14, 2000, the Chancery Court is scheduled to hold a hearing to consider approval of the Settlement Agreement and Stipulation of Dismissal.



Item 2.  Changes in Securities and Use of Proceeds

               None


Item 3.  Defaults Upon Senior Securities

               None


Item 4.  Submission of Matters to a Vote of Security Holders

               None


Item 5.  Other Information

               None

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         Reference is made below to those exhibits that have previously been filed with the Commission. Exhibits so referred to are incorporated by reference.

            Exhibit
             Number
             ------
             10-CQ    $50,000,000 Amended and Restated Credit Agreement dated October 11, 2000, among
                      Columbia Energy Group and certain banks party thereto and Citibank, N.A.
                      as Administrative and Syndication Agent.
             10-CR    $850,000,000 Amended and Restated Credit Agreement dated October 11, 2000, among
                      Columbia Energy Group and certain banks party thereto and Citibank, N.A.
                      as Administrative and Syndication Agent.
             12*      Statements of Ratio of Earnings to Fixed Charges
             27*      Financial Data Schedule

              *    Filed herewith

         The following reports on Form 8-K were filed during the third quarter of 2000.

                                       Financial
                        Item          Statements
                     Reported          Included         Date of Event            Date Filed
                     --------         ----------     -------------------   -----------------------
                         5              Yes **           July 14, 2000         July 14, 2000

              ** Summary of Financial and Operational data for the three months ended June 30, 2000.

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





                                       Columbia Energy Group
                                    ---------------------------
                                           (Registrant)









Date:  October 26, 2000          By:   /s/ Jeffrey W. Grossman
                                    ----------------------------
                                       Jeffrey W. Grossman
                                   Vice President and Controller
                                   (Principal Accounting Officer
                                    and Duly Authorized Officer)