Form 10-Q
period 2001-03-31
COLUMBIA ENERGY GROUP
filed 2001-05-11
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended MARCH 31, 2001


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                          Commission file number 1-1098


                              COLUMBIA ENERGY GROUP
             (Exact Name of Registrant as Specified in its Charter)


                       Delaware                         13-1594808
           ----------------------------------------------------------
            (State or other jurisdiction of          (IRS Employer
            incorporation or organization)        Identification No.)


                801 E 86th Ave, Merrillville, IN             46410
           ----------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)


        Registrant's telephone number, including area code (877) 647-5990


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of November 1, 2000, all shares of the registrant's Common Shares, $.01 par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                                           Page
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

               Statements of Consolidated Income                                             3

               Consolidated Balance Sheets                                                   4

               Statements of Consolidated Cash Flows                                         6

               Statements of Consolidated Common Stock Equity                                7

               Statements of Consolidated Comprehensive Income                               7

               Notes                                                                         8

Item 2      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                    12

Item 3      Quantitative and Qualitative Disclosures About Market Risk                      22


PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                                               22

Item 2      Changes in Securities and Use of Proceeds                                       26

Item 3      Defaults Upon Senior Securities                                                 26

Item 4      Submission of Matters to a Vote of Security Holders                             26

Item 5      Other Information                                                               26

Item 6      Exhibits and Reports on Form 8-K                                                26

            Signature                                                                       27

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                 --------------------------------
                                                                                   2001                    2000
                                                                                 --------                --------
                                                                                            (millions)
Net Revenues
    Energy sales                                                                 $1,168.0                $  638.3
    Less:  Products purchased                                                       854.0                   366.8
                                                                                 --------                --------

    Gross Margin                                                                    314.0                   271.5

    Transportation                                                                  258.5                   251.9
    Production gas sales                                                             46.7                    46.4
    Other                                                                            48.4                    49.6
                                                                                 --------                --------
Total Net Revenues                                                                  667.6                   619.4
                                                                                 --------                --------

Operating Expenses
    Operation and maintenance                                                       194.4                   213.4
    Depreciation and depletion                                                       57.0                    62.4
    Other taxes                                                                      65.2                    69.9
                                                                                 --------                --------
Total Operating Expenses                                                            316.6                   345.7
                                                                                 --------                --------
Operating Income                                                                    351.0                   273.7
                                                                                 --------                --------

Other Income (Deductions)
    Interest income and other, net                                                   (1.2)                    4.3
    Interest expense and related charges                                            (46.8)                  (45.7)
                                                                                 --------                --------
Total Other Income (Deductions)                                                     (48.0)                  (41.4)
                                                                                 --------                --------

Income from Continuing Operations
   before Income Taxes                                                              303.0                   232.3
Income Taxes                                                                        113.9                    88.9
                                                                                 --------                --------

Income from Continuing Operations                                                   189.1                   143.4
                                                                                 --------                --------

Discontinued Operations - net of taxes
    Income from operations                                                             --                     6.3
    Estimated (loss) on disposal                                                     (1.0)                     --
                                                                                 --------                --------
Income (Loss) from Discontinued Operations - net of taxes                            (1.0)                    6.3
                                                                                 --------                --------

Income before Cumulative Effect of Accounting Change                                188.1                   149.7

Cumulative Effect of Accounting Change - net of taxes                                 4.0                      --
                                                                                 --------                --------
Net Income                                                                       $  192.1                $  149.7
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

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                              As of
                                                                                  -----------------------------
                                                                                    March 31,      December 31,
                                                                                      2001             2000
                                                                                  ------------     ------------
                                                                                  (unaudited)
ASSETS                                                                                      (millions)
Property, Plant and Equipment
    Gas utility and other plant, at original cost                                   $8,158.2         $8,174.2
    Accumulated depreciation                                                        (3,810.2)        (3,778.3)
                                                                                    --------         --------
    Net Gas Utility and Other Plant                                                  4,348.0          4,395.9
                                                                                    --------         --------

    Gas and oil producing properties, full cost method
       United States cost center                                                       930.2            913.6
       Canadian cost center                                                             20.0             20.2
    Accumulated depletion                                                             (279.5)          (272.7)
                                                                                    --------         --------
    Net Gas and Oil Producing Properties                                               670.7            661.1
                                                                                    --------         --------
Net Property, Plant and Equipment                                                    5,018.7          5,057.0
                                                                                    --------         --------

Investments and Other Assets
    Unconsolidated affiliates                                                           30.8             28.1
    Net assets of discontinued operations                                              250.8            236.3
    Affiliated notes receivable                                                         26.2               --
    Other                                                                               22.6             27.4
                                                                                    --------         --------
Total Investments and Other Assets                                                     330.4            291.8
                                                                                    --------         --------

Current Assets
    Cash and temporary cash investments                                                 64.8             73.5
    Accounts receivable, net                                                           940.0            683.3
    Affiliated receivable                                                               56.2              2.7
    Gas inventory                                                                       59.3            147.4
    Other inventories - at average cost                                                 14.0             14.5
    Prepayments                                                                         74.7             73.8
    Regulatory assets                                                                   70.5             57.4
    Underrecovered gas costs                                                            13.2            169.0
    Deferred property taxes                                                             37.3             45.2
    Exchange gas receivable                                                            650.8            615.9
    Price risk management asset                                                        143.0               --
    Other                                                                               70.1             (2.3)
                                                                                    --------         --------
Total Current Assets                                                                 2,193.9          1,880.4
                                                                                    --------         --------

Regulatory Assets                                                                      354.4            351.8
Deferred Charges                                                                        67.7             45.2
                                                                                    --------         --------

Total Assets                                                                        $7,965.1         $7,626.2
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

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                               As of
                                                                    -----------------------------
                                                                      March 31,      December 31,
                                                                        2001             2000
                                                                    ------------     -------------
                                                                      (unaudited)
CAPITALIZATION AND LIABILITIES                                               (millions)
CAPITALIZATION
    Common stock equity                                               $2,251.8         $2,035.9
    Long-term debt                                                     1,640.1          1,639.1
                                                                      --------         --------
Total Capitalization                                                   3,891.9          3,675.0
                                                                      --------         --------

CURRENT LIABILITIES
    Short-term debt                                                         --            521.0
    Current maturities of long-term debt                                   0.2              0.2
    Accounts and drafts payable                                          243.2            398.0
    Affiliated payable                                                   290.0              7.2
    Accrued taxes                                                        295.6            177.1
    Accrued interest                                                      50.8             17.7
    Estimated rate refunds                                                 3.7              6.8
    Overrecovered gas costs                                              208.6               --
    Transportation and exchange gas payable                              389.4            358.5
    Deferred revenue                                                     423.3            451.5
    Price risk management liabilities                                    104.5               --
    Other                                                                278.5            366.0
                                                                      --------         --------
Total Current Liabilities                                              2,287.8          2,304.0
                                                                      --------         --------

OTHER LIABILITIES AND DEFERRED CREDITS
    Deferred income taxes, noncurrent                                    831.3            766.8
    Investment tax credits                                                30.8             31.2
    Postretirement benefits other than pensions                          111.5            114.7
    Regulatory liabilities                                                43.3             32.4
    Deferred revenue                                                     526.1            498.0
    Other                                                                242.4            204.1
                                                                      --------         --------
Total Other Liabilities and Deferred Credits                           1,785.4          1,647.2
                                                                      --------         --------

TOTAL CAPITALIZATION AND LIABILITIES                                  $7,965.1         $7,626.2
                                                                      ========         ========

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                  ---------------------
                                                                                   2001           2000
                                                                                  ------         ------
                                                                                        (millions)
OPERATING ACTIVITIES
   Net income                                                                     $192.1         $149.7
   Adjustments to reconcile net income to net
       cash from continuing operations:
      Loss from discontinued operations                                              1.0           (6.3)
      Cumulative effect of accounting change, net of tax                            (4.0)            --
      Depreciation and depletion                                                    57.0           62.4
      Deferred income taxes                                                        (22.9)          10.4
      Earnings from equity investment, net of distributions                         (2.7)          (3.4)
      Assets held for sale                                                            --          (57.2)
      Deferred revenue                                                              (0.1)          (9.0)
      Other - net                                                                   12.1           34.8
                                                                                  ------         ------
                                                                                   232.5          181.4
   Change in components of working capital:
      Accounts receivable, net                                                    (297.9)          87.6
      Affiliated receivable                                                        (53.5)            --
      Gas inventory                                                                 88.1          132.4
      Other inventories - at average cost                                            0.5            0.4
      Prepayments                                                                   (0.9)          10.6
      Accounts payable                                                            (157.3)         (57.8)
      Affiliated payable                                                            (2.2)            --
      Accrued taxes                                                                132.8           19.6
      Accrued interest                                                              33.1           35.0
      Estimated rate refunds                                                        (3.1)         (12.9)
      Under/Overrecovered gas costs                                                364.4           78.9
      Exchange gas receivable/payable                                               (4.0)         (27.1)
      Other working capital                                                        (28.5)         (47.1)
                                                                                  ------         ------

Net Cash From Continuing Operations                                                304.0          401.0
Net Cash From Discontinued Operations                                              (15.5)          24.6
                                                                                  ------         ------
Net Cash From Operating Activities                                                 288.5          425.6
                                                                                  ------         ------

INVESTMENT ACTIVITIES
   Capital expenditures                                                            (69.6)         (73.9)
   Acquisitions and other investments - net                                          6.2          (39.7)
                                                                                  ------         ------

Net Investment Activities                                                          (63.4)        (113.6)
                                                                                  ------         ------

FINANCING ACTIVITIES
   Dividends paid                                                                     --          (18.3)
   Issuance of common stock                                                           --            0.5
   Issuance (repayment) of short-term debt                                        (521.0)        (287.5)
   Intercompany short-term financing                                               292.2             --
   Purchase of treasury stock                                                         --          (38.2)
   Other financing activities                                                       (5.0)         (11.1)
                                                                                  ------         ------

Net Financing Activities                                                          (233.8)        (354.6)
                                                                                  ------         ------

Decrease in cash and temporary cash investments                                     (8.7)         (42.6)
Cash and temporary cash investments at beginning of year                            73.5           58.1
                                                                                  ------         ------
CASH AND TEMPORARY CASH INVESTMENT AT MARCH 31*                                   $ 64.8         $ 15.5
                                                                                  ======         ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                                         $  9.4         $  9.8
   Cash paid for income taxes (net of refunds)                                    $  5.3         $ 24.2

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

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                                                      As of
                                                                      -------------------------------------
                                                                         March 31,            December 31,
                                                                           2001                   2000
                                                                      --------------         --------------
                                                                        (unaudited)
                                                                                   (millions)
Common stock, $.01 par value, authorized
   and issued 3,000 shares                                             $         --           $        0.8

Additional paid in capital                                                  1,369.8                1,369.0

Retained earnings                                                             858.3                  666.5

Accumulated other comprehensive income                                         23.7                   (0.4)
                                                                      --------------         --------------
TOTAL COMMON STOCK EQUITY                                              $    2,251.8           $    2,035.9
                                                                      ==============         ==============


Columbia Energy Group and Subsidiaries
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                               For the year to date
                                                                                  period ended
                                                                      -------------------------------------
                                                                         March 31,            December 31,
                                                                           2001                   2000
                                                                      --------------         --------------
                                                                        (unaudited)
                                                                                    (millions)
COMPREHENSIVE INCOME
    Net income                                                         $      192.1           $      133.7
    Other Comprehensive Income (Loss):
      Foreign currency translation adjustment                                  (1.1)                  (0.7)
      Net gain (loss) on cash flow hedges                                      25.2                     --
                                                                      --------------         --------------
COMPREHENSIVE INCOME                                                   $      216.2           $      133.0
                                                                      ==============         ==============


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

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Columbia's Annual Report on Form 10-K (Form 10-K) for the fiscal year ended December 31, 2000. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. As discussed in Note 3, the 2000 financial statements have been reclassified to report several energy marketing operations as discontinued operations.

2.       ACQUISITION

On November 1, 2000, NiSource Inc. completed its acquisition of Columbia for an aggregate consideration of approximately $6 billion, consisting of $3,888 million in cash, 72.4 million shares of common stock valued at $1,761 million, and SAILS(SM) (units consisting of a zero coupon debt security coupled with a forward equity contract in NiSource shares) valued at $114 million. NiSource also assumed approximately $2 billion in Columbia debt. NiSource accounted for the acquisition in accordance with the purchase method of accounting.

3.       RESTRUCTURING ACTIVITIES

As discussed in the 2000 Form 10-K, Columbia implemented a plan to restructure its operations as a result of its acquisition by NiSource, discussed above. The restructuring plan included a severance program, a transition plan to implement operational efficiency throughout NiSource's operations and a voluntary early retirement program. As of March 31, 2001, approximately 445 employees had been terminated as a result of the restructuring plan. At March 31, 2001, the consolidated balance sheet reflected an accrual of $45.8 million related to the restructuring plan.

4.       PRESENTATION OF SEGMENT INFORMATION

Columbia revised its presentation of its primary business segment information beginning with the reporting of second quarter 2000 results. Columbia manages its operations in four primary segments: 1) transmission and storage, 2) distribution, 3) exploration and production, and 4) other products and services. The following table provides information concerning these major business segments. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income is derived from revenues and expenses directly associated with each segment.

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


   Three Months Ended March 31, ($ in millions)                   2001                2000
-------------------------------------------------------------------------------------------------
   REVENUES
     Transmission and Storage
       Unaffiliated                                              183.1               175.7
       Intersegment                                               72.4                69.4
-------------------------------------------------------------------------------------------------
       TOTAL                                                     255.5               245.1
-------------------------------------------------------------------------------------------------
     Distribution
       Unaffiliated                                            1,279.3               757.9
       Intersegment                                                0.3                 0.6
-------------------------------------------------------------------------------------------------
       TOTAL                                                   1,279.6               758.5
-------------------------------------------------------------------------------------------------
     Exploration and Production
       Unaffiliated                                               53.2                51.8
       Intersegment                                                1.8                 0.7
-------------------------------------------------------------------------------------------------
       TOTAL                                                      55.0                52.5
-------------------------------------------------------------------------------------------------
     Other Products and Services
       Unaffiliated                                                9.2                13.5
       Intersegment                                                0.1                  -
-------------------------------------------------------------------------------------------------
       TOTAL                                                       9.3                13.5
-------------------------------------------------------------------------------------------------
     Adjustments and eliminations                                (77.8)              (83.4)
-------------------------------------------------------------------------------------------------
     CONSOLIDATED                                              1,521.6               986.2
-------------------------------------------------------------------------------------------------
   OPERATING INCOME (LOSS)
     Transmission and Storage                                    140.4               123.9
     Distribution                                                190.2               131.2
     Exploration and Production                                   25.9                20.8
     Other Products and Services                                  (4.8)                0.2
     Corporate                                                    (0.7)               (2.4)
-------------------------------------------------------------------------------------------------
     CONSOLIDATED                                                351.0               273.7
-------------------------------------------------------------------------------------------------

5.       DISCONTINUED OPERATIONS

In May 2000, as a result of its ongoing strategic assessment, Columbia announced that it decided to sell Columbia Propane Corporation (Columbia Propane), a propane marketer. On January 31, 2001, Columbia signed a definitive agreement to sell the stock and assets of Columbia Propane to AmeriGas Partners L.P. (AmeriGas) for approximately $208 million, consisting of $155 million in cash and $53 million of AmeriGas partnership common units. The transaction, subject to customary conditions, is expected to close in the second quarter of 2001. Columbia has also sold substantially all the assets of Columbia Petroleum Corporation, a diversified petroleum distribution company. Columbia Propane and Columbia Petroleum are reported as discontinued operations and therefore the financial statements for prior periods have been reclassified accordingly.

The revenues from discontinued operations were $207 million (Propane-$157.7 million, Petroleum-$41.7 million and Other-$7.6 million) and $346.6 million (Gas-$131.7 million, Propane-$116.1 million, Petroleum-$85.1 million and Other-$13.7 million) for the three months ended March 31, 2001 and March 31, 2000, respectively.

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


The income from discontinued operations and the estimated loss on disposal information are provided in the following table.

                                                                          Three Months
                                                                         Ended March 31,
($ in millions)                                                         2001         2000
---------------------------------------------------------------------------------------------
Income from discontinued operations                                      -           10.4
Income tax expense                                                       -            4.1
---------------------------------------------------------------------------------------------
NET INCOME FROM DISCONTINUED OPERATIONS                                  -            6.3
---------------------------------------------------------------------------------------------

Estimated loss on disposal                                              1.5            -
Income tax benefits                                                     0.5            -
---------------------------------------------------------------------------------------------
NET ESTIMATED LOSS ON DISPOSAL                                          1.0            -
---------------------------------------------------------------------------------------------

The net assets of the discontinued operations were as follows:

                                                                       March 31,         December 31,
($ in millions)                                                          2001                2000
--------------------------------------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS
     Accounts receivable, net                                            69.5                91.3
     Property, plant and equipment, net                                 201.9               212.2
     Other assets                                                        62.3                70.2
     Accounts payable                                                   (45.9)              (68.3)
     Other liabilities                                                  (37.0)              (69.1)
--------------------------------------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS                                   250.8               236.3
--------------------------------------------------------------------------------------------------------

6.       ACCOUNTING CHANGE

Effective January 1, 2001, Columbia adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No.
133). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4 million and an after-tax reduction to other comprehensive income (OCI) of $33.6 million. The adoption also resulted in the recognition of $160.2 million of assets and $193.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of the carrying value of certain long term debt by $3.8 million. During the first quarter of 2001, $12.9 million of the net losses included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. Further detail of the assets and liabilities recorded on the consolidated financial statements for the adoption of SFAS No. 133 is as follows:

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


          (in millions)                                                 ASSETS      LIABILITIES
-------------------------------------------------------------------------------------------------
Price Risk Management                                                  $  153.6     $    209.8
Deferred Taxes                                                                           (16.0)
Regulatory                                                                  6.6             -
Debt                                                                         -            (3.8)
-------------------------------------------------------------------------------------------------
TOTAL                                                                  $  160.2     $    190.0
-------------------------------------------------------------------------------------------------

As stated above, the initial recording of the cumulative effect of this accounting change included unrealized holding losses of $4 million. However, the activity for the quarter resulted in unrealized gains on qualifying derivatives of $25.2 million as reported in the Statements of Consolidated Shareholder's Equity. The activity for the quarter included:

           (in millions)
------------------------------------------------------------------------------------------------------------------
Unrealized gains on derivatives qualifying as cash flow hedges:
Unrealized holding losses arising during the period due to cumulative effect of a change
in accounting principle, recognized at January 1, 2001, net of tax.                                  $    (33.6)

Unrealized holding gains arising during the period on derivatives qualifying as cash
flow hedges, net of tax.                                                                                   45.9

Reclassification adjustment for net losses included in net income, net of tax.                             12.9
------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow hedges, net of tax.                      $     25.2
------------------------------------------------------------------------------------------------------------------

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

Following is additional information regarding the impact of SFAS No. 133 by segment.

Distribution

For regulatory incentive purposes, the Columbia Distribution subsidiaries enter into contracts that allow counterparties the option to sell gas to Distribution at specified prices during specified periods of time. Distribution charges the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the difference between the cost of gas during the contracted delivery period and the market price of gas during that same period. Distribution defers a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The remaining change is recognized currently in earnings.

Exploration and Production

In conjunction with certain fixed price gas delivery committments, Columbia Energy Resources, Inc. (Columbia Resources) has purchased financial basis swaps to transfer basis risk from the counterparty back to Columbia Resources. Because these transactions by definition are derivatives and do not qualify for hedge accounting, the mark to fair value of these swaps will directly impact earnings. Additionally, Columbia Resources has engaged in commodity and basis swaps to hedge the anticipated future sale of natural gas. These contracts are derivatives and are designated as cash flow hedges of anticipated future sales. The fair value of these derivatives will be recorded in other comprehensive income (OCI) until the related sale occurs. Any ineffectiveness will be charged to earnings. Columbia Resources has no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and has not excluded components of the derivatives' values in its assessment of hedge effectiveness. It is anticipated that during the next 12

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


months, expiration of forward swap contracts will result in loss recognition for amounts currently classified in OCI of approximately $86.7 million, which will be included in net income. Columbia Resources has forward derivative contracts designated as cash flow hedges through December 2001. At this time, Columbia Resources expects to continue its cash flow hedges due to the probability that the forecasted events will occur.

Other Products and Services

Columbia Energy Services, Inc. (Columbia Energy Services) has fixed price gas delivery commitments to three municipalities in the U.S. that qualify as derivative instruments. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into pay fixed/receive floating swaps priced at those locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases. Any impacts of changes in the swaps' fair values are included in OCI until the sales are completed. Columbia Energy Services has no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and it has not excluded any component of the derivative instruments' value in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of forward swap contracts will result in income recognition of amounts currently classified in OCI of approximately $32.4 million, which will be included in net income. Columbia Energy Services has forward swap contracts designated as cash flow hedges through December 2008. At this time, Columbia Energy Services expects to continue its cash flow hedges due to the probability that the forecasted transaction will occur.

Gas Transmission and Storage
The adoption and application of SFAS 133 had no impact on this segment.

Interest Rate Swaps

Columbia utilizes fixed-to-floating interest rate swap agreements to modify the interest characteristics of a portion of its outstanding long-term debt. As a result of these transactions, $300 million of Columbia's long-term debt is now subject to fluctuations in interest rates. Columbia has no net gain or loss recognized in earnings due to ineffectiveness or time value in this reporting period. Columbia has not excluded any component of the derivative instrument's value in its assessments of hedge effectiveness. Columbia would recognize approximately $1 million in earnings over the remaining life of the corresponding long-term debt if the hedging relationship was to be discontinued.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       Operating Income (Loss) by Segment

                                                             Three Months
                                                            Ended March 31,
                                                   --------------------------------
                                                       2001                2000
                                                   ------------        ------------
                                                              (millions)
Transmission and Storage                            $    140.4          $    123.9

Distribution                                             190.2               131.2

Exploration and Production                                25.9                20.8

Other Products and Services                               (4.8)                0.2

Corporate                                                 (0.7)               (2.4)
                                                   ------------        ------------
   Consolidated                                     $    351.0          $    273.7
                                                   ============        ============



                  Degree Days (Distribution Service Territory)


                                                          Three Months
                                                         Ended March 31,
                                                 --------------------------------
                                                     2001                2000
                                                 ------------        ------------
Actual                                                2,834                2,566

Normal                                                2,947                2,979

% Colder (warmer) than normal                            (4)                 (14)

% Colder (warmer) than prior period                      11                   (8)

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Forward Looking Statements

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, proposed dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions and dispositions, growth opportunities for Columbia's regulated and nonregulated businesses, dealings with third parties over whom Columbia has no control, actual operating experience of acquired assets, Columbia's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions and counter-party credit risk, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

The following Management's Discussion and Analysis should be read in conjunction with the Columbia Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Merger Agreement

On February 28, 2000, Columbia entered into an Agreement and Plan of Merger, dated as of February 27, 2000, and subsequently amended and restated on March 31, 2000 (Merger Agreement), between Columbia and NiSource. In early June 2000, shareholders of both companies approved the acquisition of Columbia by NiSource.

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

                     FIRST QUARTER 2001 CONSOLIDATED RESULTS

Income from Continuing Operations

Columbia reported consolidated income from continuing operations for the first quarter 2001 of $189.1 million, an increase of $45.7 million over the first quarter of 2000. The improvement was largely due to additional retail sales from the distribution segment due to the favorable effect of 11% colder weather in the first quarter 2001 compared to the same period last year and increased transportation revenues for the transmission and storage segment. Also improving results were reduced operation and maintenance costs as a result of restructuring initiatives implemented during 2000 to improve operating efficiencies and reduce costs.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                        CONSOLIDATED RESULTS (CONTINUED)

Revenues

Total net revenue (operating revenues less associated products purchased costs) for the three months ended March 31, 2001, was $667.6 million, a $48.2 million increase over the same period last year. The increase was primarily a result of additional retail sales due to the 11% colder weather and higher demand revenues.

Expenses

Operating expenses for the first quarter of 2001 were $316.6 million, a decrease of $29.1 million from the same period last year primarily due to a $19 million decrease in operation and maintenance expense that principally reflected reduced labor related costs. These lower costs were achieved in large part by the success of the restructuring initiatives implemented last year that included a voluntary incentive retirement program for employees at certain subsidiaries who were 50 years of age and had at least 5 years of service. Depreciation and depletion expense was down $5.4 million from last year's first quarter due to a lower depletion rate in effect for the exploration and production operations that resulted from higher natural gas prices. Partially offsetting this decrease was a $1.6 million increase in depletion expense for an impairment recorded by Columbia Energy Resources Corporation (Columbia Resources) for its Canadian operations. Other taxes decreased $4.7 million due primarily to lower property taxes.

Other Income (Deductions)

Other Income (Deductions), which includes interest income and other, net and interest expense and related charges, reduced pre-tax income by $48 million for the first three months of 2001 compared to a reduction of $41.4 million in the same period last year. Interest income and other, net decreased $5.5 million primarily reflecting costs of assisting low-income customers with higher winter gas bills. Interest expense and related charges for the first quarter of 2001 were relatively unchanged from the same period last year.

Income Taxes

Income tax expense of $113.9 million for the first quarter of 2001 increased $25 million over the same period in 2000 due primarily to higher pre-tax income.

Discontinued Operations

In May 2000, as a result of its ongoing strategic assessment, Columbia announced that it decided to sell Columbia Propane Corporation (Columbia Propane), a propane marketer. On January 31, 2001, Columbia signed a definitive agreement to sell the stock and assets of Columbia Propane to AmeriGas Partners L.P. (AmeriGas) for approximately $208 million, consisting of $155 million in cash and $53 million of AmeriGas partnership common units. The transaction, subject to customary conditions, is expected to close in the second quarter of 2001. Columbia has also sold substantially all the assets of Columbia Petroleum Corporation, a diversified petroleum distribution company. Columbia Propane and Columbia Petroleum are reported as discontinued operations and therefore the financial statements for prior periods have been reclassified accordingly. For the first quarter 2001, the estimated loss on disposal of the propane business was $1 million after-tax while the propane and petroleum business reported after-tax income of $6.3 million in the same period of 2000.

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

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                        CONSOLIDATED RESULTS (CONTINUED)

Net cash from operations for the first quarter of 2001 was $288.5 million, a decrease of $137.1 million from the same period in 2000 due largely to working capital timing changes. These changes included an increase in accounts receivable attributable to additional natural gas sales for the distribution operations due to colder weather when compared to last year and higher gas rates in effect. This decrease in cash was partially offset by the recovery in underrecovered gas costs.

Columbia satisfies its liquidity requirements primarily through internally generated funds and through a $2.5 billion revolving credit facility (Credit Facility) that was entered into by NiSource Finance Corp., NiSource's financing subsidiary, with a syndicate of banks during the first quarter of 2001. The Credit Facility will be drawn on to refinance and consolidate essentially all of the existing short-term borrowings of NiSource's subsidiaries, including Columbia, as they come due. This new facility is guaranteed by NiSource.

As of March 31, 2001, Columbia had $292 million of short-term borrowings outstanding under the credit facility, mentioned above, at a weighted average interest rate of 5.78%. In addition, at March 31, 2001, Columbia had letters of credit issued and outstanding of $125.3 million.

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

Accounting Change

Effective January 1, 2001, Columbia adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No.
133). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4 million and an after-tax reduction to other comprehensive income (OCI) of $33.6 million. The adoption also resulted in the recognition of $160.2 million of assets and $193.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of the carrying value of certain long term debt by $3.8 million. During the first quarter of 2001, $12.9 million of the net losses included in the cumulative effect of a

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                        CONSOLIDATED RESULTS (CONTINUED)

change in accounting principle component of OCI were reclassified into earnings.

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

See Note 6., "Accounting Change" on page 10 for additional information.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                       TRANSMISSION AND STORAGE OPERATIONS

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                               ---------------------------------
                                                                                   2001                 2000
                                                                               ------------         ------------
                                                                                          (millions)
OPERATING REVENUES
    Transportation revenues                                                     $    194.4              $ 185.6
    Storage revenues                                                                  44.6                 44.6
    Other revenues                                                                    16.5                 14.9
                                                                               ------------         ------------
Total Operating Revenues                                                             255.5                245.1
                                                                               ------------         ------------

OPERATING EXPENSES
    Operation and maintenance                                                         72.8                 78.6
    Depreciation                                                                      27.4                 27.3
    Other taxes                                                                       14.9                 15.3
                                                                               ------------         ------------
Total Operating Expenses                                                             115.1                121.2
                                                                               ------------         ------------

OPERATING INCOME                                                                $    140.4              $ 123.9
                                                                               ============         ============


THROUGHPUT (Bcf)
Transportation
    Columbia Transmission
        Market area                                                                  366.7                378.1
    Columbia Gulf
        Mainline                                                                     162.1                145.7
        Short-haul                                                                    37.0                 57.5
        Intrasegment eliminations                                                   (152.9)              (140.4)
                                                                               ------------         ------------
Total Throughput                                                                     412.9                440.9
                                                                               ============         ============

Throughput

Columbia Transmission's throughput consists of transportation and storage services for local distribution companies and other customers within its market area, which covers portions of the northeastern, mid-Atlantic, mid-western, southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana to Leach, Kentucky and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana.

Throughput for the transmission and storage segment totaled 412.9 billion cubic feet (Bcf) for the first quarter of 2001, a decrease of 28 Bcf from the same period last year. Columbia Transmission's transportation decreased 11.4 Bcf from the first quarter of 2000, primarily due to decreased transportation from storage reflecting reduced withdrawals from storage in the current year when compared to the same period last year. Mainline transportation for the first quarter of this year increased 16.4 Bcf due to colder weather, which resulted in increased demand for transportation services. Short-haul transportation decreased 20.5 Bcf in 2001, primarily due to reduced throughput from off-system supply sources.

Operating Revenues

Total operating revenues were $255.5 million for the first quarter of 2001, an increase of $10.4 million over the same period in 2000. The increase in revenues was primarily due to higher transportation revenues from additional capacity that was made available by customers. In addition, approximately 5 Bcf of storage base gas was sold in both the first quarters of 2001 and 2000 that provided additional revenues of $11.4 million and $10.9 million, respectively.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                 TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Operating Income

First quarter 2001 operating income of $140.4 million increased $16.5 million over the same period last year, due primarily to higher revenues, as discussed above, coupled with lower payroll and benefit costs as a result of a voluntary incentive retirement program implemented in 2000.

                             DISTRIBUTION OPERATIONS


                                                                         Three Months
                                                                        Ended March 31,
                                                                  ---------------------------
                                                                      2001           2000
                                                                  ------------   ------------
                                                                           (millions)
NET REVENUES
    Sales revenues                                                 $  1,156.6     $    627.8
    Less: Cost of gas sold                                              913.7          425.2
                                                                  ------------   ------------
    Net Sales Revenues                                                  242.9          202.6
                                                                  ------------   ------------

    Transportation revenues                                             123.0          130.7
    Less: Associated gas costs                                            6.4           12.7
                                                                  ------------   ------------
    Net Transportation Revenues                                         116.6          118.0
                                                                  ------------   ------------

Net Revenues                                                            359.5          320.6
                                                                  ------------   ------------

OPERATING EXPENSES
    Operation and maintenance                                           103.5          117.5
    Depreciation                                                         21.2           21.6
    Other taxes                                                          44.6           50.3
                                                                  ------------   ------------
Total Operating Expenses                                                169.3          189.4
                                                                  ------------   ------------

OPERATING INCOME                                                   $    190.2     $    131.2
                                                                  ============   ============

THROUGHPUT (Bcf)
    Sales
        Residential                                                      65.9           57.5
        Commercial                                                       25.7           20.4
        Industrial and other                                              1.4            1.4
                                                                  ------------   ------------
    Total Sales                                                          93.0           79.3
    Transportation                                                      107.7          123.3
                                                                  ------------   ------------
Total Throughput                                                        200.7          202.6
Off-System Sales                                                          5.1            7.1
                                                                  ------------   ------------
Total Sold and Transported                                              205.8          209.7
                                                                  ============   ============

SOURCES OF GAS FOR THROUGHPUT (Bcf)
    Sources of Gas Sold
        Spot market*                                                     48.6           52.7
        Producers                                                         1.9            3.3
        Storage withdrawals (injections)                                 48.1           45.3
        Other                                                            (0.5)         (14.9)
                                                                  ------------   ------------
    Total Sources of Gas Sold                                            98.1           86.4
    Gas received for delivery to customers                              107.7          123.3
                                                                  ------------   ------------
Total Sources                                                           205.8          209.7
                                                                  ============   ============

* Reflects volumes under purchase contracts of less than one year.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                       DISTRIBUTION OPERATIONS (CONTINUED)

Throughput

In 2001, total volumes sold and transported of 205.8 Bcf for the first quarter was relatively unchanged from the first three months of 2000. The retail sales increase of 13.7 Bcf due to 11% colder weather and customer growth, was more than offset by a 15.6 Bcf decrease in transportation services and 2 Bcf lower off-system sales.

Net Revenues

Net revenues for the three months ended March 31, 2001, of $359.5 million, were up $38.9 million over the same period in 2000, primarily due to colder weather partially offset by decreased transportation and off-system revenues.

Operating Income

Operating income for the first quarter of 2001 of $190.2 million, increased $59 over the same period in 2000, primarily due to increased net revenues, as discussed above, and a $20.1 million decrease in operating expenses. The lower expenses included decreased payroll and benefit costs that resulted from a reduced employee complement due to the voluntary incentive retirement program implemented in 2000. In addition, other taxes decreased $5.7 million due to lower property taxes partially offset by increased gross receipts taxes.

                      EXPLORATION AND PRODUCTION OPERATIONS

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                 --------------------------------
                                                                                     2001                2000
                                                                                 ------------        ------------
                                                                                            (millions)
OPERATING REVENUES
    Gas revenues                                                                  $     50.0          $     47.5
    Other revenues                                                                       5.0                 5.0
                                                                                 ------------        ------------
Total Operating Revenues                                                                55.0                52.5
                                                                                 ------------        ------------

OPERATING EXPENSES
    Operation and maintenance                                                           15.2                16.1
    Depreciation and depletion                                                           8.2                12.4
    Other taxes                                                                          5.7                 3.2
                                                                                 ------------        ------------
Total Operating Expenses                                                                29.1                31.7
                                                                                 ------------        ------------

Operating Income                                                                  $     25.9          $     20.8
                                                                                 ============        ============


GAS PRODUCTION STATISTICS
Production (Bcf)
    U.S.                                                                                14.5                14.1
    Canada                                                                                --                  --
                                                                                 ------------        ------------
      Total                                                                             14.5                14.1
                                                                                 ============        ============

Average U.S. Price ($ per Mcf)                                                          3.33                3.34

OIL AND LIQUIDS PRODUCTION STATISTICS
Production (000 Bbls)
    U.S.                                                                                  59                  43
    Canada                                                                                 2                   3
                                                                                 ------------        ------------
      Total                                                                               61                  46
                                                                                 ============        ============

Average Price ($ per Bbl)
    U.S.                                                                               25.88               23.65
    Canada                                                                             31.13               28.12

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                EXPLORATION AND PRODUCTION OPERATIONS (CONTINUED)

Drilling Activity

Columbia Resources seeks to achieve asset and profit growth primarily through expanded drilling activities. Columbia Resources participated in 24 gross (22.4 net) wells during the first quarter of 2001 with a success rate of 100%, adding
12.4 net billion cubic feet equivalents (Bcfe) of gas reserves. During the same period in 2000, Columbia Resources completed 23 gross (18.2 net) wells with a 70% success rate, adding reserves of 3 net Bcfe of gas reserves.

Volumes

Gas production of 14.5 Bcf in the first quarter of 2001 increased 0.4 Bcf over the same period in 2000 reflecting improvements to Columbia Resources' gathering facilities and reduced capacity constraints. Oil and liquids production increased to 61,000 Barrels in the first quarter of 2001, up 15,000 barrels over the 2000 first quarter.

Operating Revenues

Operating revenues for the first quarter of 2001 were $55 million, compared to $52.5 million for the same quarter a year ago. The improvement reflected the increase in gas and oil production while the average natural gas sales price was relatively unchanged. Approximately 69% of Columbia Resources' first quarter 2001 natural gas production was hedged at an average price of $4.08 per thousand cubic feet (Mcf), while approximately 22% of the current quarter's production was sold at fixed price of $2.99 per Mcf in accordance with the terms of a agreement entered into during 1999.

Operating Income

Operating income for the first quarter 2001 of $25.9 million, increased $5.1 million over last year's first quarter, primarily due to higher operating revenues, as discussed above, partially offset by lower depletion expense as a result of a lower depletion rate in effect that resulted from higher natural gas prices. Partially offsetting this decrease was a $1.6 million increase in depletion expense for a ceiling test write-down recorded for the Canadian operations.

                         PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                           OTHER PRODUCTS AND SERVICES

                                                        Three Months
                                                       Ended March 31,
                                              --------------------------------
                                                  2001                2000
                                              ------------        ------------
                                                         (millions)
Operating Revenues
    Gas revenues                               $      9.1          $      9.8
    Power generation revenues                          --                 0.5
    LNG revenues                                       --                 2.0
    Other revenues                                    0.2                 1.2
                                              ------------        ------------
Total Operating Revenues                              9.3                13.5
                                              ------------        ------------

Operating Expenses
    Products purchased                                7.0                 7.7
    Operation and maintenance                         7.0                 5.4
    Depreciation                                       --                 0.1
    Other taxes                                       0.1                 0.1
                                              ------------        ------------

Total Operating Expenses                             14.1                13.3
                                              ------------        ------------

Operating Income (Loss)                        $     (4.8)         $      0.2
                                              ============        ============

Operating Revenues

Operating Revenues of $9.3 million for the first quarter of 2001 decreased $4.2 million from the first quarter of 2000 primarily due to absence of LNG and power generation revenues in the current period. These operations were sold in the second quarter of 2000. In addition, gas revenues recorded for certain long-term sales commitments decreased $700,000, which was offset by a similar decrease in products purchased and therefore had effect on the period-to-period change in operating income.

Operating Income (Loss)

Other products and services reported an operating loss of $4.8 million versus operating income of $200,000 in 2000, primarily reflecting reduced operating revenues, as discussed above. Also reducing operating income was $1.6 million higher operation and maintenance expense primarily due to additional start-up costs related to Columbia's dark-fiber optics telecommunications network that is primarily being built along pipeline rights-of-way between New York and Washington, D.C.

                         PART I - FINANCIAL INFORMATION
       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Omitted pursuant to General Instruction H.(2)(c)



                           PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS

1. Canada Southern Petroleum Ltd. v. Columbia Gas Development of Canada Ltd. This action was originally filed March 7, 1990. The plaintiffs assert, among other things, that the defendant working interest owners, including Columbia Gas Development of Canada Ltd. (Columbia Canada) and various Amoco affiliates, breached an alleged fiduciary duty to ensure the earliest feasible marketing of gas from the Kotaneelee field (Yukon Territory, Canada). The plaintiffs seek, among other remedies, the return of the defendants' interests in the Kotaneelee field to the plaintiffs, a declaration that such interests are held in trust for the plaintiffs and an order requiring the defendants to promptly market Kotaneelee gas or assessing damages.

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

2. Transcom. On March 17, April 11 and April 21, 2000, one of Columbia's subsidiaries, Transcom received directives from the Philadelphia District of the U.S. Army Corps of Engineers (Philadelphia District) and an administrative order from the Pennsylvania Department of Environmental Protection (PA DEP) addressing alleged violations of federal and state laws resulting from construction activities associated with Transcom's laying fiber optic cable along portions of a route between Washington, D.C. and New York City. The order and directives required Transcom to largely cease construction activities. On September 18, 2000, Transcom entered into a voluntary settlement agreement with the Philadelphia District under which Transcom contributed $1.2 million to the Pennsylvania chapter of the Nature Conservancy and the Philadelphia District lifted its directives. As a result of the voluntary agreement with the Philadelphia District and communications with the PA DEP, the Maryland Department of the Environment and the Baltimore District of the U.S. Army Corps of Engineers, work in Pennsylvania and Maryland is now ongoing. Transcom cannot predict the nature or amount of total remedies that may be sought in connection with the foregoing construction activities.

                           PART II - OTHER INFORMATION
                      ITEM 1 - LEGAL PROCEEDINGS(CONTINUED)


3. United States of America ex rel. Jack J. Grynberg v Columbia Gas Transmission Corp. et. al. The plaintiff filed a complaint under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. The plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. In 1997, one of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including by making sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999. In December, 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. A hearing was held on the motion in March 2000 but the court has not yet ruled.

4. Quinque Operating Co. et al v. Gas Pipelines et al. Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and fourteen affiliated entities. The allegations in Quinque are similar to those made in Grynberg; however, Quinque broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Quinque asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Quinque purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. The defendants had previously removed the case to Federal court. On January 12, 2001, the Federal court remanded the case to state court.

5. Vivian K. Kershaw et al. v. Columbia Natural Resources, Inc., et al. In February 2000, plaintiff filed a complaint in New York state court against Columbia Resources and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by Columbia Resources. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia Resources and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has now remanded Kershaw back to New York State court.

6. Anthony Gonzalez, et al. v. National Propane Corporation, et al. On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. Plaintiff's complaint arises from an explosion and fire which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. Written discovery has been completed and the parties are conducting oral discovery of the fact witnesses. There has been no trial date set in the matter, and the next court date is June 27, 2001, at which time further scheduling of discovery will occur.

7. Columbia Gas Transmission Corp. v. Consolidation Coal Co., et al. On December 21, 1999, Columbia Transmission filed a complaint in Federal court in Pittsburgh, Pennsylvania against

                           PART II - OTHER INFORMATION
                      ITEM 1 - LEGAL PROCEEDINGS(CONTINUED)


         Consolidation Coal Co. and McElroy Coal Co. (collectively, Consol), seeking declaratory and permanent injunctive relief enjoining Consol from pursuing its current plan to conduct longwall mining through Columbia Transmission's Victory Storage Field (Victory) in northern West Virginia. The complaint was served on April 10, 2000. Consol's current plans to longwall mine through Victory would destroy certain infrastructure of Victory, including all of Columbia Transmission's storage wells in the path of the mining. The parties are holding discussions concerning resolution of this matter. On December 8, 2000, the court denied Consol's motion to dismiss. On March 5, 2001, the court denied Consol's motion to transfer this action to Federal court in West Virginia (see McElroy Coal Company v. Columbia Gas Transmission Corporation below). On March 27, 2001, the court also granted Columbia's motion to enjoin Consol from further prosecuting the West Virginia action and from initiating any further actions in any other court raising compulsory counterclaims to this action. On April 2, 2001, Consol filed an appeal of the March 27, 2001 order to the United States Court of Appeals for the Third Circuit. Consol also filed a Motion for Leave to File a Counterclaim on April 10, 2001, including a claim for inverse condemnation. The court accepted Consol's Motion for Leave on April 12, 2001. Meanwhile, discovery is proceeding.

8. McElroy Coal Company v. Columbia Gas Transmission Corporation. On February 12, 2001, McElroy Coal Company (McElroy), an affiliate of Consolidation Coal Co., filed a complaint against Columbia Transmission in Federal court in Wheeling, West Virginia. The West Virginia complaint seeks declaratory and injunctive relief as to McElroy's alleged right to mine coal within Victory, and Columbia Transmission's obligation to take all necessary measures to permit McElroy to longwall mine. The complaint also seeks compensation for the inverse condemnation of any coal that cannot be mined due to Columbia Transmission's Victory operations. Except for the claim of inverse condemnation, McElroy's West Virginia complaint appears to be virtually identical to Consol's original counterclaim to Columbia Transmission's Federal court action in Pennsylvania. As discussed in Columbia Gas Transmission Corp. v. Consolidation Coal Co., et al, above, the federal court in Pittsburgh has granted Columbia's motion to enjoin McElroy from further prosecution of this action.

Item 2. Changes in Securities and Use of Proceeds

Omitted pursuant to General Instruction H.(2)(b)


Item 3. Defaults Upon Senior Securities

Omitted pursuant to General Instruction H.(2)(b)


Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction H.(2)(b)


Item 5. Other Information

None


Item 6.  Exhibits and Reports to Form 10-Q

         Exhibit
         Number
         10-DA Natural Gas Advance Sale Contract dated December 1, 1999, between Columbia Natural Resources, Inc. and Mahonia II Limited, hereby incorporated by reference in NiSource's Quarterly Report on Form 10-Q for the period ended March 31, 2001, in exhibit 10.30.

         10-DB First Amendment to Natural Gas Advance Sale Contract (dated December 1, 1999), effective March 30, 2001, between Columbia Natural Resources, Inc. and Mahonia II Limited, hereby incorporated by reference in NiSource's Quarterly Report on Form 10-Q for the period ended March 31, 2001, in exhibit 10.31.

         10-DC Natural Gas Advance Sale Contract dated August 24, 2000, between Columbia Natural Resources, Inc. and Mahonia II Limited, hereby incorporated by reference in NiSource's Quarterly Report on Form 10-Q for the period ended March 31, 2001, in exhibit 10.32.

         10-DD First Amendment to Natural Gas Advance Sale Contract (dated August 24, 2000), effective March 30, 2001, between Columbia Natural Resources, Inc. and Mahonia II Limited, hereby incorporated by reference in NiSource's Quarterly Report on Form 10-Q for the period ended March 31, 2001, in exhibit 10.33.

         12*      Statements of Ratio of Earnings to Fixed Charges

                  *Filed herewith


         There were no reports on Form 8-K filed during the first quarter of 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                     Columbia Energy Group
                                                -------------------------------
                                                         (Registrant)






Date:  May 10, 2001                       By:       /s/ Jeffrey W. Grossman
                                                -------------------------------
                                                      Jeffrey W. Grossman
                                                 Vice President and Controller
                                                 (Principal Accounting Officer
                                                  and Duly Authorized Officer)