Form 10-Q
period 2001-06-30
COLUMBIA ENERGY GROUP
filed 2001-08-10
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended JUNE 30, 2001


[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                          Commission file number 1-1098


                              COLUMBIA ENERGY GROUP
             (Exact Name of Registrant as Specified in its Charter)


                      Delaware                      13-1594808
           (State or other jurisdiction of         (IRS Employer
           incorporation or organization)       Identification No.)


             801 East 86th Avenue, Merrillville, IN        46410
            (Address of principal executive offices)     (Zip Code)



      Registrant's telephone number, including area code (877) 647-5990


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ].

As of November 1, 2000, all shares of the registrant's Common Shares, $.01 par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                                Page
                                                                                -----
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                Statements of Consolidated Income ..........................      3

                Consolidated Balance Sheets ................................      4

                Statements of Consolidated Cash Flows ......................      6

                Statements of Consolidated Common Stock Equity .............      7

                Statements of Consolidated Comprehensive Income ............      7

                Notes ......................................................      8

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ...............................     14

         Item 3. Quantitative and Qualitative Disclosures About Market Risk      24


PART II  OTHER INFORMATION

         Item 1. Legal Proceedings .........................................     25

         Item 2. Changes in Securities and Use of Proceeds .................     27

         Item 3. Defaults Upon Senior Securities ...........................     27

         Item 4. Submission of Matters to a Vote of Security Holders .......     27

         Item 5. Other Information .........................................     27

         Item 6. Exhibits and Reports on Form 8-K ..........................     27

         Signature .........................................................     28

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                 Three Months              Six Months
                                                                 Ended June 30,          Ended June 30,
                                                              --------------------    ----------------------
( in millions)                                                 2001         2000        2001        2000
------------------------------------------------------------------------------------------------------------
NET REVENUES
   Energy sales                                               $  523.9    $  223.1    $1,691.9      $  861.4
   Less:  Products purchased                                     353.8        76.2     1,207.8         443.0
------------------------------------------------------------------------------------------------------------
   Gross Margin                                                  170.1       146.9       484.1         418.4
   Transportation                                                164.1       163.9       422.6         415.8
   Production gas sales                                           20.7        35.4        67.4          81.8
   Other                                                          30.7        40.4        79.1          90.0
------------------------------------------------------------------------------------------------------------
Total Net Revenues                                               385.6       386.6     1,053.2       1,006.0
------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                     202.5       220.6       396.9         434.0
   Depreciation and depletion                                     56.1        47.1       113.1         109.5
   Loss on impairment of telecommunication assets                 89.2          --        89.2            --
   Other taxes                                                    34.2        39.4        99.4         109.3
------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         382.0       307.1       698.6         652.8
------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                   3.6        79.5       354.6         353.2
------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
   Interest income and other, net                                  4.6        93.8         3.4          98.1
   Interest expense and related charges                          (38.7)      (45.2)      (85.5)        (90.9)
------------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                  (34.1)       48.6       (82.1)          7.2
------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                           (30.5)      128.1       272.5         360.4
INCOME TAX EXPENSE (BENEFIT)                                     (10.2)       45.2       103.7         134.1
------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                         (20.3)       82.9       168.8         226.3
------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS - NET OF TAXES
   Income (Loss) from operations                                    --        (7.8)         --          (1.5)
   Estimated (loss) on disposal                                     --       (27.4)       (1.0)        (27.4)
------------------------------------------------------------------------------------------------------------
Income (Loss) from Discontinued Operations - net of taxes           --       (35.2)       (1.0)        (28.9)
------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                          (20.3)       47.7       167.8         197.4
Cumulative Effect of Accounting Change - net of taxes               --          --         4.0            --
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                             $  (20.3)   $   47.7    $  171.8      $  197.4
============================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30,   December 31,
(in millions)                                                2001         2000
-------------------------------------------------------------------------------
ASSETS                                                 (unaudited)
PROPERTY, PLANT AND EQUIPMENT
   Gas utility and other plant, at original cost        $ 8,057.6    $ 8,174.2
   Accumulated depreciation                              (3,837.8)    (3,778.3)
-------------------------------------------------------------------------------
   Net Gas Utility and Other Plant                        4,219.8      4,395.9
-------------------------------------------------------------------------------
   Gas and oil producing properties, full cost method
     United States cost center                              951.1        913.6
     Canadian cost center                                    22.1         20.2
   Accumulated depletion                                   (295.9)      (272.7)
-------------------------------------------------------------------------------
   Net Gas and Oil Producing Properties                     677.3        661.1
-------------------------------------------------------------------------------
Net Property, Plant and Equipment                         4,897.1      5,057.0
-------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
   Unconsolidated affiliates                                 32.6         28.1
   Net assets of discontinued operations                    242.4        236.3
   Affiliated notes receivable                               26.2            -
   Assets held for sale                                      84.0            -
   Other                                                     18.2         27.4
-------------------------------------------------------------------------------
Total Investments and Other Assets                          403.4        291.8
-------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and temporary cash investments                       38.3         73.5
   Accounts receivable, net                                 436.4        683.3
   Affiliated receivable                                     81.7          2.7
   Gas inventory                                             66.0        147.4
   Other inventories - at average cost                       13.7         14.5
   Prepayments                                               85.0         73.8
   Regulatory assets                                         74.7         57.4
   Underrecovered gas costs                                  17.3        169.0
   Deferred property taxes                                   25.2         45.2
   Exchange gas receivable                                  528.0        615.9
   Price risk management asset                              119.6            -
   Other                                                     36.5         (2.3)
-------------------------------------------------------------------------------
Total Current Assets                                      1,522.4      1,880.4
-------------------------------------------------------------------------------
REGULATORY ASSETS                                           353.2        351.8
DEFERRED CHARGES                                             72.0         45.2
-------------------------------------------------------------------------------
TOTAL ASSETS                                           $ 7,248.1     $ 7,626.2
===============================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                         JUNE 30,   December 31,
(in millions)                                                2001         2000
-------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                        (unaudited)
CAPITALIZATION
   Common stock equity                                  $ 2,276.5    $ 2,035.9
   Long-term debt                                         1,639.8      1,639.1
-------------------------------------------------------------------------------
Total Capitalization                                      3,916.3      3,675.0
-------------------------------------------------------------------------------
CURRENT LIABILITIES
   Short term debt                                              -        521.0
   Current maturities of long-term debt                       0.2          0.2
   Accounts and drafts payable                              248.1        398.0
   Affiliated payable                                       204.6          7.2
   Accrued taxes                                            218.1        177.1
   Accrued interest                                          18.0         17.7
   Estimated rate refunds                                     8.6          6.8
   Overrecovered gas costs                                  119.3            -
   Transportation and exchange gas payable                  261.0        358.5
   Deferred revenue                                         278.9        451.5
   Other                                                    259.3        366.0
-------------------------------------------------------------------------------
Total Current Liabilities                                 1,616.1      2,304.0
-------------------------------------------------------------------------------
OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes, noncurrent                        831.6        766.8
   Investment tax credits                                    30.5         31.2
   Postretirement benefits other than pensions              109.9        114.7
   Regulatory liabilities                                    33.7         32.4
   Deferred revenue                                         493.0        498.0
   Other                                                    217.0        204.1
-------------------------------------------------------------------------------
Total Other Liabilities and Deferred Credits              1,715.7      1,647.2
-------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                   $ 7,248.1     $ 7,626.2
===============================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


Six Months Ended June 30, ( in millions)                             2001          2000
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                     $ 171.8       $ 197.4
   Adjustments to reconcile net income to net cash from
    continuing operations:
    Loss from discontinued operations                                  --           1.5
    Loss from disposal of discontinued operations                     1.0          27.4
    Cumulative effect of accounting change, net of tax               (4.0)           --
    Depreciation and depletion                                      113.1         109.5
    Deferred income taxes                                           (61.4)         22.7
    Gain on sale of partnership                                        --         (90.6)
    Earnings from equity investment, net of distributions            (4.5)         (6.4)
    Loss on impairment of telecommunication assets                   89.2            --
    Deferred revenue                                               (177.6)        (25.0)
    Other - net                                                      75.6         (43.5)
----------------------------------------------------------------------------------------
                                                                    203.2         193.0
----------------------------------------------------------------------------------------
   Changes in components of working capital:
    Accounts receivable, net                                        261.6         201.6
    Affiliated receivable                                          (112.9)         13.5
    Gas inventory                                                    81.4          48.7
    Other inventories - at average cost                               0.8           0.6
    Prepayments                                                     (11.2)         (2.1)
    Accounts payable                                               (149.9)         14.9
    Affiliated payable                                              197.4            --
    Accrued taxes                                                    41.0          (9.2)
    Accrued interest                                                  0.3           2.0
    Estimated rate refunds                                            1.8          (2.1)
    Under/Overrecovered gas costs                                   271.0          (3.1)
    Exchange gas receivable/payable                                  (9.6)       (126.8)
    Other working capital                                          (134.4)        (31.4)
----------------------------------------------------------------------------------------
Net Cash from Continuing Operations                                 640.5         299.6
Net Cash from Discontinued Operations                                  --          20.4
----------------------------------------------------------------------------------------
Net Cash from Operating Activities                                  640.5         320.0
----------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
   Capital expenditures                                            (147.8)       (190.9)
   Acquisitions and other investments - net                           7.8         108.8
   Other                                                               --          (2.1)
----------------------------------------------------------------------------------------
Net Investment Activities                                          (140.0)        (84.2)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Dividends paid                                                      --         (36.2)
   Issuance of common stock                                            --           4.5
   Issuance (repayment) of short-term debt                         (521.0)       (136.6)
   Purchase of treasury stock                                          --        (114.1)
   Other financing activities                                       (14.7)         (3.8)
----------------------------------------------------------------------------------------
Net Financing Activities                                           (535.7)       (286.2)
----------------------------------------------------------------------------------------
Increase (Decrease) in cash and temporary cash investments          (35.2)        (50.4)
Cash and temporary cash investments at beginning of year             73.5          58.1
----------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30*                    $ 38.3         $ 7.7
========================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                                          $ 8.3        $ 82.4
    Cash paid for income taxes (net of refunds)                     $ 7.9        $ 66.7
----------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
*The Corporation considers all highly liquid short-term investments to be cash equivalents.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                     JUNE 30,     December 31,
(in millions)                                         2001             2000
-------------------------------------------------------------------------------
                                                   (unaudited)
Common stock, $.01 par value, authorized
   and issued 3,000 shares                          $      --        $     0.8
Additional paid in capital                            1,369.7          1,369.0
Retained earnings                                       838.1            666.5
Accumulated other comprehensive income                   68.7             (0.4)
-------------------------------------------------------------------------------
TOTAL COMMON STOCK EQUITY                           $ 2,276.5        $ 2,035.9
===============================================================================


COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME


                                                     JUNE 30,       December 31,
For the Year to Date Period Ended, (in millions)       2001             2000
-------------------------------------------------------------------------------
                                                   (unaudited)
COMPREHENSIVE INCOME
    Net income                                        $ 171.8          $ 133.7
    Other Comprehensive Income (Loss):
      Foreign currency translation adjustment            (0.7)            (0.7)
      Net gain on cash flow hedges                       69.4                -
-------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                  $ 240.5          $ 133.0
===============================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-------  --------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

NOTES

1.       BASIS OF ACCOUNTING PRESENTATION
The accompanying unaudited consolidated financial statements for Columbia Energy Group (Columbia) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with generally accepted accounting principles.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Columbia's Annual Report on Form 10-K (Form 10-K) for the fiscal year ended December 31, 2000. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. As discussed in Note 5, the 2000 financial statements have been reclassified to report several energy marketing operations as discontinued operations.

2.       ACQUISITION
On November 1, 2000, NiSource Inc. completed its acquisition of Columbia for an aggregate consideration of approximately $6 billion, consisting of $3,888 million in cash, 72.4 million shares of common stock valued at $1,761 million, and SAILS(SM) (units consisting of a zero coupon debt security coupled with a forward equity contract in NiSource shares) valued at $114 million. NiSource also assumed approximately $2 billion in Columbia debt. NiSource accounted for the acquisition in accordance with the purchase method of accounting, but did not "push-down" the purchase accounting adjustments to the financial statements of Columbia.

3.       RESTRUCTURING ACTIVITIES
As discussed in the Form 10-K, Columbia implemented a plan to restructure its operations as a result of its acquisition by NiSource, discussed above. As a result of the restructuring plan, it is estimated that approximately 781 management, professional, administrative and technical positions have been or will be eliminated. The restructuring plan included a severance program, a transition plan to implement operational efficiency throughout NiSource's operations and a voluntary early retirement program. As of June 30, 2001, approximately 535 employees had been terminated as a result of the restructuring plan. At June 30, 2001, the consolidated balance sheet reflected an accrual of $39.6 million related to the restructuring plan.

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

-------  -------------------- -----------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

                                                   Three Months                 Six Months
                                                  Ended June 30,              Ended June 30,
                                                ------------------         --------------------
($ in millions)                                  2001         2000          2001         2000
-----------------------------------------------------------------------------------------------
REVENUES
TRANSMISSION AND STORAGE
   Unaffiliated                                 141.8        134.7          324.9        310.4
   Intersegment                                  54.1         53.8          126.5        123.2
-----------------------------------------------------------------------------------------------
Total                                           195.9        188.5          451.4        433.6
-----------------------------------------------------------------------------------------------
DISTRIBUTION
   Unaffiliated                                 548.0        278.7        1,827.3      1,036.6
   Intersegment                                  (0.3)         0.2              -          0.8
-----------------------------------------------------------------------------------------------
Total                                           547.7        278.9        1,827.3      1,037.4
-----------------------------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
   Unaffiliated                                  20.3         40.1           72.2         91.9
   Intersegment                                  26.6          0.2           28.4          0.9
-----------------------------------------------------------------------------------------------
Total                                            46.9         40.3          100.6         92.8
-----------------------------------------------------------------------------------------------
OTHER PRODUCTS AND SERVICES
   Unaffiliated                                   4.6         15.0           13.8         28.5
   Intersegment                                     -            -            0.1            -
-----------------------------------------------------------------------------------------------
Total                                             4.6         15.0           13.9         28.5
-----------------------------------------------------------------------------------------------
Adjustments and eliminations                    (55.7)       (54.2)        (132.2)      (124.9)
-----------------------------------------------------------------------------------------------
CONSOLIDATED                                    739.4        468.5        2,261.0      1,467.4
-----------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)
   Transmission and Storage                      72.3         66.9          212.7        190.8
   Distribution                                  15.9          6.4          206.1        137.6
   Exploration and Production                    10.1         15.0           36.0         35.8
   Other Products and Services                  (93.9)         1.1          (98.7)         1.3
   Corporate                                     (0.8)        (9.9)          (1.5)       (12.3)
-----------------------------------------------------------------------------------------------
CONSOLIDATED                                      3.6         79.5          354.6        353.2
-----------------------------------------------------------------------------------------------

-------  -------------------- -----------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

5.       DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
In May 2000, as a result of its ongoing strategic assessment, Columbia announced that it decided to sell Columbia Propane Corporation (Columbia Propane), a propane marketer. On January 31, 2001, Columbia signed a definitive agreement (as amended and restated on August 7, 2001) to sell the stock and assets of Columbia Propane to AmeriGas Partners L.P. (AmeriGas) for approximately $201.5 million, consisting of $149.0 million in cash and $52.5 million of AmeriGas partnership common units. The transaction, subject to customary conditions, is expected to close in the third quarter of 2001. Columbia has also sold substantially all the assets of Columbia Petroleum Corporation, a diversified petroleum distribution company. Columbia Propane and Columbia Petroleum are reported as discontinued operations and therefore the financial statements for prior periods have been reclassified accordingly.

The revenues from discontinued operations were $58.2 million (Propane-$51.1 million and Petroleum-$7.1 million) and $257.6 million (Propane-$208.8 million and Petroleum-$48.8 million) for the three months and six months ended June 30, 2001. The revenues from discontinued operations were $154.0 million (Gas-$34.4 million, Propane-$47.7 million, Petroleum-$61.7 million and Other-$10.2 million) and $500.6 million (Gas-$166.1 million, Propane-$163.8 million, Petroleum-$146.8 million and Other-$23.9 million) for the three months and six months ended June 30, 2000.

The loss from discontinued operations and the estimated loss on disposal information are provided in the following table:

                                                    Three Months                 Six Months
                                                   Ended June 30,              Ended June 30,
                                                 ------------------          ------------------
($ in millions)                                   2001         2000           2001         2000
-----------------------------------------------------------------------------------------------
Loss from discontinued operations                   -        (12.4)             -         (2.0)
Income tax benefit                                  -         (4.6)             -         (0.5)
-----------------------------------------------------------------------------------------------
NET LOSS FROM DISCONTINUED OPERATIONS               -         (7.8)             -         (1.5)
-----------------------------------------------------------------------------------------------

Estimated loss on disposal                          -        (38.1)          (1.5)       (38.1)
Income tax benefits                                 -        (10.7)          (0.5)       (10.7)
-----------------------------------------------------------------------------------------------
NET ESTIMATED LOSS ON DISPOSAL                      -        (27.4)          (1.0)       (27.4)
-----------------------------------------------------------------------------------------------


The net assets of the discontinued operations were as follows:

                                                                         JUNE 30,     December 31,
($ in millions)                                                            2001           2000
--------------------------------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS
   Accounts receivable, net                                                33.0           91.3
   Property, plant and equipment, net                                     200.7          212.2
   Other assets                                                            68.3           70.2
   Accounts payable                                                       (25.8)         (68.3)
   Other liabilities                                                      (33.8)         (69.1)
-----------------------------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS                                     242.4          236.3
-----------------------------------------------------------------------------------------------

In September and October 2000, management held discussions with investment banking firms seeking strategic options for the assets of Columbia Transmission Communications Corporation (Transcom), a fiber optics telecommunications network. Although significant uncertainties existed surrounding the estimated costs to complete the fiber optic network, time to market in a competitive environment, and delays due to construction deficiencies and environmental issues, the decision was made to complete the Transcom network and sell the assets. The Company has received subsequent information pertaining to the estimated construction costs and delays. Consequently, management has concluded that the carrying value of the telecommunication assets exceeds the realizable value by approximately $89.2 million. The Company recorded a charge of $89.2 million to Operating Income in the second quarter of 2001.

-------  -------------------- -----------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


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

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4 million and an after-tax reduction to other comprehensive income (OCI) of $33.6 million. The adoption also resulted in the recognition of $160.2 million of assets and $193.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of the carrying value of certain long-term debt by $3.8 million. During the second quarter of 2001, $6.2 million of the net losses included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. During the six months ended June 30, 2001, $19.1 million of the net losses included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. Further detail of the assets and liabilities recorded on the consolidated financial statements for the adoption of SFAS No. 133 is as follows:


(in millions)                                                           ASSETS       LIABILITIES
------------------------------------------------------------------------------------------------
Price Risk Management                                                  $ 153.6         $ 209.8
Deferred Taxes                                                               -           (16.0)
Regulatory                                                                 6.6               -
Debt                                                                         -            (3.8)
-----------------------------------------------------------------------------------------------
TOTAL                                                                  $ 160.2         $ 190.0
-----------------------------------------------------------------------------------------------


As stated above, the initial recording of the cumulative effect of this accounting change included unrealized holding losses of $33.6 million. However, the activity for the second quarter of 2001 and the six months ended June 30, 2001 resulted in unrealized gains on qualifying derivatives of approximately $44.2 and $69.4 million, respectively, as reported in the Statements of Consolidated Shareholder's Equity. The activity for the periods included:

                                                                      Three Months     Six Months
                                                                     Ended June 30,  Ended June 30,
                                                                     --------------  --------------
( in millions)                                                            2001            2001
---------------------------------------------------------------------------------------------------
Unrealized gains on derivatives qualifying as cash
   FLOW HEDGES:
   Unrealized holding gain (loss) arising during the period due to cumulative effect of a change in accounting principle,
     recognized at January 1, 2001, net of tax                             $ -         $ (33.6)

   Unrealized holding gains arising during the period on
     derivatives qualifying as cash flow hedges, net of tax               38.5            84.3

   Reclassification adjustment for net loss included in net
      income, net of tax (including losses of $6.2 and $19.1
      million, respectively, related to the cumulative effect
      of change in accounting principle)                                   5.7            18.7
-----------------------------------------------------------------------------------------------
   Net unrealized gains on derivatives qualifying as cash
     flow hedges, net of tax                                            $ 44.2          $ 69.4
-----------------------------------------------------------------------------------------------

-------  -------------------- -----------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


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

Distribution
------------
For regulatory incentive purposes, the Columbia Distribution subsidiaries enter into contracts that allow counterparties the option to sell gas to Distribution at specified prices during specified periods of time. Distribution charges the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the difference between the cost of gas during the contracted delivery period and the market price of gas during that same period. Distribution defers a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The remaining change is recognized currently in earnings.

Exploration and Production
--------------------------
In conjunction with certain fixed price gas delivery commitments, Columbia Energy Resources, Inc. (Columbia Resources) has purchased financial basis swaps to transfer basis risk from the counterparty back to Columbia Resources. Because these transactions by definition are derivatives and do not qualify for hedge accounting, the mark to fair value of these swaps will directly impact earnings. Additionally, Columbia Resources has engaged in commodity and basis swaps to hedge the anticipated future sale of natural gas. These contracts are derivatives and are designated as cash flow hedges of anticipated future sales. The fair value of these derivatives is recorded in OCI until the related sale occurs. Any ineffectiveness is charged to earnings. Columbia Resources has a net gain of approximately $0.5 million recognized in earnings due to time value in the reporting period and has not excluded components of the derivatives' values in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of forward swap contracts will result in income recognition for amounts currently classified in OCI of approximately $15.2 million, which will be included in net income. Columbia Resources has forward derivative contracts designated as cash flow hedges through December 2002. At this time, Columbia Resources expects to continue the majority of its cash flow hedges due to the probability that the forecasted events will occur.

Other Products and Services
---------------------------
Columbia Energy Services, Inc. (Columbia Energy Services) has fixed price gas delivery commitments to three municipalities in the U.S. that qualify as derivative instruments. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into pay fixed/receive floating swaps priced at those locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases. Any impacts of changes in the swaps' fair values are included in OCI until the sales are completed. Columbia Energy Services has no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and it has not excluded any component of the derivative instruments' value in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of forward swap contracts will result in income recognition of amounts currently classified in OCI of approximately $13.6 million, which will be included in net income. Columbia Energy Services has forward swap contracts designated as cash flow hedges through December 2008. At this time, Columbia Energy Services expects to continue its cash flow hedges due to the probability that the forecasted transaction will occur.

Gas Transmission and Storage
----------------------------
The adoption and application of SFAS 133 had no impact on this segment.

-------  -------------------- -----------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


Interest Rate Swaps
-------------------
Columbia utilizes fixed-to-floating interest rate swap agreements to modify the interest characteristics of a portion of its outstanding long-term debt. As a result of these transactions, $300 million of Columbia's long-term debt is now subject to fluctuations in interest rates. Columbia has no net gain or loss recognized in earnings due to ineffectiveness or time value in this reporting period. Columbia has not excluded any component of the derivative instrument's value in its assessments of hedge effectiveness. Columbia would recognize approximately $0.7 million in earnings over the remaining life of the corresponding long-term debt if the hedging relationship was to be discontinued.

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The key concepts from the two interrelated Statements include mandatory use of the purchase method in accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing for goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually under the revised framework.

The Business Combinations Statement is generally effective for combinations that are initiated after June 30, 2001. The Statement on Goodwill and Other Intangible Assets is effective for fiscal years beginning after December 15, 2001, however, for business combinations consummated after June 30, 2001, the requirements to discontinue goodwill amortization are effective upon issuance of the Statements. The first part of the annual impairment test is to be performed within six months of adopting the Statement on Goodwill and Other Intangible Assets.

Columbia will adopt the provisions of the Business Combinations Statement on July 1, 2001, and the Goodwill and Other Intangible Assets Statement on January 1, 2002. Although Columbia is currently evaluating the effects of the Statements, the Company does not expect the adoption of the Statements to have a material impact on its results of operations.

In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The Statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Columbia is currently evaluating the impact that the Statement will have on its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Forward Looking Statements
--------------------------
The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, proposed dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions and dispositions, growth opportunities for Columbia's regulated and nonregulated businesses, dealings with third parties over whom Columbia has no control, actual operating experience of acquired assets, Columbia's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions and counter-party credit risk, many of which are beyond the control of Columbia. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

The following Management's Discussion and Analysis should be read in conjunction with the Columbia Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                    SECOND QUARTER 2001 CONSOLIDATED RESULTS

Income from Continuing Operations
---------------------------------
Columbia reported a net loss from continuing operations for the second quarter 2001 of $20.3 million, a decrease of $103.2 million over the second quarter of 2000. The loss was primarily due to a one time charge of $89.2 million ($52.0 million after-tax) for the asset impairment relating to the fiber optics telecommunications network. Also contributing to the decrease was the positive impact of $59.0 million after-tax gain on the sale of Cove Point LNG during the second quarter of 2000. Tempering this decrease were reduced operation and maintenance costs as a result of restructuring initiatives implemented during 2000 to improve operating efficiencies and reduce costs.

Net Revenues
------------
Total second quarter 2001 consolidated net revenues (operating revenues less associated products purchased costs) were $385.6 million, a $1.0 million decrease over the same period last year. Increased operating revenues, due to higher gas prices for the Exploration and Production segment and increased transportation service revenues for the Transmission and Storage segment, were offset by reduced gas sales from the Distribution segment, due to 15% warmer weather in the second quarter 2001 over the same period last year.

Expenses
--------
Operating expenses for the second quarter of 2001 were $382.0 million, an increase of $74.9 million over the same period last year. The increased expense was largely due to the $89.2 million expense provision recorded for the asset impairment relating to the fiber optics telecommunications network. Also, depletion expenses increased $10.0 million due in part to a ceiling test write-down in Columbia Resources' Canadian region. Offsetting these increases was a $18.1 million decrease in operation and maintenance expenses primarily resulting from payroll and benefit cost savings. These savings were achieved in large part by the success of the restructuring initiatives implemented in 2000. Other taxes decreased $5.2 million primarily due to lower property tax rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


Other Income (Deductions)
-------------------------
Other Income (Deductions), which includes interest income and other, net and interest expenses and related charges, reduced pre-tax income by $34.1 million for the second quarter of 2001 compared to a $48.6 million improvement in the same period last year. Interest income and other, net for the second quarter of 2001 of $4.6 million was down $89.2 million, as a result of a $90.6 million pre-tax gain on the sale of Cove Point LNG in the second quarter of 2000. Interest expense and related charges of $38.7 million in the second quarter of 2001 decreased $6.5 million compared to the same period last year, primarily due to reduced short-term borrowings.

Income Taxes
------------
Income taxes decreased $55.4 million in the second quarter of 2001 over the same period last year, primarily from the tax benefit recorded due to the loss on the fiber optics telecommunications network.

                         SIX MONTH CONSOLIDATED RESULTS

Income from Continuing Operations
---------------------------------
Columbia's income from continuing operations for the first half of 2001 was $168.8 million, a decrease of $57.5 million from the corresponding 2000 period. The decrease was largely due to a one time charge of $89.2 million ($52.0 million after-tax) for the asset impairment relating to the fiber optics telecommunications network in the second quarter of 2001 and the $59.0 million after-tax gain on the sale of Cove Point LNG during the second quarter of 2000. Tempering these decreases were increased revenues, due in part to 6% colder weather in the first half of 2001 compared to the same period in 2000. Reduced operation and maintenance costs, mainly labor and benefits, as a result of restructuring initiatives implemented during 2000 also helped offset the above-mentioned decreases.

Net Revenues
------------
For the six months ended June 30, 2001, net revenues of $1,053.2 million increased $47.2 million over the same period in 2000. The improvement was primarily a result of colder weather in the first half of 2001 (6% colder than the first six months of 2000), which increased net revenues in the distribution segment by $32.7 million. Increased transportation revenues and other revenues from the sale of base storage gas in the transmission and storage segment of $17.8 million also contributed to the net revenue improvement in the first half.

Expenses
--------
Operating expenses for the first half of 2001 were $698.6 million, an increase of $45.8 million over the same period last year. The increased expense was primarily due to the $89.2 million expense provision recorded for the asset impairment relating to the fiber optics telecommunications network. Depletion expenses increased slightly, $3.6 million, due in part to a ceiling test write-down in Columbia Resources' Canadian region, offset by a lower depletion rate in 2001. Tempering these increases were a $37.1 million decrease in operation and maintenance expenses. The voluntary incentive retirement program implemented in 2000 helped reduce payroll and benefit costs along with restructuring initiatives, which improved operating efficiencies and contributed to expense reductions. Other taxes decreased $9.9 million as a result of lower property taxes, though partially offset by increased gross receipts taxes.

Other Income (Deductions)
-------------------------
Other Income (Deductions) reduced income by $82.1 million for the first half of 2001, compared to an increase to income of $7.2 million in the same period last year. Interest income and other, net of $3.4 million, decreased $94.7 million as a result of the $90.6 million pre-tax gain on the sale of Point Cove LNG in the second quarter of 2000. Interest expense and related charges decreased $5.4 million in the first half of 2001, due to a reduction in short-term borrowings related to the 2000 stock repurchase program and lower interest on contingent taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


Income Taxes
------------
Income tax expense of $103.7 million in the first half of 2001 decreased $30.4 million from the same period last year, primarily from the tax benefit recorded due to the loss on the fiber optics telecommunications network.

Discontinued Operations
-----------------------
For the first half of 2001, the estimated loss on disposal of the propane business was $1.0 million after-tax, while the propane and petroleum business reported an after-tax loss of $28.9 million for the same period of 2000.

Change in Accounting Principle
------------------------------
On January 1, 2001, Columbia adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This change in accounting, net of taxes, contributed $4.0 million to net income.

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

Net cash from continuing operations for the first six months of 2001 was $640.5 million, an increase of $340.9 million from the same period in 2000. This increase was primarily due to timing differences associated with exchange gas activity and other working capital items, including underrecovered gas costs.

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

As of June 30, 2001, Columbia had $194.6 million of intercompany short-term borrowings with NiSource Finance Corp. outstanding at a weighted average interest rate of 4.27%. In addition, at June 30, 2001, Columbia had letters of credit issued and outstanding of $45.4 million.

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

Accounting Change
-----------------
Effective January 1, 2001, Columbia adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No.
133). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4 million and an after-tax reduction to other comprehensive income (OCI) of $33.6 million. The adoption also resulted in the recognition of $160.2 million of assets and $193.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of the carrying value of certain long-term debt by $3.8 million. During the second quarter of 2001, $6.2 million of the net losses included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. During the six months ended June 30, 2001, $19.1 million of the net losses included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings.

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

See Note 6., "Accounting Change" on page 11 for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
TRANSMISSION AND STORAGE OPERATIONS


                                                       Three Months              Six Months
                                                      Ended June 30,           Ended June 30,
                                                    ------------------      -------------------
( in millions)                                        2001       2000          2001       2000
-----------------------------------------------------------------------------------------------
OPERATING REVENUES
   Transportation revenues                         $ 147.4    $ 140.2       $ 341.8    $ 325.8
   Storage revenues                                   44.9       44.1          89.5       88.7
   Other revenues                                      3.6        4.2          20.1       19.1
-----------------------------------------------------------------------------------------------
Total Operating Revenues                             195.9      188.5         451.4      433.6
-----------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                          82.3       81.1         155.1      159.7
   Depreciation                                       27.4       27.3          54.8       54.6
   Other taxes                                        13.9       13.2          28.8       28.5
-----------------------------------------------------------------------------------------------
Total Operating Expenses                             123.6      121.6         238.7      242.8
-----------------------------------------------------------------------------------------------
OPERATING INCOME                                    $ 72.3     $ 66.9       $ 212.7    $ 190.8
===============================================================================================

THROUGHPUT (MDth)
Transportation
   Columbia Transmission
     Market area                                     154.9      194.9         539.8      592.0
   Columbia Gulf
     Mainline                                        170.5      165.9         336.6      313.4
     Short-haul                                       49.8       42.5          88.6      102.9
     Intrasegment eliminations                      (163.9)    (161.2)       (321.3)    (308.7)
   Columbia Pipeline Deep Water                        0.9        0.8           1.8        6.2
-----------------------------------------------------------------------------------------------
TOTAL THROUGHPUT                                     212.2      242.9         645.5      705.8
-----------------------------------------------------------------------------------------------


Throughput
----------
Columbia Transmission's throughput consists of transportation and storage services for local distribution companies and other customers within its market area, which covers portions of northeastern, mid-Atlantic, mid-western, and southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana to Leach, Kentucky and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana.

Throughput for the Transmission and Storage segment totaled 212.2 million dekatherms (MDth) for the second quarter of 2001, a decrease of 30.7 MDth from the same period in 2000, due to lower utilization by power generation customers and warm April weather.

Throughput for the Transmission and Storage segment totaled 645.5 MDth for the first six months of 2001. An increase in customer demand during the first quarter due to colder weather and increased mainline requirements was more than offset by the overall reduction in power generation and storage customer quantities, resulting in a decrease of 60.3 MDth from the first six months of 2000.

Operating Revenues
------------------
Total operating revenues were $195.9 million for the second quarter of 2001, an increase of $7.4 million over the same period in 2000. The increase in revenues was primarily due to higher transportation revenues resulting from contracts signed in the first quarter when the cold weather increased demand.

For the first six months of 2001, total operating revenues were $451.4 million, an increase of $17.8 million from the same period last year. This increase is primarily due to higher transportation revenues resulting from contracts signed in the first quarter when the cold weather increased demand. In addition, approximately 5 Bcf of storage gas was sold in the first quarters of both 2001 and 2000, providing additional other revenues of $11.4 million and $10.9 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Operating Income
----------------
Second quarter 2001 operating income of $72.3 million increased $5.4 million over the same period last year, due primarily to higher transportation revenues, as discussed above.

For the first six months of 2001, operating income was $212.7 million, an increase of $21.9 million from the same period in 2000. The increase is due primarily to the increased revenues coupled with lower payroll and benefit costs as a result of Columbia Transmission's voluntary incentive retirement program implemented in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
DISTRIBUTION OPERATIONS

                                                       Three Months            Six Months
                                                      Ended June 30,          Ended June 30,
                                                   ------------------     ---------------------
( in millions)                                        2001       2000         2001        2000
-----------------------------------------------------------------------------------------------
NET REVENUES
   Sales revenues                                  $ 491.8    $ 213.8     $1,648.4     $ 841.6
   Less:  Cost of gas sold                           398.4      120.7      1,312.1       545.9
-----------------------------------------------------------------------------------------------
   Net Sales Revenues                                 93.4       93.1        336.3       295.7
-----------------------------------------------------------------------------------------------
   Transportation revenues                            55.9       65.1        178.9       195.8
   Less:  Associated gas costs                         2.9        5.6          9.3        18.3
-----------------------------------------------------------------------------------------------
   Net Transportation Revenues                        53.0       59.5        169.6       177.5
-----------------------------------------------------------------------------------------------
Net Revenues                                         146.4      152.6        505.9       473.2
-----------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                         102.8      112.6        206.3       230.1
   Depreciation                                       11.6       11.5         32.8        33.1
   Other taxes                                        16.1       22.1         60.7        72.4
-----------------------------------------------------------------------------------------------
Total Operating Expenses                             130.5      146.2        299.8       335.6
-----------------------------------------------------------------------------------------------
OPERATING INCOME                                    $ 15.9      $ 6.4      $ 206.1     $ 137.6
===============================================================================================

THROUGHPUT (MDth)
   Sales
     Residential                                      14.3       16.7         83.1        76.5
     Commercial                                        5.1        5.8         31.9        27.0
     Industrial and other                              0.5        0.6          1.9         2.1
-----------------------------------------------------------------------------------------------
   Total Sales                                        19.9       23.1        116.9       105.6
   Transportation                                     61.7       79.7        174.1       207.9
-----------------------------------------------------------------------------------------------
Total Throughput                                      81.6      102.8        291.0       313.5
Off-System Sales                                      45.1        2.5         51.1        10.3
-----------------------------------------------------------------------------------------------
Total Sold and Transported                           126.7      105.3        342.1       323.8
===============================================================================================


                  DEGREE DAYS (DISTRIBUTION SERVICE TERRITORY)

                                                       Three Months              Six Months
                                                       Ended June 30,          Ended June 30,
                                                      ---------------        ------------------
                                                      2001       2000         2001        2000
-----------------------------------------------------------------------------------------------
Actual                                                 448        579        3,231       3,145
Normal                                                 617        580        3,533       3,559
% Colder (warmer) than normal                         (27%)         -          (9%)       (12%)
% Colder (warmer) than prior period                   (15%)       20%           6%         (4%)
-----------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Throughput
----------
During the second quarter of 2001, total volumes sold and transported of 126.7 million dekatherms (MDth) increased 21.4 MDth from the same period last year, primarily due to 42.6 MDth higher off-system sales. This was offset by decreased sales and transportation volumes to the industrial sector caused by a general production downturn, especially in the steel industry, along with reduced residential and commercial volumes delivered due to 15% warmer weather than in the second quarter of 2000.

For the first six months of 2001, total volumes sold and transported of 342.1 MDth increased 18.3 MDth from the first half of 2000. Off-system sales of 51.1 MDth, an increase of 40.8 MDth from the same period last year, along with increased residential and commercial volumes delivered due to 11% colder weather in the first quarter of 2001 compared to 2000, contributed to this increase. Partially offsetting these increases are decreased volumes delivered to the industrial sector caused by a general production downturn during the first half of 2001.

Net Revenues
------------
Net revenues for the three months ended June 30, 2001 of $146.4 million were down $6.2 million over the same period in 2000. Warmer weather and decreased transportation revenues contributed to this decrease.

For the first half of 2001, net revenues were $505.9 million, up $32.7 million over the same period last year, primarily due to colder weather in the first quarter of 2001 compared to 2000, offset by decreased transportation and off-system revenues.

Operating Income
----------------
Operating income for the three months ended June 30, 2001 of $15.9 million increased $9.5 million from the same period in 2000. The decrease in net revenues, as discussed above, was tempered by a $15.7 million decrease in operating expenses. The lower expenses included decreased payroll and benefit costs that resulted from a reduced employee complement due to the voluntary incentive retirement program implemented in 2000. In addition, other taxes decreased due to lower property and gross receipts taxes.

For the six months ended June 30, 2001, operating income of $206.1 million increased $68.5 million from the same period last year, primarily due to increased net revenues, as discussed above, and a $35.8 million decrease in operating expenses. Operation and maintenance expenses decreased $23.8 million reflecting payroll and benefit savings from the voluntary incentive retirement program of 2000. Other taxes decreased $11.7 million due to lower property taxes, though partially offset by increased gross receipts taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
EXPLORATION AND PRODUCTION OPERATIONS

                                                       Three Months              Six Months
                                                       Ended June 30,           Ended June 30,
                                                    -----------------        ------------------
( in millions)                                        2001       2000          2001       2000
-----------------------------------------------------------------------------------------------
OPERATING REVENUES
   Gas revenues                                     $ 47.6     $ 36.3        $ 96.3     $ 83.8
   Other revenues                                     (0.7)       4.0           4.3        9.0
-----------------------------------------------------------------------------------------------
Total Operating Revenues                              46.9       40.3         100.6       92.8
-----------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                          15.6       15.2          29.5       31.3
   Depreciation and depletion                         17.0        7.0          25.2       19.4
   Other taxes                                         4.2        3.1           9.9        6.3
-----------------------------------------------------------------------------------------------
Total Operating Expenses                              36.8       25.3          64.6       57.0
-----------------------------------------------------------------------------------------------
OPERATING INCOME                                    $ 10.1     $ 15.0        $ 36.0     $ 35.8
===============================================================================================

GAS PRODUCTION STATISTICS
   Production (Bcf)
     U.S.                                             11.6       12.9          26.1       27.0
     Canada                                            0.1        0.1           0.1        0.1
-----------------------------------------------------------------------------------------------
Total                                                 11.7       13.0          26.2       27.1
===============================================================================================

   Average Price ($ per Mcf)
     U.S.                                             4.06       2.75          3.67       3.06
     Canada                                           5.00       2.73          6.69       2.80
-----------------------------------------------------------------------------------------------

OIL AND LIQUIDS PRODUCTION STATISTICS
   Production (000 Bbls)
     U.S.                                               41         50           100         93
     Canada                                              2          2             4          5
-----------------------------------------------------------------------------------------------
Total                                                   43         52           104         98
===============================================================================================

   Average Price ($ per Bbl)
     U.S.                                            22.75      28.76         24.59      26.38
     Canada                                          28.92      30.40         30.15      29.28
-----------------------------------------------------------------------------------------------


Drilling Activity
-----------------
Columbia Resources seeks to achieve asset and profit growth primarily through expanded drilling activities. Columbia Resources participated in 37 gross (35 net) wells during the second quarter of 2001 with a success rate of 88%, adding
11.2 net billion cubic feet equivalents (Bcfe) of gas and oil reserves. During the same period in 2000, Columbia Resources completed 62 gross (56.8 net) wells with an 85% success rate, adding reserves of 12.5 net Bcfe.

Columbia Resources' drilling activity in the first half of 2001 resulted in the discovery of 23.6 net Bcfe of gas and oil reserves compared to 15.6 Bcfe in the same period in 2000. Through June 2001, Columbia Resources has participated in 61 gross (57.4 net) wells with a success rate of 93% compared to 85 gross (75 net) wells in the first half of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Volumes -------
Gas production of 11.7 Bcf in the second quarter of 2001 decreased 1.3 Bcf over the same period in 2000. Shut-in production in coal mining territory and compressor outages were primary contributors to this decrease. For the six months ended June 30, 2001, gas production decreased 0.9 Bcf to 26.2 Bcf. This decline is primarily due to the shut-in production and compressor outages discussed above partially offset by improvements to gathering facilities and reduced capacity constraints.


Oil and liquids production decreased to 43,000 barrels in the second quarter of 2001, down 9,000 barrels from the same period last year due to normal production declines. For the six months ended June 30, 2001 oil and liquids production was 104,000 barrels, an increase of 6,000 barrels over the same period last year. This increase is due to the recognition in 2001 of prior year production, partially offset by normal production declines.

Operating Revenues
------------------
Operating revenues for the second quarter of 2001 of $46.9 million increased $6.6 million over the same quarter in 2000, primarily due to average gas prices of $4.06 per Mcf, an increase of $1.31 per Mcf compared to the same period last year. Columbia Resources' second quarter 2001 natural gas production was fully hedged or committed through fixed price contracts at an average price of $4.15 per Mcf.

Operating revenues for the first half of 2001 were $100.6 million, an increase of $7.8 million over the same period in 2000, primarily as a result of a $0.61 per Mcf increase in average gas prices compared to the same period in 2000.

Operating Income
----------------
For the three months ended June 30, 2001, operating income of $10.1 million decreased $4.9 million over last year's second quarter. Higher operating revenues, as discussed above, offset by depletion expense increasing $10.0 million is the primary factor of the second quarter decline. Depletion expense increased due to a $8.7 million ceiling test write-down in Columbia Resources' Canadian region and additional expense due to higher depletable revenues.

For the first half of 2001, operating income increased $0.2 million. Increased operating expenses offset higher operating revenues. Depletion expenses increased $5.8 million as a result of the ceiling test write-down in the Canadian region of $8.7 million offset by a lower first half 2001 depletion rate. Other taxes increased $3.6 million primarily as a direct result of the higher first half revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
OTHER PRODUCTS AND SERVICES

                                       Three Months              Six Months
                                      Ended June 30,           Ended June 30,
                                   --------------------     --------------------
(in millions)                        2001         2000        2001         2000
-------------                        ----         ----        ----         ----
OPERATING REVENUES
    Gas revenues                   $   4.4      $   8.0     $  13.5      $  17.8
    Power generation revenues           --          4.3          --          4.8
    LNG revenues                        --          1.8          --          3.8
    Other revenues                     0.2          0.9         0.4          2.1
                                   -------      -------     -------      -------
Total Operating Revenues               4.6         15.0        13.9         28.5
                                   -------      -------     -------      -------
OPERATING EXPENSES
    Products purchased                 6.5          5.9        13.5         13.6
    Operation and maintenance          2.8          7.8         9.8         13.2
    Depreciation                        --          0.1          --          0.2
    Loss on asset impairment          89.2           --        89.2           --
    Other taxes                         --          0.1         0.1          0.2
                                   -------      -------     -------      -------
Total Operating Expenses              98.5         13.9       112.6         27.2
                                   -------      -------     -------      -------
OPERATING INCOME (LOSS)            $ (93.9)     $   1.1     $ (98.7)     $   1.3
                                   =======      =======     =======      =======

Operating Revenues
------------------
Operating revenues of $4.6 million for the second quarter of 2001 decreased $10.4 million from the same period last year. The decrease is due to the absence of the Liquefied Natural Gas (LNG) and power generation revenues resulting from the sale of these operations in the second quarter of 2000. In addition, gas revenues recorded for certain long-term sales commitments decreased $3.6 million, largely offset by a similar decrease in gas purchased costs reflected in products purchased expenses.

Operating revenues for the first half of 2001 decreased $14.6 million to $13.9 million primarily due to LNG and power generation operations being sold, as well as the loss of gas revenues from long-term gas sales commitments.

Operating Income (Loss)
-----------------------
Other Products and Services reported an operating loss of $93.9 million in the second quarter of 2001 compared to operating income of $1.1 million for the same period last year. The operating loss is the result of the second quarter charge of $89.2 million for the asset impairment relating to the fiber optics telecommunications network.

For the six months ended June 30, 2001, this segment reported an operating loss of $98.7 million compared to operating income of $1.3 million in the first half of last year. Contributing to the reported loss is the fiber optics telecommunications network asset impairment in the second quarter of 2001 and the sale of the LNG and power generation operations being sold in the second quarter of 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

Omitted pursuant to General Instruction H(2)(c).

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

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

   A trial commenced in the third quarter of 1996 in the Court of Queen's Bench. Following multiple lengthy adjournments, the parties have concluded presenting their witnesses and evidence and have made their post-trial arguments. The parties are awaiting the court's ruling. Management continues to believe that its defenses are meritorious, and that the risk of any material liability to Columbia is de minimis.

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

3. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V COLUMBIA GAS TRANSMISSION CORP. ET. AL.

   The plaintiff filed a complaint under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, the plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including by making sales to affiliated entities at

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

   artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999. In December 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. In May 2001, the Court denied the Columbia defendants' motion to dismiss. The Columbia defendants have joined together with numerous other defendants and have filed a motion requesting the district court to amend its order to include a certification so that the defendant could request permission from the United States Court of Appeals for the Tenth Circuit to appeal a controlling question of law. That motion was denied on July 2, 2001.

4. QUINQUE OPERATING CO. ET AL V. GAS PIPELINES ET AL.

   Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and fourteen affiliated entities. The allegations in Quinque are similar to those made in Grynberg; however, Quinque broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Quinque asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Quinque purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. The defendants had previously removed the case to Federal court. On January 12, 2001, the Federal court remanded the case to state court. In June 2001, the plaintiff voluntarily dismissed ten of the fourteen Columbia entities. Discovery relating to personal jurisdiction has begun.

5. VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.

   In February 2000, plaintiff filed a complaint in New York state court against Columbia Resources and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by Columbia Resources. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia Resources and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has now remanded Kershaw back to New York state court. The New York state court judge has heard the Columbia defendants' motion to dismiss the case and has taken the matter under advisement.

6. ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.

   On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. Plaintiff's complaint arises from an explosion and fire which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. Written discovery has been completed and the parties are conducting oral discovery of the fact witnesses. There has been no trial date set in the matter, and the next court date is October 16, 2001, at which time further scheduling of discovery will occur.

7. COLUMBIA GAS TRANSMISSION CORP. V. CONSOLIDATION COAL CO., ET AL.

   On December 21, 1999, Columbia Transmission filed a complaint in Federal court in Pittsburgh, Pennsylvania against Consolidation Coal Co. and McElroy Coal Co. (collectively, Consol), seeking declaratory and permanent injunctive relief enjoining Consol from pursuing its current plan to conduct longwall mining through Columbia Transmission's Victory Storage Field (Victory) in northern West Virginia. The complaint was served on April 10, 2000. Consol's current plans to longwall mine through Victory would destroy certain infrastructure of Victory, including all of Columbia Transmission's storage wells in the path of the mining. The parties are holding discussions concerning resolution of this matter. On December 8, 2000, the court denied Consol's motion to dismiss. On March 5, 2001, the court denied Consol's motion to transfer this action to Federal court in West Virginia (see McElroy Coal Company v. Columbia Gas Transmission Corporation below). On March 27, 2001, the court also granted Columbia's motion to enjoin Consol from further prosecuting the West Virginia action and from initiating any further actions in any other court raising compulsory counterclaims to this action. On April 2, 2001, Consol filed an appeal of the March 27, 2001 order

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

   to the United States Court of Appeals for the Third Circuit. The appeal has been fully briefed and is awaiting disposition by the United States Court of Appeals for the Third Circuit. Consol also filed a Motion for Leave to File a Counterclaim on April 10, 2001, including a claim for inverse condemnation. The court accepted Consol's Motion for Leave on April 12, 2001. Columbia Transmission filed its response to Consol's counterclaim on May 3, 2001. Meanwhile, discovery is proceeding.

8. MCELROY COAL COMPANY V. COLUMBIA GAS TRANSMISSION CORPORATION

   On February 12, 2001, McElroy Coal Company (McElroy), an affiliate of Consolidation Coal Co., filed a complaint against Columbia Transmission in Federal court in Wheeling, West Virginia. The West Virginia complaint seeks declaratory and injunctive relief as to McElroy's alleged right to mine coal within Victory, and Columbia Transmission's obligation to take all necessary measures to permit McElroy to longwall mine. The complaint also seeks compensation for the inverse condemnation of any coal that cannot be mined due to Columbia Transmission's Victory operations. Except for the claim of inverse condemnation, McElroy's West Virginia complaint appears to be virtually identical to Consol's original counterclaim to Columbia Transmission's Federal court action in Pennsylvania. As discussed in Columbia Gas Transmission Corp. v. Consolidation Coal Co., et al, above, the federal court in Pittsburgh has granted Columbia's motion to enjoin McElroy from further prosecution of this action and this order is on appeal to the United States Court of Appeals for the Third Circuit. Meanwhile, on April 10, 2001, the West Virginia case was dismissed without prejudice.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Omitted pursuant to General Instruction H.(2)(b)


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Omitted pursuant to General Instruction H.(2)(b)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction H.(2)(b)


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS TO FORM 10-Q

       Exhibit
       Number
       -------
       12*        Statements of Ratio of Earnings to Fixed Charges
                  *Filed herewith

       There were no reports on Form 8-K filed during the second quarter of 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Columbia Energy Group
                                      ---------------------------------------
                                               (Registrant)












Date:  August 9, 2001            By:      /s/ Jeffrey W. Grossman
                                      ---------------------------------------
                                            Jeffrey W. Grossman
                                       Vice President and Controller
                                       (Principal Accounting Officer
                                       and Duly Authorized Officer)