Form 10-Q
period 2001-09-30
COLUMBIA ENERGY GROUP
filed 2001-11-08
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             [ ]  For the Quarterly period ended SEPTEMBER 30, 2001


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                          Commission file number 1-1098


                              COLUMBIA ENERGY GROUP
                              ---------------------
             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                         13-1594808
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)


801 East 86th Avenue, Merrillville, IN                             46410
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



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

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                     FOR THE THIRD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Statements of Consolidated Income .........................      3

                 Consolidated Balance Sheets ...............................      4

                 Statements of Consolidated Cash Flows .....................      6

                 Statements of Consolidated Common Stock Equity ............      7

                 Statements of Consolidated Comprehensive Income ...........      7

                 Notes .....................................................      8

         Item 2. Management's Narrative Analysis of Results of Operations ..     14

         Item 3. Quantitative and Qualitative Disclosures About Market Risk      17


PART II  OTHER INFORMATION

         Item 1. Proceedings ...............................................     18

         Item 2. Changes in Securities and Use of Proceeds .................     20

         Item 3. Defaults Upon Senior Securities ...........................     20

         Item 4. Submission of Matters to a Vote of Security Holders .......     20

         Item 5. Other Information .........................................     20

         Item 6. Exhibits and Reports on Form 8-K ..........................     20

         Signature .........................................................     21

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                  Three Months                Nine Months
                                                              Ended September 30,         Ended September 30,
                                                              ------------------       -----------------------
(in millions)                                                 2001          2000          2001           2000
--------------------------------------------------------------------------------------------------------------
NET REVENUES
   Energy sales                                               390.2         159.2       2,082.1        1,020.6
   Less:  Products purchased                                  238.7          25.3       1,446.5          468.3
--------------------------------------------------------------------------------------------------------------
   Gross Margin                                               151.5         133.9         635.6          552.3
   Transportation                                             151.9         147.5         574.5          563.3
   Production gas sales                                        36.0          33.5         103.4          115.3
   Other                                                       31.9          39.1         111.0          129.1
--------------------------------------------------------------------------------------------------------------
Total Net Revenues                                            371.3         354.0       1,424.5        1,360.0
--------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                  225.9         204.9         622.8          638.9
   Depreciation and depletion                                  52.3          43.5         165.4          153.0
   Loss on impairment of telecommunication assets                --            --          89.2             --
   Other taxes                                                 29.1          32.0         128.5          141.3
--------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                      307.3         280.4       1,005.9          933.2
--------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                               64.0          73.6         418.6          426.8
--------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
   Interest Income and other, net                               2.7           5.7           6.1          103.8
   Interest expense and related charges                       (40.4)        (48.3)       (125.9)        (139.2)
--------------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                               (37.7)        (42.6)       (119.8)         (35.4)
--------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                         26.3          31.0         298.8          391.4
INCOME TAX EXPENSE (BENEFIT)                                   12.5          11.5         116.2          145.6
--------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                              13.8          19.5         182.6          245.8
--------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS - NET OF TAXES
   (Loss) from operations                                        --            --            --           (1.5)
   Estimated (loss) on disposal                               (30.8)        (83.3)        (31.8)        (110.7)
--------------------------------------------------------------------------------------------------------------
(Loss) from Discontinued Operations - net of taxes            (30.8)        (83.3)        (31.8)        (112.2)
--------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                       (17.0)        (63.8)        150.8          133.6
Cumulative Effect of Accounting Change - net of taxes            --            --           4.0             --
--------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                             (17.0)        (63.8)        154.8          133.6
==============================================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           SEPTEMBER 30,    December 31,
(in millions)                                                   2001           2000
----------------------------------------------------------------------------------------
                                                            (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
   Gas utility and other plant, at original cost            $8,192.9        $8,174.2
   Accumulated depreciation                                 (3,852.8)       (3,778.3)
--------------------------------------------------------------------------------------
   Net Gas Utility and Other Plant                           4,340.1         4,395.9
--------------------------------------------------------------------------------------
   Gas and oil producing properties, full cost method
     United States cost center                                 975.2           913.6
     Canadian cost center                                       22.0            20.2
   Accumulated depletion                                      (311.1)         (272.7)
--------------------------------------------------------------------------------------
   Net Gas and Oil Producing Properties                        686.1           661.1
--------------------------------------------------------------------------------------
Net Property, Plant and Equipment                            5,026.2         5,057.0
--------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
   Unconsolidated affiliates                                    75.8            28.1
   Net assets of discontinued operations                        24.1           236.3
   Affiliated notes receivable                                  26.2              --
   Other                                                        17.3            27.4
--------------------------------------------------------------------------------------
Total Investments and Other Assets                             143.4           291.8
--------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and temporary cash investments                          42.3            73.5
   Accounts receivable, net                                    356.5           683.3
   Affiliated receivable                                        60.0             2.7
   Gas inventory                                               293.8           147.4
   Other inventories - at average cost                          13.9            14.5
   Prepayments                                                  90.5            73.8
   Regulatory assets                                            72.6            57.4
   Underrecovered gas costs                                     10.3           169.0
   Deferred property taxes                                      15.0            45.2
   Exchange gas receivable                                     275.5           615.9
   Price risk management asset                                 122.4              --
   Other                                                        63.8            (2.3)
--------------------------------------------------------------------------------------
Total Current Assets                                         1,416.6         1,880.4
--------------------------------------------------------------------------------------
REGULATORY ASSETS                                              348.2           351.8
DEFERRED CHARGES                                                60.5            45.2
--------------------------------------------------------------------------------------
TOTAL ASSETS                                                $6,994.9        $7,626.2
======================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,    December 31,
(in millions)                                          2001           2000
--------------------------------------------------------------------------------
                                                    (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
   Common stock equity                               $2,266.2       $2,035.9
   Long-term debt                                     1,648.4        1,639.1
--------------------------------------------------------------------------------
Total Capitalization                                  3,914.6        3,675.0
--------------------------------------------------------------------------------
CURRENT LIABILITIES
   Short term debt                                         --          521.0
   Current maturities of long-term debt                   0.2            0.2
   Accounts and drafts payable                          238.0          398.0
   Affiliated payable                                   126.7            7.2
   Accrued taxes                                        148.6          177.1
   Accrued interest                                      51.4           17.7
   Estimated rate refunds                                 8.3            6.8
   Overrecovered gas costs                              155.8             --
   Transportation and exchange gas payable              211.1          358.5
   Deferred revenue                                      91.6          451.5
   Other                                                365.6          366.0
--------------------------------------------------------------------------------
Total Current Liabilities                             1,397.3        2,304.0
--------------------------------------------------------------------------------
OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes, noncurrent                    833.9          766.8
   Investment tax credits                                30.1           31.2
   Postretirement benefits other than pensions          108.1          114.7
   Regulatory liabilities                                33.2           32.4
   Deferred revenue                                     464.6          498.0
   Other                                                213.1          204.1
--------------------------------------------------------------------------------
Total Other Liabilities and Deferred Credits          1,683.0        1,647.2
--------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                 $6,994.9       $7,626.2
================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


Nine Months Ended September 30, (in millions)                                            2001             2000
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                            154.8            133.6
   Adjustments to reconcile net income to net cash from continuing operations:
    Loss from discontinued operations                                                       --              1.5
    Loss from disposal of discontinued operations                                         31.8            110.7
    Cumulative effect of accounting change, net of tax                                    (4.0)              --
    Depreciation and depletion                                                           165.4            153.0
    Deferred income taxes                                                                (35.6)            64.6
    Gain on sale of partnership                                                                           (90.5)
    Earnings from equity investment, net of distributions                                (43.0)            (9.7)
    Loss on impairment of telecommunication assets                                        89.2               --
    Deferred revenue                                                                     (33.4)           211.4
    Other - net                                                                           52.8             21.4
-----------------------------------------------------------------------------------------------------------------
                                                                                         378.0            596.0
-----------------------------------------------------------------------------------------------------------------
   Changes in components of working capital:
    Accounts receivable, net                                                             320.9            112.2
    Affiliated receivable                                                                (83.5)            77.7
    Gas inventory                                                                       (146.4)           (91.6)
    Other inventories - at average cost                                                    0.6              1.5
    Prepayments                                                                          (16.7)            (9.3)
    Accounts payable                                                                    (160.0)           (12.3)
    Affiliated payable                                                                   119.5               --
    Accrued taxes                                                                        (28.6)           (71.6)
    Accrued interest                                                                      33.7             43.2
    Estimated rate refunds                                                                 1.5            (14.1)
    Under/Overrecovered gas costs                                                        158.7            (57.6)
    Exchange gas receivable/payable                                                      193.0           (256.8)
    Deferred revenue                                                                    (359.9)           396.0
    Other working capital                                                                143.1             41.3
-----------------------------------------------------------------------------------------------------------------
Net Cash from Continuing Operations                                                      553.9            754.6
Net Cash from Discontinued Operations                                                    178.9             17.9
-----------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                                       732.8            772.5
-----------------------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
   Capital expenditures                                                                 (257.8)          (305.9)
   Capital expenditures - assets held for sale                                              --            (41.1)
   Sale and purchase of investments                                                        8.2            107.5
-----------------------------------------------------------------------------------------------------------------
Net Investment Activities                                                               (249.6)          (239.5)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Dividends paid                                                                           --            (54.1)
   Issuance of common stock                                                                 --              5.4
   Issuance (repayment) of short-term debt                                              (521.0)          (411.4)
   Purchase of treasury stock                                                               --           (114.1)
   Other financing activities                                                              5.8             13.4
-----------------------------------------------------------------------------------------------------------------
Net Financing Activities                                                                (515.2)          (560.8)
-----------------------------------------------------------------------------------------------------------------
Increase (Decrease) in cash and temporary cash investments                               (31.1)           (27.8)
Cash and temporary cash investments at beginning of year                                  73.5             58.1
-----------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30*                                      42.4             30.3
=================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                                                                 9.8             89.0
    Cash paid for income taxes (net of refunds)                                            8.9             68.2
-----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* The Corporation considers all highly liquid short-term investments to be cash equivalents.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY


                                                   SEPTEMBER 30,        December 31,
(in millions)                                          2001                 2000
------------------------------------------------------------------------------------
                                                    (unaudited)
Common stock, $.01 par value, authorized
   and issued 3,000 shares                           $     --             $    0.8
Additional paid in capital                            1,369.8              1,369.0
Retained earnings                                       821.0                666.5
Accumulated other comprehensive income                   75.4                 (0.4)
------------------------------------------------------------------------------------
TOTAL COMMON STOCK EQUITY                            $2,266.2             $2,035.9
====================================================================================


COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                               SEPTEMBER 30,          December 31,
For the Year to Date Period Ended, (in millions)                   2001                   2000
---------------------------------------------------------------------------------------------------
                                                                (unaudited)
COMPREHENSIVE INCOME
    Net income                                                    $ 154.8                $ 133.7
    Other comprehensive income (loss) -  net of tax
      Foreign currency translation adjustment                        (1.3)                  (0.7)
      Change on value of marketable securities                        3.0                     --
      Net gain on cash flow hedges                                   73.7                     --
---------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                              $ 230.2                $ 133.0
===================================================================================================

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

2.    ACQUISITION

On November 1, 2000, NiSource Inc. completed its acquisition of Columbia for an aggregate consideration of approximately $6 billion, consisting of $3,888 million in cash, 72.4 million shares of common stock valued at $1,761 million, and SAILSSM (units consisting of a zero coupon debt security coupled with a forward equity contract in NiSource shares) valued at $114 million. NiSource also assumed approximately $2 billion in Columbia debt. NiSource accounted for the acquisition in accordance with the purchase method of accounting, but did not "push-down" the purchase accounting adjustments to the financial statements of Columbia.

3.    RESTRUCTURING ACTIVITIES

As discussed in the Form 10-K, Columbia implemented a plan to restructure its operations as a result of its acquisition by NiSource, discussed above. As a result of the restructuring plan, it is estimated that approximately 781 management, professional, administrative and technical positions have been or will be eliminated. The restructuring plan included a severance program, a transition plan to implement operational efficiency throughout NiSource's operations and a voluntary early retirement program. As of September 30, 2001, approximately 625 employees had been terminated as a result of the restructuring plan. Approximately 90 and 337 terminations occurred for the three months and nine months ended September 30, 2001, respectively. At September 30, 2001, the consolidated balance sheet reflected an accrual of $33.8 million related to the restructuring plan. This is a $5.8 million decrease in the accrual from the previous quarter ended June 30, 2001 and $27.9 million decrease year-to-date.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


                                               Three Months                           Nine Months
                                              Ended September 30,                  Ended September 30,
                                           ------------------------             ---------------------------
($ in millions)                             2001               2000               2001                2000
------------------------------------------------------------------------------------------------------------
REVENUES
TRANSMISSION AND STORAGE
   Unaffiliated                             129.0              133.9              453.9               444.3
   Intersegment and affiliates               54.9               53.2              181.4               176.4
------------------------------------------------------------------------------------------------------------
Total                                       183.9              187.1              635.3               620.7
------------------------------------------------------------------------------------------------------------
DISTRIBUTION
   Unaffiliated                             410.5              196.7            2,237.8             1,233.3
   Intersegment and affiliates                3.0                0.1                3.0                 0.9
------------------------------------------------------------------------------------------------------------
Total                                       413.5              196.8            2,240.8             1,234.2
------------------------------------------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
   Unaffiliated                              43.5               39.4              117.7               131.3
   Intersegment and affiliates               17.3                0.5               45.8                 1.4
------------------------------------------------------------------------------------------------------------
Total                                        60.8               39.9              163.5               132.7
------------------------------------------------------------------------------------------------------------
OTHER PRODUCTS AND SERVICES
   Unaffiliated                               6.2               10.4               20.0                38.9
   Intersegment and affiliates                0.1               (0.2)               0.2                (0.2)
------------------------------------------------------------------------------------------------------------
Total                                         6.3               10.2               20.2                38.7
------------------------------------------------------------------------------------------------------------
Adjustments and eliminations                (53.5)             (53.3)            (178.5)             (178.2)
------------------------------------------------------------------------------------------------------------
CONSOLIDATED                                611.0              380.7            2,881.3             1,848.1
------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)
   Transmission and Storage                  50.5               61.3              263.3               252.1
   Distribution                              (1.4)              12.3              204.7               149.9
   Exploration and Production                21.1               15.5               57.1                51.3
   Other Products and Services               (2.8)             (15.8)            (101.5)              (14.5)
   Corporate                                 (3.4)               0.3               (5.0)              (12.0)
------------------------------------------------------------------------------------------------------------
CONSOLIDATED                                 64.0               73.6              418.6               426.8
------------------------------------------------------------------------------------------------------------


5. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On August 21, 2001, Columbia sold the stock and assets of Columbia Propane Corporation (Columbia Propane) to AmeriGas Partners L.P. (AmeriGas) for approximately $196.0 million, consisting of $152.0 million in cash and $44.0 million of AmeriGas partnership common units. Columbia has also sold substantially all the assets of Columbia Petroleum Corporation, a diversified petroleum distribution company. Columbia Propane and Columbia Petroleum are reported as discontinued operations and therefore the financial statements for prior periods have been reclassified accordingly.

The revenues from discontinued operations are provided in the following table:

                                    Three Months                     Nine Months
                               Ended September 30,               Ended September 30,
                             ----------------------            ------------------------
($ in millions)              2001              2000             2001              2000
---------------------------------------------------------------------------------------
Propane                      20.8              49.9             229.6             213.7
Petroleum                      --              73.6              48.8             217.4
Gas                            --              20.8                --             186.9
Other                          --               8.8                --              39.9
---------------------------------------------------------------------------------------
TOTAL                        20.8             153.1             278.4             657.9
---------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


The loss from discontinued operations and the estimated loss on disposal information are provided in the following table:


                                                       Three Months                          Nine Months
                                                     Ended September 30,                  Ended September 30,
                                                 ---------------------------          --------------------------
($ in millions)                                    2001               2000              2001               2000
----------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                    --                 --                --                2.0
Income tax benefit                                   --                 --                --                0.5
----------------------------------------------------------------------------------------------------------------
NET LOSS FROM DISCONTINUED OPERATIONS                --                 --                --                1.5
----------------------------------------------------------------------------------------------------------------

Loss on disposal                                  (47.4)             128.2             (48.9)             166.3
Income tax benefits                               (16.6)              44.9             (17.1)              55.6
----------------------------------------------------------------------------------------------------------------
NET LOSS ON DISPOSAL                              (30.8)              83.3             (31.8)             110.7
----------------------------------------------------------------------------------------------------------------


The net assets of the discontinued operations were as follows:


                                               SEPTEMBER 30,      December 31,
($ in millions)                                   2001               2000
-----------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS
   Accounts receivable, net                          --               91.3
   Property, plant and equipment, net                --              212.2
   Other assets                                     8.7               70.2
   Accounts payable                                (0.6)             (68.3)
   Other liabilities                               15.9              (69.1)
-----------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS              24.0              236.3
-----------------------------------------------------------------------------


6.    TELECOMMUNICATION NETWORK (TRANSCOM)

Management has held discussions with investment banking firms seeking strategic options for the assets of Columbia Transmission Communications Corporation (Transcom), a fiber optics telecommunications network. Prior to the second quarter of 2001, significant uncertainties existed surrounding the estimated costs to complete the fiber optic network, time to market in a competitive environment, and delays due to construction deficiencies and environmental issues. During the second quarter of 2001, the Company received subsequent information pertaining to the estimated construction costs and delays. Consequently, management concluded that the carrying value of the telecommunication assets at June 30, 2001 exceeded the realizable value by approximately $89.2 million. The Company recorded a charge of $89.2 million to Operating Income in the second quarter of 2001. During the third quarter of 2001, Transcom commenced operations and the Company developed a business plan to realize the value of such assets. Management will continue to evaluate market conditions and the related operations of the Transcom operations.

7.    ACCOUNTING CHANGE

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4 million and an after-tax reduction to other comprehensive income (OCI) of $33.6 million. The adoption also resulted in the recognition of $160.2 million of assets and $193.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of the carrying value of certain long-term debt by $3.8 million. During the third quarter of 2001, $4.4 million of the net gains included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. During the nine months ended September 30, 2001, $14.7 million of the net losses included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. Further detail of the assets and liabilities recorded on the consolidated financial statements for the adoption of SFAS No. 133 is as follows:

(in millions)                                                 ASSETS   LIABILITIES
-----------------------------------------------------------------------------------
Price Risk Management                                        $ 153.6       $ 209.8
Deferred Taxes                                                    --         (16.0)
Regulatory                                                       6.6            --
Debt                                                              --          (3.8)
-----------------------------------------------------------------------------------
TOTAL                                                        $ 160.2       $ 190.0
-----------------------------------------------------------------------------------

As stated above, the initial recording of the cumulative effect of this accounting change included unrealized holding losses of $33.6 million. However, the activity for the third quarter of 2001 and the nine months ended September 30, 2001 resulted in unrealized gains on qualifying derivatives of approximately $4.3 and $73.7 million, respectively, as reported in the Statements of Consolidated Shareholder's Equity. The activity for the periods included:

                                                                             Three Months            Nine Months
                                                                          Ended September 30,     Ended September 30,
                                                                          -------------------     --------------------
(in millions)                                                                    2001                      2001
----------------------------------------------------------------------------------------------------------------------
UNREALIZED GAINS ON DERIVATIVES QUALIFYING AS CASH
   FLOW HEDGES:
   Unrealized holding gain (loss) arising during the period due to cumulative effect of a change in accounting principle,
     recognized at January 1, 2001, net of tax                                $    --                   $ (33.6)

   Unrealized holding gains arising during the period on
     derivatives qualifying as cash flow hedges, net of tax                      11.4                      95.8

   Reclassification adjustment for net loss (gain) included in net income, net of tax (including gains of $4.4 and losses of
     $14.7 million, respectively, related to the cumulative
     effect of change in accounting principle)                                   (7.1)                     11.5
----------------------------------------------------------------------------------------------------------------------
   Net unrealized gains on derivatives qualifying as cash
     flow hedges, net of tax                                                  $   4.3                   $  73.7
----------------------------------------------------------------------------------------------------------------------

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

Exploration and Production

In conjunction with certain fixed price gas delivery commitments, Columbia Energy Resources, Inc. (Columbia Resources) has purchased financial basis swaps to transfer basis risk from the counterparty back to Columbia Resources. Because these transactions by definition are derivatives and do not qualify for hedge accounting, the mark to fair value of these swaps will directly impact earnings. Additionally, Columbia Resources has engaged in commodity and basis swaps to hedge the anticipated future sale of natural gas. These contracts are derivatives and are designated as cash flow hedges of anticipated future sales. The fair value of these derivatives is recorded in OCI until the related sale occurs. Any ineffectiveness is charged to earnings. It is anticipated that during the next 12 months, expiration of forward swap contracts will result in income recognition for amounts currently classified in OCI of approximately $28.6 million, net of tax, which will be included in net income. Columbia Resources has forward derivative contracts designated as cash flow hedges through December 2002. Columbia Resources reclassified $2.4 million of certain cash flow hedges into earnings due to the probability that the forecasted transaction would not occur.

Other

Columbia Energy Services, Inc. (Columbia Energy Services) has fixed price gas delivery commitments to three municipalities in the U.S. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into pay fixed/receive floating swaps priced at those locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases. Any impacts of changes in the swaps' fair values are included in OCI until the sales are completed. Columbia Energy Services has no net gain or loss recognized in earnings due to ineffectiveness. It is anticipated that during the next 12 months, expiration of forward swap contracts will result in income recognition of amounts currently classified in OCI of approximately $3.1 million, net of tax, which will be included in net income. Columbia Energy Services has forward swap contracts designated as cash flow hedges through December 2008. At this time, Columbia Energy Services expects to continue its cash flow hedges due to the probability that the forecasted transaction will occur.

Gas Transmission and Storage

The adoption and application of SFAS 133 had no impact on this segment.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


Interest Rate Swaps

Columbia utilizes fixed-to-floating interest rate swap agreements to modify the interest characteristics of a portion of its outstanding long-term debt. As a result of these transactions, $300 million of Columbia's long-term debt is now subject to fluctuations in interest rates. Columbia has no net gain or loss recognized in earnings due to ineffectiveness in this reporting period. Columbia would recognize approximately $0.7 million in earnings over the remaining life of the corresponding long-term debt if the hedging relationship was to be discontinued.

8.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Columbia adopted the provisions of the Business Combinations Statement on July 1, 2001, and will adopt the Goodwill and Other Intangible Assets Statement on January 1, 2002. Although Columbia is currently evaluating the effects of the Statements, the Company does not expect the adoption of the Statements to have a material impact on its results of operations.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Columbia is currently evaluating the impact that the Statement will have on its results of operations.

On October 3, 2001 the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," although it retains the impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of Accounting Principals Board Opinion (APBO) No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are superceded by SFAS No. 144, except that the Statement preserves the requirement of APBO No. 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Statement is effective for fiscal years beginning after December 15, 2001. Columbia will adopt SFAS No. 144 on January 1, 2002. The Company does not expect the adoption of the Statement to have a material impact on its results of operations.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


Columbia meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, such as NiSource, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, this Columbia Management's Narrative Analysis of Results of Operations is included in this report, and Columbia has omitted from this report the information called for by
Part I. Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations).

Forward Looking Statements

The Management's Narrative Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, proposed dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions and dispositions, growth opportunities for Columbia's regulated and nonregulated businesses, dealings with third parties over whom Columbia has no control, actual operating experience of acquired assets, Columbia's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions and counter-party credit risk, many of which are beyond the control of Columbia.

The following Management's Narrative Analysis should be read in conjunction with the Columbia Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                     THIRD QUARTER 2001 CONSOLIDATED RESULTS

Income from Continuing Operations

Columbia reported a net profit from continuing operations for the third quarter 2001 of $13.8 million, a decrease of $5.7 million over the third quarter of 2000. Increased operating and maintenance and depletion expenses were offset somewhat by higher net revenues and lower interest expense. Including discontinued operations, Columbia reported a net loss of $17.0 million for the third quarter of 2001 compared to a net loss of $63.8 for the same period in 2000.

Net Revenues

Third quarter 2001 consolidated net revenues (operating revenues less associated products purchased costs) were $371.3 million, a $17.3 million increase over the same period last year. Higher revenue in the exploration and production segment was the primary reason for this increase. Distribution net revenues also slightly increased. Net revenues decreased in the transmission segment, due to decreased throughput. Decreases in the other segment occurred due to the elimination of the revenues of Cove Point LNG and Columbia Electric, which were sold in 2000.

Expenses

Operating expenses for the third quarter of 2001 were $307.3 million, an increase of $26.9 million over the same period last year. The increase was largely due to additional administrative costs and a charge of $6.8 million due to a change in the Millennium Pipeline project scope. Depreciation and depletion expenses increased by $8.8 million, primarily due to increased depletion expense in Columbia Energy Resources.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


Other Income (Deductions)

Other Income (Deductions) reduced pre-tax income by $37.7 million for the third quarter of 2001 compared to a reduction of $42.6 million in the same period last year. This change is primarily due to reduced interest expense on long term debentures and reduced short-term debt. Interest income and other, net for the third quarter of 2001 of $2.7 million was down $3.0 million, as a result of reduced short-term investments.

Income Taxes

Income tax expense of $12.5 million in the third quarter of 2001 increased by $1 million over the same period last year. A change in the effective tax rate contributed to the increase.

Discontinued Operations

Discontinued operations, which reflect Columbia's propane operations that were sold on August 21, 2001, posted an after-tax loss on disposal of $30.8 million for the third quarter of 2001. In the third quarter of 2000, Columbia's discontinued operations, which included petroleum as well as propane operations, recorded an after-tax loss on disposal of $83.3 million.

                         NINE-MONTH CONSOLIDATED RESULTS

Income from Continuing Operations

Columbia's income from continuing operations for the first nine months of 2001 was $182.6 million, a decrease of $63.2 million from the corresponding 2000 period. The decrease was largely due to a one-time charge of $89.2 million ($52.0 million after-tax) for the asset impairment relating to the fiber optics telecommunications network in the second quarter of 2001. In addition, the earlier period had been favorably impacted by a $59.0 million after-tax gain on the sale of Cove Point LNG. Also contributing to this decrease is an increase in depletion expense and a decrease in interest income. Tempering these decreases were increased revenues, primarily in transmission and distribution. Reduced operation and maintenance costs, mainly labor and benefits, as a result of restructuring initiatives implemented during 2000, also helped offset the above-mentioned decreases. Net income for the nine months ending was $154.8 million in 2001 compared to $133.6 million in the same period 2000.

Net Revenues

For the nine months ended September 30, 2001, net revenues of $1,424.5 million increased $64.5 million over the same period in 2000. The improvement was primarily a result of colder weather in the first half of 2001 (6% colder than the first six months of 2000), which increased net revenues in distribution and transmission. Transmission revenues also increased due to contracts signed in the first quarter when the colder weather increased demand. Exploration and production net revenues increased due to higher gas prices in the first nine months of the year when compared to the 2000 period. Offsetting the increase is a decrease in net revenue due to the sale of Cove Point LNG and Columbia Electric Corp.

Expenses

Operating expenses for the first nine months of 2001 were $1,005.9 million, an increase of $72.7 million over the same period last year. The increased expense was primarily due to the $89.2 million expense provision recorded for the asset impairment relating to the fiber optics telecommunications network. Depreciation and depletion expenses increased $12.4 million, due in part to a ceiling test write-down in Columbia Resources' Canadian region and higher depletion expense. Tempering these increases were a $16.1 million decrease in operation and maintenance expenses. The voluntary incentive retirement program implemented in 2000 helped reduce payroll and benefit costs along with restructuring initiatives, which improved operating efficiencies and contributed to expense reductions. Other taxes decreased $12.8 million as a result of lower property taxes, though partially offset by increased gross receipts taxes.

Other Income (Deductions)

Other Income (Deductions) reduced income by $119.8 million for the first nine months of 2001, compared to a reduction to income of $35.4 million in the same period last year. Interest income and other, net of $6.1 million, decreased $97.7 million. The earlier period had been favorably impacted by a $90.6 million pre-tax gain on the sale of Cove Point LNG. Interest expense and related charges decreased $13.3 million in the first nine months of 2001, due to a reduction in short-term borrowings related to the 2000 stock repurchase program and lower interest on contingent taxes.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


Income Taxes

Income tax expense of $116.2 million in the first nine months of 2001 decreased $29.4 million from the same period last year, primarily from the tax benefit recorded due to the loss on the fiber optics telecommunications network. In addition, income tax expense was higher in the prior period due to the gain on the sale of Cove Point LNG.

Discontinued Operations

Discontinued operations, which reflect Columbia's propane operations that were sold on August 21, 2001, posted an after-tax loss on disposal of $31.8 million for the first nine months of 2001. In the first nine months of 2000, Columbia's discontinued operations, which included petroleum as well as propane operations, recorded loss from operations of $1.5 million and an after-tax loss on disposal of $110.7 million.

Change in Accounting Principle

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

Net cash from continuing operations for the first nine months of 2001 was $553.9 million, a decrease of $200.7 million from the same period in 2000. This decrease was primarily due to reduced deferred revenue due to forward sale contracts obtained in 2000. Offsetting the decrease were increases due to timing differences associated with exchange gas activity and other working capital items, including underrecovered gas costs.

Columbia satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from NiSource Finance Corp.
(NFC), NiSource's financing subsidiary. NFC actively borrows funds in the commercial paper market and maintains a $2.5 billion revolving credit facility with a syndicate of banks for back-up liquidity purposes. The credit facility is guaranteed by NiSource.

As of September 30, 2001, Columbia had $148.8 million of intercompany short-term borrowings with NiSource Finance Corp. outstanding at a weighted average interest rate of 3.52%. In addition, at September 30, 2001, Columbia had letters of credit issued and outstanding of $47.7 million.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4 million and an after-tax reduction to other comprehensive income (OCI) of $33.6 million. The adoption also resulted in the recognition of $160.2 million of assets and $193.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of the carrying value of certain long-term debt by $3.8 million. During the third quarter of 2001, $4.4 million of the net gains included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. During the nine months ended September 30, 2001, $14.7 million of the net losses included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2)(c).

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

1. CANADA SOUTHERN PETROLEUM LTD. V. COLUMBIA GAS DEVELOPMENT OF CANADA LTD. This action was originally filed March 7, 1990. The plaintiffs asserted, among other things, that the defendant working interest owners, including Columbia Gas Development of Canada Ltd. (Columbia Canada) and various Amoco affiliates, breached an alleged fiduciary duty to ensure the earliest feasible marketing of gas from the Kotaneelee field (Yukon Territory, Canada). The plaintiffs sought, among other remedies, the return of the defendants' interests in the Kotaneelee field to the plaintiffs, a declaration that such interests are held in trust for the plaintiffs and an order requiring the defendants to promptly market Kotaneelee gas or assessing damages.

      In November 1993, the plaintiffs amended their Amended Statement of Claim to include allegations that the balance in the Carried Interest Account (an account for operating costs, which are recoverable, by working interest owners), which is in excess of the balance as of November 1988, should be reduced to zero. Columbia, on behalf of Columbia Canada, consented to the amendment in consideration of the plaintiffs' acknowledgment that approximately $63 million was properly charged to the account.

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

      A trial commenced in the third quarter of 1996 in the Court of Queen's Bench and judgment was issued in September 2001. The court has finalized a judgment dismissing most of the plaintiffs' claims, including the fiduciary duty claim, but did order a reduction of the Carried Interest Account in the amount of $5.3 million (Cdn.) and ordered that the defendants were not entitled to charge the plaintiffs processing fees.
      The monetary value of these two items has not been determined. The plaintiffs have publicly announced their intention to appeal.

2.    TRANSCOM.

      On March 17, April 11 and April 21, 2000, one of Columbia's subsidiaries, Transcom received directives from the Philadelphia District of the U.S. Army Corps of Engineers (Philadelphia District) and an administrative order from the Pennsylvania Department of Environmental Protection (PA
      DEP) addressing alleged violations of federal and state laws resulting from construction activities associated with Transcom's laying fiber optic cable along portions of a route between Washington, D.C. and New York City. The order and directives required Transcom to largely cease construction activities. On September 18, 2000, Transcom entered into a voluntary settlement agreement with the Philadelphia District under which Transcom contributed $1.2 million to the Pennsylvania chapter of the Nature Conservancy and the Philadelphia District lifted its directives. As a result of the voluntary agreement with the Philadelphia District and communications with the PA DEP, the Maryland Department of the Environment and the Baltimore District of the U.S. Army Corps of Engineers, work in Pennsylvania and Maryland was allowed to continue and has been completed. On October 25, 2001, the Company entered into a Consent Order and Agreement with the PA DEP in settlement of its enforcement action under which the Company is obligated to pay $80,633 in penalties and to fund six community environmental projects totaling $223,567 through the Green Valleys Association.

3. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V COLUMBIA GAS TRANSMISSION CORP. ET. AL. The plaintiff filed a complaint under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, the

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


      plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including by making sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999. In December 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. In May 2001, the Court denied the Columbia defendants' motion to dismiss. The Columbia defendants joined together with numerous other defendants and have filed a motion requesting the district court to amend its order to include a certification so that the defendants could request permission from the United States Court of Appeals for the Tenth Circuit to appeal a controlling question of law. That motion was denied on July 2, 2001.

4.    QUINQUE OPERATING CO. ET AL V. GAS PIPELINES ET AL.


      Plaintiff filed an amended complaint in Stevens County; Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and fourteen affiliated entities. The allegations in Quinque are similar to those made in Grynberg; however, Quinque broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Quinque asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Quinque purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. The defendants had previously removed the case to Federal court. On January 12, 2001, the Federal court remanded the case to state court. In June 2001, the plaintiff voluntarily dismissed ten of the fourteen Columbia entities. Discovery relating to personal jurisdiction has begun.

5.    VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.

      In February 2000, plaintiff filed a complaint in New York state court against Columbia Resources and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by Columbia Resources. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia Resources and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has now remanded Kershaw back to New York state court. The Columbia defendants' motion to dismiss was partially granted and partially denied by the New York state court judge on September 24, 2001.

6.    ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.

      On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. Plaintiff's complaint arises from an explosion and fire, which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. Written discovery has been completed and the parties are conducting oral discovery of the fact witnesses. The case has a scheduled trial date of October 17, 2002.

7.    COLUMBIA GAS TRANSMISSION CORP. V. CONSOLIDATION COAL CO., ET AL.

      On December 21, 1999, Columbia Transmission filed a complaint in Federal court in Pittsburgh, Pennsylvania against Consolidation Coal Co. and McElroy Coal Co. (collectively, Consol), seeking declaratory and permanent injunctive relief enjoining Consol from pursuing its current plan to conduct longwall mining through Columbia Transmission's Victory Storage Field (Victory) in northern West Virginia. The complaint was served on April 10, 2000. In October 2001, the parties reached an agreement in principle to settle this matter and the related case described below.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


8.    MCELROY COAL COMPANY V. COLUMBIA GAS TRANSMISSION CORPORATION

      On February 12, 2001, McElroy Coal Company (McElroy), an affiliate of Consolidation Coal Co., filed a complaint against Columbia Transmission in Federal court in Wheeling, West Virginia. The West Virginia complaint seeks declaratory and injunctive relief as to McElroy's alleged right to mine coal within Victory, and Columbia Transmission's obligation to take all necessary measures to permit McElroy to longwall mine. The complaint also seeks compensation for the inverse condemnation of any coal that cannot be mined due to Columbia Transmission's Victory operations. Except for the claim of inverse condemnation, McElroy's West Virginia complaint appears to be virtually identical to Consol's original counterclaim to Columbia Transmission's Federal court action in Pennsylvania. On April 10, 2001, the West Virginia case was dismissed without prejudice. In October 2001, the parties reached an agreement in principle to settle this matter and the related case described above.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Omitted pursuant to General Instruction H.(2)(b)


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Omitted pursuant to General Instruction H.(2)(b)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction H.(2)(b)


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS TO FORM 10-Q

       Exhibit
       Number
       ------
       10-P       Pension Restoration Plan of the Columbia Gas System, Inc., amended and restated March 1, 1997, hereby incorporated by reference in
                  NiSource's Quarterly Report on Form 10-Q for the period ended
                  September 30, 2001, in exhibit 10.27.

       10-Q       Thrift Restoration Plan of the Columbia Gas System, Inc., amended and restated January 1, 2000, hereby incorporated by reference in
                  NiSource's Quarterly Report on Form 10-Q for the period ended
                  September 30, 2001, in exhibit 10.28.

       12*        Statements of Ratio of Earnings to Fixed Charges
                  *Filed herewith

       There were no reports on Form 8-K filed during the third quarter of 2001.

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












                                           Columbia Energy Group
                                        -----------------------------
                                               (Registrant)












Date:  November 9, 2001          By:      /s/ Jeffrey W. Grossman
                                        -----------------------------
                                            Jeffrey W. Grossman
                                       Vice President and Controller
                                       (Principal Accounting Officer
                                       and Duly Authorized Officer)