Form 10-Q/A
period 2001-09-30
COLUMBIA ENERGY GROUP
filed 2001-12-04
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]  For the Quarterly period ended SEPTEMBER 30, 2001
                                               ------------------

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from        to
                                                ------    ------

                          Commission file number 1-1098
                                                 ------

                              COLUMBIA ENERGY GROUP
                              ---------------------
             (Exact Name of Registrant as Specified in its Charter)


                      Delaware                      13-1594808
          ---------------------------------------------------------
            (State or other jurisdiction of        (IRS Employer
            incorporation or organization)       Identification No.)


            801 East 86th Avenue, Merrillville, IN       46410
          ---------------------------------------------------------
            (Address of principal executive offices)   (Zip Code)



        Registrant's telephone number, including area code (877) 647-5990
                                                           --------------


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

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                          FORM 10-Q/A QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


REASON FOR AMENDMENT
On November 1, 2000 NiSource acquired all the outstanding common stock of Columbia Energy Group. Such acquisition was accounted for pursuant to purchase accounting. Prior to the acquisition of Columbia, NiSource initiated a study to identify and quantify potential contingent liabilities of Columbia that were acquired, but for which additional information was required in order to estimate such liabilities. In late October 2001, after the release of the Company's earnings for the third quarter of 2001, but prior to the filing of its third quarter 2001 Form 10-Q, this study was essentially completed and approved by management. It identified probable liabilities that existed at the time of the acquisition related primarily to environmental, regulatory and litigation issues. Columbia initially intended to record the effects of the study during the fourth quarter of 2001 in connection with its October 2001 monthly close. However, upon further review of the information and the time of its availability, it was concluded that it was more appropriate to record these liabilities in the company's financial statements for the third quarter of 2001. Consequently, Columbia's September 30, 2001 Form 10-Q has been amended to reflect this change.

                                                          ORIGINAL 10-Q                                  AMENDED 10-Q
                                              Three Months             Nine Months           Three Months           Nine Months
($ in millions)                            Ended September 30,     Ended September 30,    Ended September 30,   Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
Total net revenues                                371.3                 1,424.5                 356.3                 1,409.5
Total operating expenses                          307.3                 1,005.9                 369.1                 1,067.7
Operating income                                   64.0                   418.6                 (12.8)                  341.8
Income from continuing operations                  13.8                   182.6                 (35.4)                  133.4
Discontinued operations - net of taxes            (30.8)                  (31.8)                (61.1)                  (62.1)
Net income (loss)                                 (17.0)                  154.8                 (96.5)                   75.3
-----------------------------------------------------------------------------------------------------------------------------------

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                          FORM 10-Q/A QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS


                                                                                     Page
                                                                                     ----
PART I     FINANCIAL INFORMATION
------     ---------------------

           Item 1. Financial Statements

                   Statements of Consolidated Income ............................      4

                   Consolidated Balance Sheets ..................................      5

                   Statements of Consolidated Cash Flows ........................      7

                   Statements of Consolidated Common Stock Equity ...............      8

                   Statements of Consolidated Comprehensive Income ..............      8

                   Notes ........................................................      9

           Item 2. Management's Narrative Analysis of Results of Operations .....     16

           Item 3. Quantitative and Qualitative Disclosures About Market Risk ...     19


PART II    OTHER INFORMATION
-------    -----------------

           Item 1. Legal Proceedings ............................................     20

           Item 2. Changes in Securities and Use of Proceeds ....................     22

           Item 3. Defaults Upon Senior Securities ..............................     22

           Item 4. Submission of Matters to a Vote of Security Holders ..........     22

           Item 5. Other Information ............................................     22

           Item 6. Exhibits and Reports on Form 8-K .............................     22

           Signature ............................................................     23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                    Three Months                        Nine Months
                                                                 Ended September 30,                Ended September 30,
                                                               -----------------------           --------------------------
(in millions)                                                    2001            2000             2001               2000
---------------------------------------------------------------------------------------------------------------------------
NET REVENUES
      Energy sales                                               390.2           159.2           2,082.1           1,020.6
      Less:  Products purchased                                  253.7            25.3           1,461.5             468.3
---------------------------------------------------------------------------------------------------------------------------
      Gross Margin                                               136.5           133.9             620.6             552.3
      Transportation                                             151.9           147.5             574.5             563.3
      Production gas sales                                        36.0            33.5             103.4             115.3
      Other                                                       31.9            39.1             111.0             129.1
---------------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                               356.3           354.0           1,409.5           1,360.0
---------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
      Operation and maintenance                                  287.7           204.9             684.6             638.9
      Depreciation and depletion                                  52.3            43.5             165.4             153.0
      Loss on impairment of telecommunication assets               -               -                89.2               -
      Other taxes                                                 29.1            32.0             128.5             141.3
---------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         369.1           280.4           1,067.7             933.2
---------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                 (12.8)           73.6             341.8             426.8
---------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
      Interest Income and other, net                               2.7             5.7               6.1             103.8
      Interest expense and related charges                       (40.4)          (48.3)           (125.9)           (139.2)
---------------------------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                  (37.7)          (42.6)           (119.8)            (35.4)
---------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                        (50.5)           31.0             222.0             391.4
INCOME TAX EXPENSE (BENEFIT)                                     (15.1)           11.5              88.6             145.6
---------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                (35.4)           19.5             133.4             245.8
---------------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS - NET OF TAXES
      (Loss) from operations                                       -               -                 -                (1.5)
      Estimated (loss) on disposal                               (61.1)          (83.3)            (62.1)           (110.7)
---------------------------------------------------------------------------------------------------------------------------
(Loss) from Discontinued Operations - net of taxes               (61.1)          (83.3)            (62.1)           (112.2)
---------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
      OF ACCOUNTING CHANGE                                       (96.5)          (63.8)             71.3             133.6
Cumulative Effect of Accounting Change - net of taxes              -               -                 4.0               -
---------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                (96.5)          (63.8)             75.3             133.6
===========================================================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                SEPTEMBER 30,       December 31,
(in millions)                                                            2001               2000
-------------------------------------------------------------------------------------------------
ASSETS                                                             (unaudited)
PROPERTY, PLANT AND EQUIPMENT
       Gas utility and other plant, at original cost               $  8,192.9         $  8,174.2
       Accumulated depreciation                                      (3,852.8)          (3,778.3)
-------------------------------------------------------------------------------------------------
       Net Gas Utility and Other Plant                                4,340.1            4,395.9
-------------------------------------------------------------------------------------------------
       Gas and oil producing properties, full cost method
             United States cost center                                  975.2              913.6
             Canadian cost center                                        22.0               20.2
       Accumulated depletion                                           (311.1)            (272.7)
-------------------------------------------------------------------------------------------------
       Net Gas and Oil Producing Properties                             686.1              661.1
-------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                     5,026.2            5,057.0
-------------------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
       Unconsolidated affiliates                                         75.8               28.1
       Net assets of discontinued operations                             24.1              236.3
       Affiliated notes receivable                                       26.2                -
       Other                                                             17.3               27.4
-------------------------------------------------------------------------------------------------
Total Investments and Other Assets                                      143.4              291.8
-------------------------------------------------------------------------------------------------
CURRENT ASSETS
       Cash and temporary cash investments                               42.3               73.5
       Accounts receivable, net                                         356.5              683.3
       Affiliated receivable                                             60.0                2.7
       Gas inventory                                                    293.8              147.4
       Other inventories - at average cost                               13.9               14.5
       Prepayments                                                       90.5               73.8
       Regulatory assets                                                 72.6               57.4
       Underrecovered gas costs                                          10.3              169.0
       Deferred property taxes                                           15.0               45.2
       Exchange gas receivable                                          275.5              615.9
       Price risk management asset                                      122.4                -
       Other                                                             63.8               (2.3)
-------------------------------------------------------------------------------------------------
Total Current Assets                                                  1,416.6            1,880.4
-------------------------------------------------------------------------------------------------
REGULATORY ASSETS                                                       348.2              351.8
DEFERRED CHARGES                                                         60.5               45.2
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $  6,994.9         $  7,626.2
=================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                         SEPTEMBER 30,      December 31,
(in millions)                                                     2001              2000
-----------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                             (unaudited)
CAPITALIZATION
       Common stock equity                                  $  2,186.7        $  2,035.9
       Long-term debt                                          1,648.4           1,639.1
-----------------------------------------------------------------------------------------
Total Capitalization                                           3,835.1           3,675.0
-----------------------------------------------------------------------------------------
CURRENT LIABILITIES
       Short term debt                                             -               521.0
       Current maturities of long-term debt                        0.2               0.2
       Accounts and drafts payable                               240.5             398.0
       Affiliated payable                                        126.7               7.2
       Accrued taxes                                             122.6             177.1
       Accrued interest                                           51.4              17.7
       Estimated rate refunds                                      8.3               6.8
       Overrecovered gas costs                                   155.8               -
       Transportation and exchange gas payable                   211.1             358.5
       Deferred revenue                                           91.6             451.5
       Other                                                     437.3             366.0
-----------------------------------------------------------------------------------------
Total Current Liabilities                                      1,445.5           2,304.0
-----------------------------------------------------------------------------------------
OTHER LIABILITIES AND DEFERRED CREDITS
       Deferred income taxes, noncurrent                         816.0             766.8
       Investment tax credits                                     30.1              31.2
       Postretirement benefits other than pensions               108.1             114.7
       Regulatory liabilities                                     33.2              32.4
       Deferred revenue                                          464.6             498.0
       Other                                                     262.3             204.1
-----------------------------------------------------------------------------------------
Total Other Liabilities and Deferred Credits                   1,714.3           1,647.2
-----------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                        $  6,994.9        $  7,626.2
=========================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, ( in millions)                                            2001                    2000
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
      Net Income                                                                          75.3                   133.6
      Adjustments to reconcile net income to net cash from continuing operations:
          Loss from discontinued operations                                                  -                     1.5
          Loss from disposal of discontinued operations                                   62.1                   110.7
          Cumulative effect of accounting change, net of tax                              (4.0)                      -
          Depreciation and depletion                                                     165.4                   153.0
          Deferred income taxes                                                          (53.5)                   64.6
          Gain on sale of partnership                                                        -                   (90.5)
          Earnings from equity investment, net of distributions                          (43.0)                   (9.7)
          Loss on impairment of telecommunication assets                                  89.2                       -
          Deferred revenue                                                               (33.4)                  211.4
          Other - net                                                                     52.8                    21.4
-----------------------------------------------------------------------------------------------------------------------
                                                                                         310.9                   596.0
-----------------------------------------------------------------------------------------------------------------------
      Changes in components of working capital:
          Accounts receivable, net                                                       320.9                   112.2
          Affiliated receivable                                                          (83.5)                   77.7
          Gas inventory                                                                 (146.4)                  (91.6)
          Other inventories - at average cost                                              0.6                     1.5
          Prepayments                                                                    (16.7)                   (9.3)
          Accounts payable                                                              (157.5)                  (12.3)
          Affiliated payable                                                             119.5                       -
          Accrued taxes                                                                  (38.1)                  (71.6)
          Accrued interest                                                                33.7                    43.2
          Estimated rate refunds                                                           1.5                   (14.1)
          Under/Overrecovered gas costs                                                  158.7                   (57.6)
          Exchange gas receivable/payable                                                193.0                  (256.8)
          Deferred revenue                                                              (359.9)                  396.0
          Other working capital                                                          218.0                    41.3
-----------------------------------------------------------------------------------------------------------------------
Net Cash from Continuing Operations                                                      554.7                   754.6
Net Cash from Discontinued Operations                                                    178.9                    17.9
-----------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                                       733.6                   772.5
-----------------------------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
      Capital expenditures                                                              (257.8)                 (305.9)
      Capital expenditures - assets held for sale                                            -                   (41.1)
      Sale and purchase of investments                                                     8.2                   107.5
-----------------------------------------------------------------------------------------------------------------------
Net Investment Activities                                                               (249.6)                 (239.5)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
      Dividends paid                                                                         -                   (54.1)
      Issuance of common stock                                                               -                     5.4
      Repayment of short-term debt                                                      (521.0)                 (411.4)
      Purchase of treasury stock                                                             -                  (114.1)
      Other financing activities                                                           5.8                    13.4
-----------------------------------------------------------------------------------------------------------------------
Net Financing Activities                                                                (515.2)                 (560.8)
-----------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in cash and temporary cash investments                               (31.2)                  (27.8)
Cash and temporary cash investments at beginning of year                                  73.5                    58.1
-----------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30*                                      42.3                    30.3
=======================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
          Cash paid for interest                                                           9.8                    89.0
          Cash paid for income taxes (net of refunds)                                      8.9                    68.2
-----------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

*The Corporation considers all highly liquid short-term investments to be cash equivalents.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY



                                                                SEPTEMBER 30,                         December 31,
(in millions)                                                            2001                                 2000
-------------------------------------------------------------------------------------------------------------------
                                                                   (unaudited)
Common stock, $.01 par value, authorized
   and issued 3,000 shares                                          $       -                            $     0.8
Additional paid in capital                                            1,369.8                              1,369.0
Retained earnings                                                       741.5                                666.5
Accumulated other comprehensive income                                   75.4                                 (0.4)
-------------------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCK EQUITY                                           $ 2,186.7                            $ 2,035.9
===================================================================================================================

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                SEPTEMBER 30,                         December 31,
For the Year to Date Period Ended, (in millions)                         2001                                 2000
-------------------------------------------------------------------------------------------------------------------
                                                                   (unaudited)
COMPREHENSIVE INCOME
    Net income                                                      $    75.3                            $   133.7
    Other comprehensive income (loss) -  net of tax
      Foreign currency translation adjustment                            (1.3)                                (0.7)
      Change on value of marketable securities                            3.0                                    -
      Net gain on cash flow hedges                                       73.7                                    -
-------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                $   150.7                            $   133.0
===================================================================================================================

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

                                                  Three Months                       Nine Months
                                              Ended September 30,                Ended September 30,
                                            -----------------------            ------------------------
($ in millions)                               2001            2000              2001              2000
-------------------------------------------------------------------------------------------------------
REVENUES
TRANSMISSION AND STORAGE
      Unaffiliated                           129.0           133.9             453.9             444.3
      Intersegment and affiliates             54.9            53.2             181.4             176.4
-------------------------------------------------------------------------------------------------------
Total                                        183.9           187.1             635.3             620.7
-------------------------------------------------------------------------------------------------------
DISTRIBUTION
      Unaffiliated                           410.5           196.7           2,237.8           1,233.3
      Intersegment and affiliates              3.0             0.1               3.0               0.9
-------------------------------------------------------------------------------------------------------
Total                                        413.5           196.8           2,240.8           1,234.2
-------------------------------------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
      Unaffiliated                            43.5            39.4             117.7             131.3
      Intersegment and affiliates             17.3             0.5              45.8               1.4
-------------------------------------------------------------------------------------------------------
Total                                         60.8            39.9             163.5             132.7
-------------------------------------------------------------------------------------------------------
OTHER PRODUCTS AND SERVICES
      Unaffiliated                             6.2            10.4              20.0              38.9
      Intersegment and affiliates              0.1            (0.2)              0.2              (0.2)
-------------------------------------------------------------------------------------------------------
Total                                          6.3            10.2              20.2              38.7
-------------------------------------------------------------------------------------------------------
Adjustments and eliminations                 (53.5)          (53.3)           (178.5)           (178.2)
-------------------------------------------------------------------------------------------------------
CONSOLIDATED                                 611.0           380.7           2,881.3           1,848.1
-------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)
      Transmission and Storage                27.6            61.3             240.4             252.1
      Distribution                           (49.4)           12.3             156.7             149.9
      Exploration and Production              21.1            15.5              57.1              51.3
      Other Products and Services             (8.8)          (15.8)           (107.5)            (14.5)
      Corporate                               (3.3)            0.3              (4.9)            (12.0)
-------------------------------------------------------------------------------------------------------
CONSOLIDATED                                 (12.8)           73.6             341.8             426.8
-------------------------------------------------------------------------------------------------------

5.      DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
On August 21, 2001, Columbia sold the stock and assets of Columbia Propane Corporation (Columbia Propane) to AmeriGas Partners L.P. (AmeriGas) for approximately $196.0 million, consisting of $152.0 million in cash and $44.0 million of AmeriGas partnership common units. The loss on the sale of Columbia Propane amounted to $49.5 million, including an additional accrual for increased litigation exposure. Columbia has also sold substantially all the assets of Columbia Petroleum Corporation, a diversified petroleum distribution company. Columbia Propane and Columbia Petroleum are reported as discontinued operations and therefore the financial statements for prior periods have been reclassified accordingly.

The revenues from discontinued operations are provided in the following table:

                                  Three Months                   Nine Months
                              Ended September 30,             Ended September 30,
                           -----------------------          ----------------------
($ in millions)              2001            2000            2001            2000
----------------------------------------------------------------------------------
Propane                      20.8            49.9           229.6           213.7
Petroleum                      -             73.6            48.8           217.4
Gas                            -             20.8              -            186.9
Other                          -              8.8              -             39.9
----------------------------------------------------------------------------------
Total                        20.8           153.1           278.4           657.9
----------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

The loss from discontinued operations and the estimated loss on disposal information are provided in the following table:

                                                       Three Months                       Nine Months
                                                    Ended September 30,               Ended September 30,
                                                  ----------------------            ------------------------
($ in millions)                                    2001             2000             2001             2000
------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                    -                -                -              (2.0)
Income tax benefit                                   -                -                -              (0.5)
------------------------------------------------------------------------------------------------------------
NET LOSS FROM DISCONTINUED OPERATIONS                -                -                -              (1.5)
------------------------------------------------------------------------------------------------------------

Loss on disposal                                  (94.0)          (128.2)           (95.5)          (166.3)
Income tax benefits                               (32.9)           (44.9)           (33.4)           (55.6)
------------------------------------------------------------------------------------------------------------
NET LOSS ON DISPOSAL                              (61.1)           (83.3)           (62.1)          (110.7)
------------------------------------------------------------------------------------------------------------

The net assets of the discontinued operations were as follows:

                                           SEPTEMBER 30,    December 31,
($ in millions)                                     2001            2000
--------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS
      Accounts receivable, net                        -             91.3
      Property, plant and equipment, net              -            212.2
      Other assets                                   8.7            70.2
      Accounts payable                              (0.6)          (68.3)
      Other liabilities                             16.0           (69.1)
--------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS               24.1           236.3
--------------------------------------------------------------------------

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

(in millions)                    ASSETS       LIABILITIES
-----------------------------------------------------------
Price Risk Management          $  153.6        $  209.8
Deferred Taxes                      -             (16.0)
Regulatory                          6.6             -
Debt                                -              (3.8)
-----------------------------------------------------------
TOTAL                          $  160.2        $  190.0
-----------------------------------------------------------

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

                                                                                           Three Months               Nine Months
                                                                                    Ended September 30,       Ended September 30,
                                                                                   ---------------------     -----------------------
( in millions)                                                                                     2001                      2001
------------------------------------------------------------------------------------------------------------------------------------
UNREALIZED GAINS ON DERIVATIVES QUALIFYING AS CASH
      FLOW HEDGES:
      Unrealized holding gain (loss) arising during the period due to cumulative effect of a change in accounting principle,
           recognized at January 1, 2001, net of tax                                              $  -                     $(33.6)
      Unrealized holding gains arising during the period on
           derivatives qualifying as cash flow hedges, net of tax                                  11.4                      95.8
      Reclassification adjustment for net loss (gain) included in net income, net of tax (including gains of $4.4 and losses of $14.7 million, respectively, related to the cumulative
           effect of change in accounting principle)                                               (7.1)                     11.5
------------------------------------------------------------------------------------------------------------------------------------
      Net unrealized gains on derivatives qualifying as cash
           flow hedges, net of tax                                                                $ 4.3                    $ 73.7
------------------------------------------------------------------------------------------------------------------------------------

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

9.      LITIGATION MATTERS
The company is subject to various legal proceedings (see page 20 "Legal Proceedings") and provides a reserve when it is determined that a liability is probable. During the third quarter of 2001, an additional liability was recorded in connection with certain ongoing litigation.

10.     ENVIRONMENTAL MATTERS
Several subsidiaries are a "potentially responsible parties"
(PRPs) at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund); and similar state laws, including at former manufactured gas plant (MGP) sites which such subsidiaries, or their corporate predecessors, own or owned and operated. These subsidiaries are likely to be required to share in the cost of clean up of such sites.

A program has been instituted to identify and investigate former MGP sites where Columbia subsidiaries or predecessors are the current or former owner.
As site investigations proceed, waste disposal site liability is reviewed periodically and adjusted as additional information becomes available. In October 2001, various site studies were completed regarding probable liabilities at certain of these former MGP sites. Accordingly, during the quarter ended September 30, 2001, an additional liability of approximately $49.2 million was recorded. Columbia intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take appropriate corrective action. It is likely that additional liabilities will be recorded as more information becomes available.

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

                     THIRD QUARTER 2001 CONSOLIDATED RESULTS

Income from Continuing Operations
Columbia reported a net loss from continuing operations for the third quarter 2001 of $35.4 million, a decrease of $54.9 million from the third quarter of 2000, primarily due to environmental and litigation contingencies. Including discontinued operations, Columbia reported a net loss of $96.5 million for the third quarter of 2001 compared to a net loss of $63.8 for the same period in 2000.

Net Revenues
Third quarter 2001 consolidated net revenues (operating revenues less associated products purchased costs) were $356.3 million, a $2.3 million increase over the same period last year. Higher revenue in the exploration and production segment was the primary reason for this increase. Distribution net revenues also slightly increased. Net revenues decreased in the transmission segment, due to decreased throughput and a provision for certain cost determined to be non-recoverable from customers. Decreases in the other segment occurred due to the elimination of the revenues of Cove Point LNG and Columbia Electric, which were sold in 2000.

Expenses
Operating expenses for the third quarter of 2001 were $369.1 million, an increase of $88.7 million over the same period last year. The increase was largely due to $49.2 million environmental and $12.6 million litigation contingencies, and a charge of $6.8 million due to a change in the Millennium Pipeline project scope. Depreciation and depletion expenses increased by $8.8 million, primarily due to increased depletion expense in Columbia Energy Resources.

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

Income Taxes
Income tax benefit of $15.1 million resulted from a pre-tax loss in the third quarter of 2001. Income tax expense of $11.5 million was reported in the same period last year.

Discontinued Operations
Discontinued operations, which reflect Columbia's propane operations that were sold on August 21, 2001, incurred an after-tax loss on disposal of $61.1 million for the third quarter of 2001, which includes a litigation contingency. In the third quarter of 2000, Columbia's discontinued operations, which included petroleum as well as propane operations, recorded an after-tax loss on disposal of $83.3 million.

                         NINE-MONTH CONSOLIDATED RESULTS

Income from Continuing Operations
Columbia's income from continuing operations for the first nine months of 2001 was $133.4 million, a decrease of $112.4 million from the corresponding 2000 period. The decrease was largely due to environmental and litigation of $39.5 million after-tax in the third quarter of 2001 and a one-time charge of $89.2 million ($52.0 million after-tax) for the asset impairment relating to the fiber optics telecommunications network in the second quarter of 2001. In addition, the earlier period had been favorably impacted by a $59.0 million after-tax gain on the sale of Cove Point LNG. Also contributing to this decrease is an increase in depletion expense and a decrease in interest income. Tempering these decreases were increased revenues, primarily in transmission and distribution. Reduced operation and maintenance costs, mainly labor and benefits, as a result of restructuring initiatives implemented during 2000, also helped offset the above-mentioned decreases. Including discontinued operations, net income for the nine months was $75.3 million in 2001 compared to $133.6 million in the same period of 2000.

Net Revenues
For the nine months ended September 30, 2001, net revenues of $1,409.5 million increased $49.5 million over the same period in 2000. The improvement was primarily a result of colder weather in the first half of 2001 (6% colder than the first six months of 2000), which increased net revenues in distribution and transmission. Transmission revenues also increased due to contracts signed in the first quarter when the colder weather increased demand. Exploration and production net revenues increased due to higher gas prices in the first nine months of the year when compared to the 2000 period. Offsetting the increase is a decrease in net revenue due to the sale of Cove Point LNG and Columbia Electric Corp.

Expenses
Operating expenses for the first nine months of 2001 were $1,067.7 million, an increase of $134.5 million over the same period last year. The increased expense was primarily due to $49.2 million of environmental and $12.6 million of litigation contingencies and the $89.2 million expense provision recorded for the asset impairment relating to the fiber optics telecommunications network. Depreciation and depletion expenses increased $12.4 million, due in part to a ceiling test write-down in Columbia Resources' Canadian region and higher depletion expense. Tempering these increases was a voluntary incentive retirement program implemented in 2000, which reduced payroll and benefit costs, and restructuring initiatives, which improved operating efficiencies and contributed to expense reductions. Other taxes decreased $12.8 million as a result of lower property taxes, though partially offset by increased gross receipts taxes.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Other Income (Deductions)
Other Income (Deductions) reduced income by $119.8 million for the first nine months of 2001, compared to a reduction to income of $35.4 million in the same period last year. Interest income and other, net of $6.1 million, decreased $97.7 million. The earlier period had been favorably impacted by a $90.6 million pre-tax gain on the sale of Cove Point LNG. Interest expense and related charges decreased $13.3 million in the first nine months of 2001 when compared to the 2000 period, due to a reduction in short-term borrowings related to the 2000 stock repurchase program.

Income Taxes
Income tax expense of $88.6 million in the first nine months of 2001 decreased $57.0 million from the same period last year, primarily from tax benefits resulting from the effect of reduced earnings. Income tax expense was higher in the prior period due, in part, to the gain on the sale of Cove Point LNG.

Discontinued Operations
Discontinued operations, which reflect Columbia's propane operations that were sold on August 21, 2001, incurred an after-tax loss on disposal of $62.1 million for the first nine months of 2001. In the first nine months of 2000, Columbia's discontinued operations, which included petroleum as well as propane operations, recorded loss from operations of $1.5 million and an after-tax loss on disposal of $110.7 million.

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

Net cash from continuing operations for the first nine months of 2001 was $554.7 million, a decrease of $199.9 million from the same period in 2000. This decrease was primarily due to reduced deferred revenue due to forward sale contracts obtained in 2000. Offsetting the decrease were increases due to timing differences associated with exchange gas activity and other working capital items, including underrecovered gas costs.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


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





                                                     Columbia Energy Group
                                               ---------------------------------
                                                         (Registrant)





Date:  November __, 2001                By:         /s/ Jeffrey W. Grossman
                                               ---------------------------------
                                                      Jeffrey W. Grossman
                                                 Vice President and Controller
                                                 (Principal Accounting Officer
                                                 and Duly Authorized Officer)