Form 10-K405
period 2001-12-31
COLUMBIA ENERGY GROUP
filed 2002-03-27
CIK 22099

             As filed with the United States Securities and Exchange
                         Commission on March 27, 2002.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

        | |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

                        Commission file number 001-16189

                              COLUMBIA ENERGY GROUP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                13-1594808
----------------------------------------        -------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

        801 East 86th Avenue
        Merrillville, Indiana                          46410
----------------------------------------        -------------------
(Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (877) 647-5990

Securities registered pursuant to Section 12(b) of the Act:

                    Name of Each Exchange on Which Registered
                    -----------------------------------------
                             New York Stock Exchange

                                   Debentures
--------------------------------------------------------------------------------
6.61% Series B due November 28, 2002        7.32% Series E due November 28, 2010
6.80% Series C due November 28, 2005        7.42% Series F due November 28, 2015
7.05% Series D due November 28, 2007        7.62% Series G due November 28, 2025

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

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                                    CONTENTS

                                                                                                             Page
Part I                                                                                                        No.
                                                                                                             ----
         Item 1.  Business...........................................................................         3

         Item 2.  Properties.........................................................................         4

         Item 3.  Legal Proceedings..................................................................         5

         Item 4.  Submission of Matters to a Vote of Security Holders................................         7

Part II

         Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..........         7

         Item 6.  Selected Financial Data............................................................         7

         Item 7.  Management's Narrative and Analysis of Results of Operations.......................         8

         Item 8.  Financial Statements and Supplementary Data........................................        12

         Item 9.  Change In and Disagreements with Accountants on Accounting and
                  Financial Disclosure...............................................................        44

Part III

         Item 10. Directors and Executive Officers of the Registrant.................................        44

         Item 11. Executive Compensation.............................................................        44

         Item 12. Security Ownership of Certain Beneficial Owners and Management.....................        44

         Item 13. Certain Relationships and Related Transactions.....................................        44

Part IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....................        45

         Signatures..................................................................................        46

         Exhibits....................................................................................        47

                                     PART I

ITEM 1. BUSINESS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

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

Merger with NiSource Inc.

On November 1, 2000, NiSource Inc. (NiSource) completed the acquisition of Columbia for an aggregate consideration of approximately $6 billion, with 30% of the consideration paid in NiSource common stock and the remaining 70% paid in cash and Stock Appreciation Income Linked SecuritiesSM (SAILSSM). In addition, NiSource assumed approximately $2 billion in Columbia debt.

Presentation of Segment Information

Columbia meets the conditions specified in General Instruction I(1)(a) and (b) to Form 10-K and is permitted to use the reduced disclosure format for wholly owned subsidiaries of companies, such as NiSource, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, the Narrative and Analysis of Results of Operations is included in this report, and Columbia has omitted from this report the information called for by Item 7 (Management's Narrative and Analysis of Results of Operations).

Columbia operates in four segments: Gas Distribution, Gas Transmission and Storage, Exploration and Production and Other.

Distribution Operations

Columbia's five distribution subsidiaries provide natural gas service to nearly
2.1 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. These operations include 33,215 miles of pipelines, 3,300 acres of underground storage, 8 storage wells and one compressor station with 800 horsepower (hp) of installed capacity. The distribution subsidiaries are currently pursuing transportation programs that allow residential and small commercial customers the opportunity to choose their natural gas suppliers and to use the distribution subsidiaries for transportation service only.

Transmission and Storage Operations

Columbia's gas transmission and storage subsidiaries own and operate approximately 15,846 miles of interstate pipelines and operate one of the nation's largest underground natural gas storage systems capable of storing approximately 670 billion cubic feet (Bcf) of natural gas. Through its subsidiaries, Columbia Gas Transmission Corporation (Columbia Transmission) and Columbia Gulf Transmission Company (Columbia Gulf), it owns and operates an interstate pipeline network extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. Together, these companies serve customers in 15 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The gas transmission and storage subsidiaries are engaged in several projects that will expand their service territory and throughput. The largest such project is Millennium Pipeline, which will replace parts of an existing Columbia Transmission pipeline and will transport 700,000 Dekatherms (Dth) of natural gas per day to growing markets in New York and the northeast United States.

Exploration and Production Operations

Columbia Energy Resources, Inc. (Columbia Resources), is one of the largest independent natural gas and oil producers in the Appalachian Basin and also has production operations in Canada. Columbia Resources produced nearly 54.1 billion cubic feet equivalent (Bcfe) of natural gas and oil for the twelve months ended December 31, 2001. Columbia Resources has financial interests in over 8,000 wells, and has net proven gas and oil reserve holdings of 1.1 trillion cubic feet equivalent (Tcfe). Columbia Resources also owns and operates approximately 6,200 miles of gathering pipelines. Columbia Resources seeks to achieve asset and profit growth primarily through aggressive drilling activities. For the year ended 2001, Columbia Resource discovered 70 net Bcfe of gas and oil reserves and participated in 183 gross (172.2 net) wells with a success rate of 94 percent.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Other Products and Services

Columbia Transmission Communications Corporation (Transcom), a wholly owned subsidiary of Columbia, owns a dark-fiber optics telecommunications network primarily along pipeline rights-of-way between New York and Washington, D.C. The route covers 260 miles and provides access to 16 million people in the busiest telecommunications corridor in the United States.

For additional discussion of Columbia's business segments, including financial information for the last three fiscal years, see the Notes to Consolidated Financial Statements.

Competition

The regulatory frameworks applicable to Columbia's operations, at both the state and federal levels, are undergoing fundamental changes. These changes have had and will continue to have an impact on Columbia's operations, structure and profitability. At the same time, competition within the gas industries will create opportunities to compete for new customers and revenues. Management continually seeks new ways to be more competitive and profitable in this changing environment, including providing its gas customers with increased customer choice for new products and services and acquiring companies that will provide improved economies of scale and efficiencies.

Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets, which continue to evolve. During the past few years, LDC customers and marketers began to purchase gas directly from producers and marketers and an open competitive market for gas supplies emerged. This separation or "unbundling" of the transportation and other services offered by pipelines and LDCs allows customers to select the service they want independent from the purchase of the commodity. Columbia's gas distribution subsidiaries are involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the Columbia gas distribution subsidiaries for transportation services only.

Columbia's other operations also experience competition for energy sales and related services from third party providers. Columbia meets these challenges through innovative programs aimed at providing energy products and services at competitive prices while also providing new services that are responsive to the evolving energy market and customer requirements.

Other Relevant Business Information

Columbia's customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.

As of January 31, 2002, Columbia had 4,798 full-time employees of which 1,803 are subject to collective bargaining agreements.

Columbia's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations, which are constantly changing, require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices that have subsequently become subject to environmental regulation. Information relating to environmental matters is detailed in Note 14G of the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

Information relating to properties is included in Item 1, Business and is incorporated by reference herein. Assets under lien and other guarantees are described in Note 14D of the Notes to Consolidated Financial Statements.

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

      Pursuant to an Indemnification Agreement regarding the Kotaneelee Litigation entered into when Columbia Canada was sold to Anderson Exploration Ltd. (Anderson), Columbia agreed to indemnify and hold Anderson harmless for losses due to this litigation arising out of actions occurring prior to December 31, 1991. An escrow account provides security for the indemnification obligation and is funded by a letter of credit with a face amount of approximately $35,835,000 (Cdn).

      A trial commenced in the third quarter of 1996 in the Court of Queen's Bench for the Province of Alberta and judgment was issued in September 2001. The court has finalized a judgment dismissing most of the plaintiffs' claims, including the fiduciary duty claim, but did order a reduction of the Carried Interest Account in the amount of $5.3 million (Cdn.) and ordered that the defendants were not entitled to charge the plaintiffs processing fees. The inability to charge the plaintiffs processing fees does not affect Columbia. The monetary value of these two items has not been determined. The plaintiffs have filed an appeal of the judgment. The Court has not yet set a date when it will hear the appeal; however, it has established a schedule for the filing of the arguments and responses of the parties, all of which must be completed by November 30, 2002.

2.    TRANSCOM.

      On March 17, April 11 and April 21, 2000, one of Columbia's subsidiaries, Transcom, received directives from the Philadelphia District of the U.S. Army Corps of Engineers (Philadelphia District) and an administrative order from the Pennsylvania Department of Environmental Protection (PA
      DEP) addressing alleged violations of federal and state laws resulting from construction activities associated with Transcom's laying fiber optic cable along portions of a route between Washington, D.C. and New York City. The order and directives required Transcom to largely cease construction activities. On September 18, 2000, Transcom entered into a voluntary settlement agreement with the Philadelphia District under which Transcom contributed $1.2 million to the Pennsylvania chapter of the Nature Conservancy and the Philadelphia District lifted its directives. As a result of the voluntary agreement with the Philadelphia District and communications with the PA DEP, the Maryland Department of the Environment and the Baltimore District of the U.S. Army Corps of Engineers, work in Pennsylvania and Maryland was allowed to continue and has been completed. On October 25, 2001, Transcom entered into a Consent Order and Agreement with PA DEP in settlement of its enforcement action under which Transcom paid $80,633 in penalties and $223,567 to fund six community environmental projects.

3. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V. COLUMBIA GAS TRANSMISSION CORP., ET AL.

      The plaintiff filed a complaint under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, the plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and twelve affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including by making sales to affiliated entities at artificially low prices. Most of the Grynberg cases were

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

      transferred to Federal court in Wyoming in 1999. In December 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. In May 2001, the Court denied the Columbia defendants' motion to dismiss. The Columbia defendants joined together with numerous other defendants and filed a motion requesting the district court to amend its order to include a certification so that the defendants could request permission from the United States Court of Appeals for the Tenth Circuit to appeal a controlling question of law. That motion was denied on July 2, 2001.

4.    QUINQUE OPERATING CO. ET AL V. GAS PIPELINES, ET AL.

      Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and fourteen affiliated entities. The allegations in Quinque are similar to those made in Grynberg; however, Quinque broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Quinque asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Quinque purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. The defendants had previously removed the case to Federal court. On January 12, 2001, the Federal court remanded the case to state court. In June 2001, the plaintiff voluntarily dismissed nine of the thirteen Columbia entities. Discovery relating to personal jurisdiction has begun.

5.    VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.

      In February 2000, plaintiff filed a complaint in New York state court against Columbia, Columbia Natural Resources, Inc. and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by Columbia Resources. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia Resources and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has now remanded Kershaw back to New York state court. The Columbia defendants' motion to dismiss was partially granted and partially denied by the New York state court judge on September 24, 2001.

6.    ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.

      On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. National Propane Corporation was acquired by Columbia in 1999, and this litigation was retained by Columbia when Columbia Propane was sold in 2001. Plaintiff's complaint arises from an explosion and fire, which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. Written discovery has been completed and the parties are conducting oral discovery of the fact witnesses. The case has a scheduled trial date of October 17, 2002.

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

8.    MCELROY COAL COMPANY V. COLUMBIA GAS TRANSMISSION CORPORATION.

      On February 12, 2001, McElroy Coal Company (McElroy), an affiliate of Consolidation Coal Co., filed a complaint against Columbia Transmission in Federal court in Wheeling, West Virginia. The West Virginia complaint seeks declaratory and injunctive relief as to McElroy's alleged right to mine coal within Victory, and Columbia Transmission's obligation to take all necessary measures to permit McElroy to longwall mine. The complaint also seeks compensation for the inverse condemnation of any coal that cannot be mined due to

ITEM 3. LEGAL PROCEEDINGS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

NiSource is the holder of record of all the outstanding common equity securities of Columbia.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)(A).

ITEM 7. MANAGEMENT'S NARRATIVE AND ANALYSIS OF RESULTS OF OPERATIONS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

INDEX                                                                     PAGE
--------------------------------------------------------------------------------
Consolidated Review...................................................     8
Liquidity and Capital Resources.......................................    11
--------------------------------------------------------------------------------

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The notes to our consolidated financial statements contain information that is pertinent to the following analysis.

The Management's Narrative and Analysis of Results of Operations, including statements regarding market risk sensitive instruments, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on a consolidated basis, any and all underlying assumptions and other statements that are other than historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objective and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather conditions, fluctuations in supply and demand for energy commodities, service territories, successful consummation of dispositions, growth opportunities for Columbia's regulated and non-regulated businesses, dealings with third parties over whom Columbia has no control, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions and counter-party credit risk, many of which are beyond the control of Columbia.

                               CONSOLIDATED REVIEW

Columbia's income from continuing operations for 2001 was $236.5 million, a decrease of $36.2 million from 2000. The decrease is largely due to environmental and litigation expenditures, a one-time charge of $58.0 million after-tax for the impairment of assets related to Transcom, record setting warm weather and the continuing economic downturn in the industrial and manufacturing sectors. In addition, 2000 was favorably impacted by the sales of Columbia Electric and Cove Point LNG resulting in after-tax gains of $86.4 and $58.9 million, respectively. Tempering these reductions in income were a reduction in property taxes, reduction in operations and maintenance costs resulting from restructuring initiatives implemented during 2000 and increased gas production revenues, net of associated depletion. In addition, the results for 2000 included approximately $160 million after-tax of merger-related expenditures.

Discontinued operations, which reflect Columbia's propane operations that were sold on August 21, 2001, incurred an after-tax loss of $50.6 million in 2001, which includes a litigation contingency. Taking into account income from continuing operations and the loss from discontinued operations, Columbia reported net income of $189.9 million in 2001, versus $111.8 million in the prior year.

Income from continuing operations for 2000 of $272.7 million decreased $109.2 million from 1999. The decrease primarily reflected approximately $160 million after-tax of merger-related expenditures in 2000, partially offset by gains on the sales of Columbia Electric and the Cove Point LNG facilities, which improved after-tax income by $86.4 million and $58.9 million, respectively. Also improving 2000 results was 9% colder weather compared to 1999.

Net Revenues

Total net revenues of $1,977.4 million for 2001 reflected an increase of approximately $40.9 million over 2000 primarily due to 6% colder weather during the first half of 2001. Also contributing to this increase was the increase in gas production with increases in both volumes and prices. Offsetting these increases to net revenues was a decrease due to the sales of Columbia Electric and Cove Point LNG.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

For 2000, total net revenues of $1,936.5 million increased $28.5 million over 1999, primarily due to the effect of colder weather during the fourth quarter, an improvement in transportation revenue and increased natural gas prices and production for Columbia Resources' operations. Tempering these improvements was a 1999 gain recorded on the termination of a co-generation power purchase contract and a decline in off-system sales.

Expenses

Total operating expenses for 2001 were $1,432.4 million, a decrease of $121.8 million from 2000, due primarily to lower operations and maintenance costs relating to merger-related savings. Also contributing to this decrease was lower payroll and benefits costs, which resulted from the 2000 Voluntary Incentive Retirement Program (VIRP). Other taxes decreased $23.3 million, primarily due to lower property taxes. Offsetting these decreases were environmental and litigation contingencies and the $89.2 million impairment charge relating to Transcom. Depreciation and depletion expenses increased $11.1 million, due in part to the write down of certain impaired assets in Columbia Resources' Canadian producing region and higher depletion expense. In addition, higher uncollectibles in the Distribution Operations subsidiaries increased $24.6 million over the prior year, primarily resulting from the higher cost of gas in the 2000-2001 heating period. This negative variance was reduced by the impact of a favorable order that allows regulatory recovery of customer bad debts totaling approximately $19.5 million.

Total operating expenses for 2000 were $1,554.2 million, an increase of $331.6 million compared to 1999, reflecting higher expenses in 2000 attributable to merger-related activities and employee-related costs for Columbia Electric's projects. Partially offsetting this increase were reduced labor and benefits cost as a result of implementing the 2000 VIRP and the positive impact of the 1997 Columbia of Ohio regulatory settlement.


Twelve Months Ended December 31, (in millions)       2001            2000          1999
-----------------------------------------------------------------------------------------
Interest income and other, net                     $  14.3         $ 236.3       $  34.9
Interest expense and related charges                (170.1)         (169.6)       (164.2)
-----------------------------------------------------------------------------------------
TOTAL OTHER INCOME (DEDUCTIONS)                    $(155.8)        $  66.7       $(129.3)
-----------------------------------------------------------------------------------------

Other income (deductions) decreased income by $155.8 million in 2001 compared to an increase to net income of $66.7 million in 2000. Interest income and other, net, of $14.3 million was $222.0 million less than the year earlier, due to the earlier period having been favorably impacted by a $130.5 million and $90.5 million pre-tax gain on the sales of Columbia Electric and Cove Point LNG, respectively. Interest expense and related charges of $170.1 million remained relatively constant.

For 2000, other income (deductions) improved income by $66.7 million compared to a reduction of $129.3 million in 1999. Interest income and other, net, of $236.3 million was $201.4 million greater than in the year earlier, due largely to the gain from the sale of Columbia Electric and the Cove Point facilities in 2000. Tempering this increase was an improvement in 1999 from the sale of Columbia's interests in a pipeline partnership amounting to $12.1 million and from the sale of coal properties for $2.9 million. Interest expense and related charges of $169.6 million increased $5.4 million due largely to higher short-term borrowings to finance acquisitions and fund Columbia's stock repurchase program, as discussed below, tempered by lower interest on contingent taxes.

Income Taxes

Income tax expense in 2001 totaled $152.7 million, a decrease of $23.6 million from 2000; primarily due to tax benefits and 2000 income tax expense was higher as a result of the gain on the sales of Columbia Electric and Cove Point LNG.

Income tax expense of $176.3 million for 2000 increased $2.1 million from 1999. Lower pre-tax income for 2000 was offset by utilization of certain tax benefits and state tax planning initiatives during 1999.

Discontinued Operations

During 2000, Columbia undertook an evaluation of the appropriateness of remaining in certain businesses given the rapidly changing energy industry and the pending merger with NiSource. As a result of this assessment, Columbia decided to exit the energy marketing operations, which included the propane, petroleum and Columbia Energy Services' mass marketing business, as discussed below. In accordance with generally accepted accounting principles, the results from these businesses were reported as discontinued operations.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Discontinued operations reflected an after-tax loss of $50.6 million in 2001 compared to an after-tax loss of $160.9 million in 2000. The loss was primarily related to an additional loss recorded for the sale of the propane operations.

In May 2000, Columbia Energy Services sold its internet-based energy marketing operation, Energy.com. Also in May 2000, Columbia announced that it was in the process of preparing its propane and petroleum businesses for sale. In August 2001, NiSource sold Columbia Propane Corporation and incurred an after-tax loss of $50.6 million.

In the third quarter of 2000, Columbia sold its retail energy mass marketing business to The New Power Company, a national residential and small business energy provider.

Late in 2000, Columbia sold its interest in Columbia Electric's four power generation plants to a partnership between Delta Power Company and John Hancock Life Insurance Company and the remainder of Columbia Electric to Orion Power. The gain of the sale of these assets resulted in an improvement to consolidated net income of approximately $86.4 million.

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

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4.0 million and an after-tax reduction to accumulated other comprehensive income (OCI) of approximately $33.6 million. The adoption also resulted in the recognition of $160.2 million of assets and $193.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of the carrying value of certain long-term debt by $3.8 million. Approximately $6.4 million of the net losses included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings during 2001.

Refer to "Summary of Significant Accounting Policies - Accounting for Risk Management Activities" and "Risk Management Activities" in the Notes to the Consolidated Financial Statements for further discussion of Columbia's risk management.

Change in Accounting Method

During the fourth quarter of 2001, Columbia changed its method of accounting for acquisition, exploration and development activities related to oil and gas reserves from the full cost method to the successful efforts method. Under the successful efforts method of accounting, except for property acquisition costs, only costs associated with specific discovered reserves are capitalized. Capitalized costs include mineral interests in properties, wells and related equipment and facilities, support equipment, and uncompleted wells. Depletion expense is equal to annual production multiplied by the depletion rate per unit that is derived by spreading the total costs capitalized under successful efforts over the number of units expected to be extracted over the life of the reserves on a lease basis. Compared to the full cost method, the change to successful efforts reduced operating income by $28.0 million, $36.0 million and $9.8 million for 2001, 2000 and 1999, respectively.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

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

Net cash from continuing operations for the year ended December 31, 2001 was $743.9 million, a $210.7 million increase from the same period in 2000. The increase was primarily due to the increase of cash receipts from accounts receivable, previously underrecovered gas cost, and exchange gas receivable, partially offset by the receipt of cash for forward gas sales in 2000.

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

As of December 31, 2001, Columbia had $72.5 million of intercompany short-term borrowings with NiSource Finance Corp. outstanding at a weighted average interest rate of 2.88%. In addition, at December 31, 2001, Columbia had letters of credit outstanding issued and outstanding of $47.7 million.

Columbia has entered into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. At December 31, 2001, Columbia had four interest rate swap agreements outstanding effective through November 28, 2002, on $200.0 million notional amount of its 6.61% Series B Debentures due November 28, 2002. In addition, Columbia has two other outstanding interest rate swap agreements, including a $100.0 million notional value swap effective through November 28, 2005 on its 6.80% Series C Debentures due November 28, 2005 and a $281.5 million notional value swap effective through November 28, 2007 on its 7.05% Series D Debentures due November 28, 2007. The Series D swap can be terminated at the option of the counter party at any time between the optional termination date of November 28, 2005 and the stated termination date of November 28, 2007. Under the terms of all the swap agreements, Columbia pays interest based on a floating rate index and receives interest based on a fixed rate. The effect of these agreements is to modify the interest rate characteristics of a portion of Columbia's long-term debt from fixed to variable.

Columbia has an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) for the issuance of up to $1 billion in aggregate of debentures, common stock or preferred stock in one or more series. Currently, Columbia has $750 million available under the shelf registration.

In October 1999, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade accounts receivable to Columbia Accounts Receivable Corporation (CARC), a wholly owned subsidiary of Columbia. At the same time, CARC entered into an agreement, with a third party, Canadian Imperial Bank of Commerce (CIBC), to sell a percentage ownership interest in a defined pool of accounts receivable (Sales Program). Under this Sales Program, CARC can transfer an undivided interest in a designated pool of its accounts receivable on an ongoing basis up to a maximum of either $125.0 million or $100.0 million, as determined by the seasonal fluctuation in Columbia of Ohio's account receivable balances and the mutual consent of both parties. The amount available at any measurement date varies based upon the level of eligible receivables. Under these agreements, CARC may not sell any new affiliate receivables to the conduit if Columbia's debt rating falls below BBB or Baa2 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below investment grade, the agreements terminate and CARC may not sell any new affiliate receivables to the conduit. Under this agreement, approximately $82.8 million of receivables were sold as of December 31, 2001.

Management believes that its sources of funding are sufficient to meet the short-term and long-term liquidity needs of Columbia.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 8, Note 7 for a discussion of risk management activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


INDEX                                                                     PAGE
-------------------------------------------------------------------------------
Report of Independent Public Accountants.............................      13
Statements of Consolidated Income....................................      14
Consolidated Balance Sheets..........................................      15
Statements of Consolidated Cash Flows................................      17
Statements of Consolidated Common Stock Equity.......................      18
Notes of Consolidated Financial Statements...........................      19
Schedule II - Valuation and Qualifying Accounts......................      44
-------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of Columbia Energy Group:

We have audited the accompanying consolidated balance sheets of Columbia Energy Group (a Delaware corporation, the "Corporation" and a wholly owned subsidiary of NiSource Inc.) and subsidiaries as of December 31, 2001, and 2000, and the related statements of consolidated income, cash flows and common stock equity for the three years then ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation and subsidiaries as of December 31, 2001, and 2000, and the results of their operations and their cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1E to the financial statements, the Corporation has given retroactive effect to the change in accounting for acquisition, exploration and development activities related to oil and gas reserves from the full cost method to the successful efforts method. Further, as explained in Note 7 to the financial statements, effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the Index to Item 8, Financial Statements and Supplementary Data, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

New York, New York
January 29, 2002

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

Year ended December 31, (in millions)                             2001           2000           1999
------------------------------------------------------------------------------------------------------
NET REVENUES
   Energy sales                                               $ 2,566.0      $ 1,723.1      $ 1,717.8
   Less: Products purchased                                     1,692.5          922.5          905.6
------------------------------------------------------------------------------------------------------
   Gross Margin                                                   873.5          800.6          812.2
   Transportation                                                 801.3          801.2          719.2
   Production gas sales                                           153.0          154.9          120.2
   Other                                                          149.6          179.8          256.4
------------------------------------------------------------------------------------------------------
Total Net Revenues                                              1,977.4        1,936.5        1,908.0
------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Operation and maintenance                                      937.8        1,136.6          852.9
   Settlement of gas supply charges                                  --             --          (31.7)
   Depreciation and depletion                                     226.2          215.1          198.3
   Loss on impairment of telecommunications assets                 89.2             --             --
   Other taxes                                                    179.2          202.5          203.1
------------------------------------------------------------------------------------------------------
Total Operating Expenses                                        1,432.4        1,554.2        1,222.6
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                  545.0          382.3          685.4
------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
   Interest income and other, net                                  14.3          236.3           34.9
   Interest expense and related charges                          (170.1)        (169.6)        (164.2)
------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                  (155.8)          66.7         (129.3)
------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                            389.2          449.0          556.1
INCOME TAXES                                                      152.7          176.3          174.2
------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                 236.5          272.7          381.9
------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS - NET OF TAXES
   Income (Loss) from operations                                     --           (1.6)        (112.9)
   Estimated (loss) on disposal                                   (50.6)        (159.3)         (25.8)
------------------------------------------------------------------------------------------------------
Loss from Discontinued Operations - net of taxes                  (50.6)        (160.9)        (138.7)
------------------------------------------------------------------------------------------------------
   Cumulative effect of change in accounting principle              4.0             --             --
------------------------------------------------------------------------------------------------------
NET INCOME                                                    $   189.9      $   111.8      $   243.2
======================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


As of December 31, (in millions)                                        2001           2000
----------------------------------------------------------------------------------------------
ASSETS
PROPERTY, PLANT AND EQUIPMENT
   Gas utility and other plant, at original cost                     $ 8,267.0      $ 8,174.2
   Accumulated depreciation                                           (3,879.1)      (3,778.3)
----------------------------------------------------------------------------------------------
   Net Gas Utility and Other Plant                                     4,387.9        4,395.9
----------------------------------------------------------------------------------------------
   Gas and oil producing properties, successful efforts method
    United States cost center                                            934.2          779.4
    Canadian cost center                                                  14.2           12.5
   Accumulated depletion                                                (407.4)        (319.2)
----------------------------------------------------------------------------------------------
   Net Gas and Oil Producing Properties                                  541.0          492.7
----------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                      4,928.9        4,888.6
----------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Unconsolidated affiliates                                              28.9           28.1
   Net assets of discontinued operations                                  30.0          236.3
   Affiliated Notes Receivable                                            23.9             --
   Other                                                                  16.8           27.4
----------------------------------------------------------------------------------------------
Total Investments and Other Assets                                        99.6          291.8
----------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and temporary cash investments                                    53.8           73.5
   Accounts receivable
    Customer (less allowance for doubtful accounts
      of $25.3 and $15.8, respectively)                                  385.0          569.8
    Affiliated                                                            81.3            2.7
    Other                                                                 29.9          113.5
   Gas inventory                                                         195.7          147.4
   Other inventories - at average cost                                    14.5           14.5
   Prepayments                                                            84.4           73.8
   Regulatory assets                                                      75.4           57.4
   Underrecovered gas costs                                               60.1          169.0
   Deferred property taxes                                                48.7           45.2
   Exchange gas receivable                                               186.8          615.9
   Price risk management assets                                           65.8             --
   Other                                                                 103.1           (2.3)
----------------------------------------------------------------------------------------------
Total Current Assets                                                   1,384.5        1,880.4
----------------------------------------------------------------------------------------------

REGULATORY ASSETS                                                        364.2          351.8
DEFERRED CHARGES                                                         117.5           45.2
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $ 6,894.7      $ 7,457.8
==============================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


As of December 31, (in millions)                               2001          2000
-------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
COMMON STOCK EQUITY
   Common stock, par value $.01 per share - issued
     3,000 and 79,539,295 shares, respectively              $       --    $      0.7
   Additional paid in capital                                  1,370.5       1,369.1
   Retained earnings                                             755.3         565.7
   Accumulated other comprehensive income                         51.3          (0.4)
-------------------------------------------------------------------------------------
Total Common Stock Equity                                      2,177.1       1,935.1
Long-Term Debt                                                 1,356.9       1,639.1
-------------------------------------------------------------------------------------
Total Capitalization                                           3,534.0       3,574.2
-------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Short-term debt                                                  --         521.0
   Current maturities of long-term debt                          281.7           0.2
   Accounts and drafts payable                                   214.1         398.0
   Affiliated payable                                            103.2           7.2
   Accrued taxes                                                 232.8         177.1
   Accrued interest                                               28.6          17.7
   Estimated rate refunds                                          9.1           6.8
   Overrecovered gas costs                                        45.6            --
   Transportation and exchange gas payable                       285.1         358.5
   Deferred revenue                                               89.0         451.5
   Customer accounts receivable credit balances                  120.6          45.9
   Other                                                         341.7         320.1
-------------------------------------------------------------------------------------
Total Current Liabilities                                      1,751.5       2,304.0
-------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes, noncurrent                             759.4         699.3
   Investment tax credits                                         29.8          31.2
   Postretirement benefits other than pensions                   104.9         114.7
   Regulatory liabilities                                         32.9          32.4
   Deferred revenue                                              435.4         498.0
   Other                                                         246.8         204.0
-------------------------------------------------------------------------------------
Total Other Liabilities and Deferred Credits                   1,609.2       1,579.6
-------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                        $  6,894.7    $  7,457.8
=====================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS


Year Ended December 31, (in millions)                                             2001            2000            1999
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                   $ 189.9         $ 111.8         $ 243.2
   Adjustments to reconcile net income to net cash from continuing operations:
     Loss from discontinued operations                                               --             1.5           112.8
     Estimated loss on disposal                                                    50.6           159.4            25.8
     Depreciation and depletion                                                   226.2           215.1           198.3
     Deferred income taxes                                                        (51.1)          119.5            47.6
     Gain on sale of investments                                                    4.8          (221.0)             --
     Loss/Earnings from equity investment, net of distributions                    (0.8)          (16.4)           23.3
     Loss on impairment of telecommunications asset                                89.2              --              --
     Deferred revenue                                                            (362.5)          197.2           109.4
     Other - net                                                                   91.8            47.9           (59.0)
------------------------------------------------------------------------------------------------------------------------
                                                                                  238.1           615.0           701.4
------------------------------------------------------------------------------------------------------------------------
   Changes in components of working capital:
     Accounts receivable, net                                                     155.8          (200.6)         (145.9)
     Sale of accounts receivable                                                     --              --            81.1
     Gas inventory                                                                (48.3)           (2.5)           41.1
     Prepayments                                                                  (10.6)           (3.1)           (7.4)
     Accounts payable                                                             (87.8)          142.4            87.6
     Accrued taxes                                                                 55.7           (58.1)           (2.5)
     Accrued interest                                                              10.9           (13.6)           15.1
     Estimated rate refunds                                                         2.3           (14.6)          (37.8)
     Estimated supplier obligations                                                  --              --           (40.6)
     Under/Overrecovered gas costs                                                108.9          (143.0)          (35.7)
     Exchange gas receivable/payable                                              355.7          (279.5)           78.4
     Deferred revenue                                                             (62.6)          411.5            27.9
     Other working capital                                                         25.8            79.3             9.9
------------------------------------------------------------------------------------------------------------------------
Net Cash from Continuing Operations                                               743.9           533.2           772.6
Net Cash from Discontinued Operations                                             154.2            12.8          (246.3)
------------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                                898.1           546.0           526.3
------------------------------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
   Capital expenditures                                                          (371.1)         (464.0)         (437.2)
   Purchases and sales of investments - net                                        12.4           312.9           (62.1)
------------------------------------------------------------------------------------------------------------------------
Net Investment Activities                                                        (358.7)         (151.1)         (499.3)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Retirement of long-term debt                                                      --          (310.9)          (52.5)
   Dividends paid                                                                  (0.3)          (54.1)          (71.8)
   Issuance of common stock                                                          --             6.5            15.5
   Issuance (repayment) of short-term debt                                       (521.0)           55.5           320.7
   Purchase of treasury stock                                                        --          (114.1)         (135.0)
   Other financing activities                                                     (37.8)           37.6           (66.6)
------------------------------------------------------------------------------------------------------------------------
Net Financing Activities                                                         (559.1)         (379.5)           10.3
------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in cash and temporary cash investments                        (19.7)           15.4            37.3
Cash and temporary cash investments at beginning of year                           73.5            58.1            20.8
------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR                              $  53.8         $  73.5         $  58.1
========================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                                          98.8           162.7           148.6
   Cash paid for income taxes (net of refunds)                                    143.5            69.2            61.6
------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                  Common Stock*
                                         -----------------------------                                      Accumulated
                                           Shares                       Additional              Unearned       Other
                                         Outstanding   Par    Treasury   Paid In    Retained    Employee    Comprehensive
(in millions, except for share amounts)  (Thousands)  Value     Stock    Capital    Earnings  Compensation  Income (Loss)    Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999               81,308     $ 0.8   $(135.0)   $1,611.6    $508.0       $(0.6)        $ 0.3      $1.985.1
Comprehensive Income:                                                                                                            --
   Net income                                                                         111.8                                   111.8
   Loss on foreign currency translation                                                                          (0.7)         (0.7)
Comprehensive Income                                                                                                          111.1
Cash dividends:                                                                                                                  --
   Common stock                                                                       (54.1)                                  (54.1)
Common stock issued:                                                                                                             --
   Long-term incentive plan                   120                             6.6                   0.6                          7.2
   Reduction in par value                              (0.1)                                                                   (0.1)
Purchase of treasury stock                 (1,889)             (114.1)                                                       (114.1)
Retirement of treasury stock                                    249.1      (249.1)                                               --
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000               79,539     $ 0.7   $    --    $1,369.1    $565.7       $  --         $(0.4)     $1,935.1
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:                                                                                                            --
   Net income                                                                         189.9                                   189.9
   Net unrealized gains on
     derivatives**                                                                                               52.4          52.4
   Loss on foreign currency
     translation                                                                                                 (0.7)         (0.7)
Comprehensive Income                                                                                                          241.6
Cash dividends:                                                                                                                  --
   Common stock                                                                        (0.3)                                   (0.3)
Common stock issued:                                                                                                             --
   Long-term incentive plan                             0.1                  (0.1)                                               --
   Reduction in issued shares             (79,536)     (0.8)                  0.8                                                --
Purchase of treasury stock                                                                                                       --
Retirement of treasury stock                                                  0.7                                               0.7
Recapitalization                                                                                                                 --
   Tax savings allocation                                                                                                        --
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                    3     $  --   $    --    $1,370.5    $755.3       $  --         $51.3      $2,177.1
------------------------------------------------------------------------------------------------------------------------------------




* Effective May 19, 1999, the authorized number of shares of common stock increased from 100 million to 200 million and the par value of common stock decreased from $10 to $.01 per share.

**    Net of taxes amounting to $36.4 million.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Columbia Energy Group (Columbia) and all subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior period financial statements to conform to the 2001 presentation.

B. CASH AND CASH EQUIVALENTS. Columbia considers all investments with original maturities of three months or less to be cash equivalents.

C. BASIS OF ACCOUNTING FOR RATE-REGULATED SUBSIDIARIES. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Columbia's rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. In the event that regulation significantly changes the opportunity for Columbia to recover its costs in the future, all or a portion of Columbia's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Columbia's existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If Columbia would not be able to continue to apply the provisions of SFAS No. 71, Columbia would have to apply the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." In management's opinion, Columbia's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Regulatory assets and liabilities were comprised of the following items:


At December 31, (in millions)                                                                 2001           2000
-------------------------------------------------------------------------------------------------------------------
ASSETS
   Environmental costs                                                                      $  69.2        $  82.8
   Postemployment and postretirement benefits costs                                           137.1          149.6
   Percent of income plan receivables                                                          24.5            6.4
   Retirement income plan costs                                                                14.3           21.1
   Regulatory effects of accounting for income taxes                                           80.2           77.0
   Post in-service carrying charges                                                            13.2           15.3
   Underrecovered gas costs                                                                    60.1          169.0
   Depreciation                                                                                64.5           39.9
   Other                                                                                       36.6           17.1
-------------------------------------------------------------------------------------------------------------------
TOTAL REGULATORY ASSETS                                                                     $ 499.7        $ 578.2
-------------------------------------------------------------------------------------------------------------------
LIABILITIES
   Rate refunds and reserves                                                                $   9.1        $   6.8
   Overrecovered gas costs                                                                     45.6             --
   Regulatory effects of accounting for income taxes                                           30.0           32.6
   Other                                                                                        8.5            8.4
-------------------------------------------------------------------------------------------------------------------
TOTAL REGULATORY LIABILITIES                                                                $  93.2        $  47.8
-------------------------------------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Regulatory assets of $135.5 million and $ 226.4 million and regulatory liabilities of $60.3 million and $15.4 million at December 31, 2001 and 2000, respectively, are included in current assets and current liabilities. Regulatory assets of approximately $238.5 million are not presently included in the rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through cost of service. The remaining recovery periods generally range from one to fifteen years. Regulatory assets of approximately $96.4 million require specific rate action.

The Public Utility Commission of Ohio (PUCO) authorized Columbia of Ohio to revise its depreciation accrual rates for the period January 1, 1999 through December 31, 2004. The revised depreciation rates are lower than those which would have been utilized if Columbia of Ohio were not subject to regulation. The amount of depreciation that would have been recorded for 2001 had Columbia of Ohio not been subject to rate regulation is $34.0 million, a $24.6 million increase over the $9.4 million reflected in rates. Including amounts for years prior to 2001, a regulatory asset has been established in the amount of $64.5 million at December 31, 2001.

D. UTILITY PLANT AND OTHER PROPERTY AND RELATED DEPRECIATION. Property, plant and equipment (principally utility plant) are stated at cost. The cost of gas utility and other plant of the rate-regulated subsidiaries includes an allowance for funds used during construction (AFUDC). Property, plant and equipment of other subsidiaries include interest during construction (IDC). The 2001 before-tax rates for AFUDC and IDC were 7.56% and 6.82%, respectively. The 2000 and 1999 before-tax rates for AFUDC were 6.84% and 5.91%, respectively, and for IDC were 6.82% and 6.94%, respectively.

Improvements and replacements of retirement units are capitalized at cost. When units of property are retired, the accumulated provision for depreciation is charged with the cost of the units and the cost of removal, net of salvage. Maintenance, repairs and minor replacements of property are charged to expense.

Columbia's subsidiaries provide for annual depreciation on a composite straight-line basis. The average annual depreciation rate for the distribution subsidiaries' property was 2.8% in 2001, 2000, and 1999. The average annual depreciation rate for the transmission subsidiaries' property was 2.4% in 2001, 2000 and 1999.

E. GAS AND OIL PRODUCING PROPERTIES. During the fourth quarter of 2001, Columbia changed its method of accounting for acquisition, exploration and development activities related to oil and gas reserves from the full cost method to the successful efforts method. Under the successful efforts method of accounting, except for property acquisition costs, only costs associated with specific discovered reserves are capitalized. Capitalized costs include mineral interests in properties, wells and related equipment and facilities, support equipment and uncompleted wells. Depletion expense is equal to annual production multiplied by the depletion rate per unit that is derived by spreading the total costs capitalized under successful efforts over the number of units expected to be extracted over the life of the reserves on a lease basis. The costs capitalized using the successful efforts method, net of accumulated depletion, are subject to impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), through 2001. Beginning January 1, 2002, the net capitalized costs will be subject to impairment testing under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which supercedes SFAS No. 121. Columbia, as well as the Securities Exchange Commission (SEC), believes that the successful efforts method is preferable when compared with the full cost method. The accounting change requires that the financial statements of all periods presented be restated to take into account the effect of the change. Compared to full cost, the change to successful efforts reduced operating income by $28.0 million, $36.0 million and $9.8 million for 2001, 2000 and 1999, respectively.

F. INTANGIBLE ASSETS. Intangible assets are recorded at cost (i.e. estimated fair value) and are amortized on a straight-line basis. Customer lists are being amortized over periods of 10 to 20 years. Intangible assets are immaterial to the consolidated financial statements.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

J. USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

K. GAS COST ADJUSTMENT CLAUSE. Columbia's gas distribution subsidiaries defer differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable tariff provisions.

L. GAS INVENTORY. The distribution subsidiaries' gas inventory is carried at cost on a last-in, first-out (LIFO) basis. The excess of replacement cost of gas inventory at December 31, 2001, over the carrying value is approximately $37.2 million. Liquidation of LIFO layers related to gas delivered by the distribution subsidiaries does not affect income since the effect is passed through to customers as part of purchased gas adjustment tariffs.

M. ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

Unrealized and realized gains and losses are recognized each period as components of accumulated other comprehensive income (OCI), regulatory assets and liabilities or earnings depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to OCI and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction does not occur, the gains or losses are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. For hedges of foreign currency the accounting treatment generally follows the treatment for cash flow hedges or fair value hedges depending on the nature of the foreign currency hedge. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when recovered in revenues.

In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recorded currently in earnings.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

N. INCOME TAXES AND INVESTMENT TAX CREDITS. Columbia and its subsidiaries record income taxes to recognize full interperiod tax allocations. Under the liability method of income tax accounting, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Previously recorded investment tax credits of the regulated subsidiaries were deferred and are being amortized over the life of the related properties to conform to regulatory policy.

Columbia joins in the filing of consolidated federal and state income tax returns with its parent company, NiSource Inc., and certain of NiSource's other affiliated companies. On January 14, 2002, NiSource Inc. and its subsidiaries filed an application with the Securities Exchange Commission to request approval for a proposed Tax Allocation Agreement. Under the proposed Tax Allocation Agreement, which would apply to 2001 and later tax years, the consolidated tax would be allocated among the members of the group in proportion to each member's relative contribution to the group's consolidated tax liability.

O. ENVIRONMENTAL EXPENDITURES. Columbia accrues for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated, regardless of when expenditures are made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and, when possible, site-specific costs. The liability is adjusted as further information is discovered or circumstances change. Rate-regulated subsidiaries applying SFAS No. 71 establish a regulatory asset on the balance sheet to the extent that future recovery of environmental remediation costs is probable through the regulatory process.

P. AFFILIATED COMPANY TRANSACTIONS. Columbia receives executive, financial, sales and marketing, and administrative and general services from an affiliate, NiSource Corporate Services Company (NSC), a wholly-owned subsidiary of NiSource. The costs of these services are charged to Columbia based on payroll costs and expenses incurred by NSC employees for the benefit of Columbia. These costs totaled $199.2 million for 2001 consisting primarily of employee compensation and benefits.

Columbia recorded gas sales, transportation and storage revenues from affiliates of $74.2 million and purchased natural gas from affiliated companies in the amount of $17.7 million during 2001.

Columbia had notes receivable from NSC totaling $26.2 million, of which $2.3 million is current at December 31, 2001. The interest is payable semi-annually and is based on rates ranging from 7.1% to 8.1%. The maturities range from November 2002 to November 2025.

2.    REGULATORY MATTERS

Columbia's Distribution Operations (Distribution) subsidiaries continue to develop customer choice opportunities through regulatory initiatives in all of its jurisdictions. While these programs are intended to provide all customer classes with the opportunity to obtain gas supplies from alternative marketers, Distribution expects to play a substantial role in supplying gas commodity services to its customers in the foreseeable future. As customers enroll in these programs and purchase their gas from other suppliers, the Distribution subsidiaries are left with pipeline capacity they have contracted for, but no longer need. The state commissions in jurisdictions served by Distribution are at various stages in addressing these issues and other transition considerations. Distribution is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered. Regulations will have to be implemented to provide for the recovery of transition capacity costs and other costs incurred by a utility serving as the supplier of last resort if the marketing company cannot supply the gas. Methodologies for mitigating or recovering transition costs include incentive sharing mechanisms, decontracting of pipeline capacity and mandatory assignment of pipeline capacity to alternative suppliers.

In December 1999, the Public Utilities Commission of Ohio (PUCO) approved a request from Columbia Gas of Ohio, Inc. (Columbia of Ohio) that extends Columbia of Ohio's Customer CHOICESM program through October 31, 2004, freezes base rates through October 31, 2004 and resolves the issue of transition costs from pipeline capacity. Under the agreement, Columbia of Ohio assumes total financial risk for mitigation of transition capacity costs at no additional cost to customers. Columbia of Ohio has the opportunity to utilize non-traditional revenue sources as a means of offsetting the costs.

On November 20, 2001, PUCO issued final rules to implement the provisions of choice legislation enacted by the Ohio General Assembly on March 27, 2001. The new rules establish the process for PUCO certification and regulation of competitive retail natural gas suppliers, establish minimum service standards for competitive natural gas suppliers, and specify the procedures for establishment of governmental aggregation programs, in which consumers have the right to "opt-out" of the program. The new rules are expected to become effective in mid-2002. A number of parties, including Columbia of Ohio, have requested rehearing on certain provisions of these rules. The PUCO has granted a rehearing.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As part of the Kentucky Public Service Commission order approving the acquisition of Columbia, Columbia of Kentucky is required to file a rate case that includes an estimate of net merger savings and a mechanism to reflect merger savings on customers' bills.

3.    NISOURCE ACQUISITION

On November 1, 2000, NiSource Inc. (NiSource) completed its acquisition of Columbia for an aggregate consideration of approximately $6 billion, primarily consisting of 72.4 million shares of common stock valued at $1,761 million, with the remaining approximately $3,888 million paid in cash and Stock Appreciation Income Linked Securities(SM), referred to as SAILS(SM), (units each consisting of zero coupon debt security coupled with a forward equity contract) valued at $114 million. NiSource also assumed approximately $2 billion in Columbia debt. As part of the Merger Agreement, the stock options under Columbia's Long-Term Incentive Plans were cancelled. The holders of the stock options received approximately $120.6 million from the cash-out of the stock options. The acquisition of Columbia by NiSource triggered change in control payments of approximately $44.5 million under certain employment agreements. The cost of the cash-out of the stock options and the change of control payments of approximately $155.9 million were charged to 2000. As provided for in the Merger Agreement, NiSource organized a new company that serves as the holding company for Columbia and its subsidiaries.

4.    RESTRUCTURING ACTIVITIES

During 2000, Columbia developed and began the implementation of a plan to restructure its operations as a result of the acquisition of Columbia by NiSource. The restructuring plan included a severance program, a transition plan to implement operational efficiency throughout Columbia's operations and a voluntary early retirement program. During 2001, the restructuring initiative was continued with the addition of a plan to restructure the operations within Distribution.

As a result of the restructuring plan initiated during 2001, approximately 200 positions will be eliminated. For all of the plans, a total of approximately 750 management, professional, administrative and technical positions will be eliminated. As of December 31, 2001, approximately 450 employees had been terminated.

During 2001, Columbia recorded a pre-tax charge amounting to $10.8 million comprised primarily of severance and related benefits costs for the plans to restructure the operations within Distribution. In October 2000, a pre-tax charge of $66.9 million was recorded for severance and related benefits costs. Adjustments to the October 2000 charge amounting to $6.8 million were recorded during 2001 to take into account a reduction in the estimated future payments under the plan. At December 31, 2001 and 2000, the consolidated balance sheets reflected liabilities of $31.4 million and $61.7 million related to the restructuring plans, respectively.

A portion of the liability related to the October 2000 charge was transferred to NiSource. This related to the merger of Columbia Energy Group Services, Inc. with NiSource Corporate Services, Inc. The reported liabilities and employee counts have been reduced to take into account the effect at the merger.

5.    DISCONTINUED OPERATIONS

On August 21 2001, Columbia sold the stock and assets of Columbia
Propane to AmeriGas Partners L.P. (AmeriGas) for approximately $196.0 million, consisting of $152.0 million in cash and $44.0 million of AmeriGas partnership common units. The loss on the sale of Columbia Propane amounted to an after-tax loss of $50.6 million. Columbia has also sold substantially all the assets of Columbia Petroleum Corporation. At December 31, 2000, Columbia Propane and Columbia Petroleum were reported as net assets of discontinued operations on the consolidated balance sheet. Remaining assets are reported as net assets of discontinued operations on the December 31, 2001 consolidated balance sheet.

In the third quarter 2000, Columbia sold Columbia Energy Services' Retail Mass Marketing business to The New Power Company. The proceeds from the sale were $44.2 million. Columbia Energy Services ceased operations of its Major Accounts business during the third quarter of 2000. Columbia Energy Services' Wholesale and Trading operations, Major Accounts and Retail Mass Markets businesses are reported as discontinued operations and, as of December 31, 2000, essentially ceased all operations.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The loss from discontinued operations and the estimated loss on disposal information are provided in the following table:


($ in millions)                                    2001          2000       1999
----------------------------------------------------------------------------------
Loss from discontinued operations                    --          (2.1)     (176.0)
Income tax benefit                                   --          (0.5)      (63.1)
----------------------------------------------------------------------------------
NET LOSS FROM DISCONTINUED OPERATIONS                --          (1.6)     (112.9)

Estimated loss on disposal                        (95.6)       (226.6)      (39.5)
Income tax benefits                               (45.0)        (67.3)      (13.7)
----------------------------------------------------------------------------------
NET LOSS ON DISPOSAL                              (50.6)       (159.3)      (25.8)
----------------------------------------------------------------------------------

The net assets of the discontinued operations were as follows:


($ in millions)                                    2001         2000       1999
----------------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS
   Accounts receivable, net                     $    --     $    91.3   $   416.7
   Property, plant and equipment, net                --         212.2       212.0
   Other assets                                    30.0          70.2       239.6
   Accounts payable                                  --         (68.3)     (388.4)
   Other liabilities                                 --         (69.1)      (69.9)
----------------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS           $  30.0     $   236.3   $   410.0
----------------------------------------------------------------------------------

6.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A. SFAS NOS. 141 AND 142 - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The key requirements of the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing for goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually.

The Business Combinations Statement is generally effective for combinations initiated after June 30, 2001. The Statement on Goodwill and Other Intangible Assets is effective for fiscal years beginning after December 15, 2001; however, for business combinations consummated after June 30, 2001 the requirements to discontinue goodwill amortization are effective upon issuance of the Statements. The first part of the annual impairment test is to be performed within six months of adopting the Statement on Goodwill and Other Intangible Assets.

Northern Indiana adopted the provisions of the Business Combinations Statement on July 1, 2001, and adopted the Goodwill and Other Intangible Assets Statement on January 1, 2002. The statements do not have a material impact on its results of operations.

B. SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The Statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Northern Indiana is currently evaluating the impact that the Statement will have on its financial position and results of operations.

C. SFAS NO. 144 - ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The Statement replaces SFAS No. 121, although it retains the two-step impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APBO No. 30), are superceded by SFAS No. 144, except that the Statement preserves the requirement of APBO No. 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The Statement is effective for fiscal years beginning after December 15, 2001. Northern Indiana adopted SFAS No. 144 on January 1, 2002. Northern Indiana does not expect the adoption of the Statement to have a material impact on its financial position and results of operations.


7.   RISK MANAGEMENT ACTIVITIES

Columbia is exposed to market risk due to fluctuations in commodity prices, primarily at its exploration and production subsidiary. In order to help minimize this risk, Columbia has adopted a policy that provides for commodity hedging activities to help ensure stable cash flow, favorable prices and margins. Financial instruments authorized for use by Columbia for hedging include futures, swaps and options. Columbia is also exposed to interest rate risk and has entered into interest rate swaps to hedge a portion of the interest rate risk associated with its long-term debt.

ACCOUNTING CHANGE - SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." Effective January 1, 2001, Columbia adopted the Financial Accounting Standards Board's (SFAS) No. 133 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4.0 million and an after-tax reduction to OCI of approximately $33.6 million. The adoption also resulted in the recognition of $160.2 million of assets and $193.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of the carrying value of certain long-term debt by $3.8 million. During 2001, approximately $6.4 million of the net losses previously included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. Further detail of the assets and liabilities recorded on the consolidated financial statements for the adoption of SFAS No. 133 is as follows:

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(in millions)                                    ASSETS            LIABILITIES
------------------------------------------------------------------------------
Price Risk Management                           $ 153.6               $ 209.8
Deferred Taxes                                       --                 (16.0)
Regulatory                                          6.6                    --
Debt                                                 --                  (3.8)
------------------------------------------------------------------------------
TOTAL                                           $ 160.2               $ 190.0
------------------------------------------------------------------------------

As stated above, the initial recording of the cumulative effect of this accounting change included unrealized holding losses in OCI of $33.6 million. However, the activity for 2001 resulted in unrealized gains on qualifying derivatives of $52.4 million. The activity for 2001 included:


(in millions)                                                                                 2001
----------------------------------------------------------------------------------------------------
Unrealized gains (losses) on derivatives qualifying as cash flow hedges:

   Unrealized hedging losses arising as a result of the cumulative effect of a
     change in accounting principle, recognized at January 1, 2001, net of tax              $ (33.6)

   Unrealized hedging gains arising during the period on derivatives qualifying as
     cash flow hedges, net of tax                                                              87.8

   Reclassification adjustment for net (gain) included in net income, net of tax
     (including losses of $6.4 million related to the cumulative effect a of
     change in accounting principle)                                                           (1.8)
----------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow hedges, net of tax               $ 52.4
----------------------------------------------------------------------------------------------------

Columbia's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the energy business, Columbia's risk management policies and procedures continue to evolve and are subject to ongoing review and modification.

Following is additional information regarding the impact of SFAS No. 133 by segment.

GAS DISTRIBUTION. For regulatory incentive purposes, the Columbia gas distribution subsidiaries (Columbia LDCs) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings.

EXPLORATION AND PRODUCTION. In conjunction with certain fixed price gas delivery commitments, Columbia Resources has purchased financial basis swaps to transfer basis risk from the counterparty back to Columbia Resources. Because these transactions by definition are derivatives and do not qualify for hedge accounting, the changes in the fair value of these swaps directly impact earnings. Additionally, Columbia Resources has engaged in commodity and basis swaps to hedge the anticipated future sale of natural gas. These contracts are derivatives and are designated as cash flow hedges of anticipated future sales. The fair value of the effective portions of these derivatives are recorded in OCI until the related sale. Any ineffectiveness is charged to earnings. Columbia Resources has a net gain of approximately $0.7 million recognized in earnings due to time value in the reporting period and has not excluded components of the derivatives' values in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of derivatives contracts will result in income recognition for

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amounts currently classified in OCI of approximately $17.6 million, net of tax, which will be included in net income. Columbia Resources has forward derivative contracts designated as cash flow hedges through December 2002. During 2001, Columbia Resources reclassified $2.4 million of certain cash flow hedges into earnings due to the probability that the forecasted transaction would not occur.

OTHER. Columbia Energy Services, Inc. (Columbia Energy Services) has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into pay fixed/receive floating swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases. Changes in the effective portions of the swaps' fair values are included in OCI until the sales are completed. Any ineffectiveness is included in earnings. Columbia Energy Services has no net gain or loss recognized in earnings due to ineffectiveness. It is anticipated that during the next 12 months, expiration of forward swap contracts will result in income recognition of amounts currently classified in OCI of approximately $1.5 million, net of tax. Columbia Energy Services has forward swap contracts designated as cash flow hedges through December 2008. At this time, Columbia Energy Services expects to continue its cash flow hedges due to the probability that the forecasted transactions will occur.

Interest Rate Swaps

Columbia has entered into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. At December 31, 2001, Columbia had four interest rate swap agreements outstanding effective through November 28, 2002, on $200.0 million notional amount of its 6.61% Series B Debentures due November 28, 2002. In addition, Columbia has two other outstanding interest rate swap agreements, including a $100.0 million notional value swap effective through November 28, 2005 on its 6.80% Series C Debentures due November 28, 2005 and a $281.5 million notional value swap effective through November 28, 2007 on its 7.05% Series D Debentures due November 28, 2007. The Series D swap can be terminated at the option of the counter party at any time between the optional termination date of November 28, 2005 and the stated termination date of November 28, 2007. Under the terms of all the swap agreements, Columbia pays interest based on a floating rate index and receives interest based on a fixed rate. The effect of these agreements is to modify the interest rate characteristics of a portion of Columbia's long-term debt from fixed to variable. As a result of these transactions, $581.5 million of Columbia's long-term debt is now subject to fluctuations in interest rates. These interest rate swaps are designated as fair value hedges. The effectiveness of the interest rate swaps in offsetting the exposure to changes in the debt's fair value is measured using the short-cut method. Columbia had no net gain or loss recognized in earnings due to ineffectiveness during 2001.

8.    INCOME TAXES

The components of income tax expense are as follows:

Year Ended December 31, (in millions)                                              2001            2000            1999
-------------------------------------------------------------------------------------------------------------------------
INCOME TAXES
Current
   Federal                                                                       $ 178.6         $  63.4         $ 125.7
   State                                                                            25.2             7.4             4.8
-------------------------------------------------------------------------------------------------------------------------
Total Current                                                                      203.8            70.8           130.5
-------------------------------------------------------------------------------------------------------------------------
Deferred
   Federal                                                                         (54.2)           87.9            67.5
   State                                                                             4.5            19.0           (22.3)
-------------------------------------------------------------------------------------------------------------------------
Total Deferred                                                                     (49.7)          106.9            45.2
-------------------------------------------------------------------------------------------------------------------------
Deferred Investment Credits                                                         (1.4)           (1.4)           (1.5)
-------------------------------------------------------------------------------------------------------------------------
Income Taxes Included in Continuing Operations                                     152.7           176.3           174.2
-------------------------------------------------------------------------------------------------------------------------
Income Taxes Related to Discontinued Operations                                    (45.0)          (67.7)          (76.8)
-------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME TAXES                                                               $ 107.7         $ 108.6         $  97.4
-------------------------------------------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total income taxes from continuing operations are different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference are as follows:

Year Ended December 31, (in millions)                                 2001                  2000                 1999
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes from continuing operations         $ 389.2               $ 449.0               $ 556.1
Tax expense at statutory federal income tax rate                136.2      35.0%      157.2      35.0%      194.6      35.0%
Increases (reductions) in taxes resulting from:
   State income taxes, net of federal income tax benefit         19.3       4.9        17.2       3.8       (11.4)     (2.1)
   Estimated non-deductible expenses                              1.4       0.4        17.5       3.9         1.4       0.2
   Effect of change in deferred taxes previously provided          --        --        (3.3)     (0.7)       (3.5)     (0.6)
   Other                                                         (4.2)     (1.1)      (12.3)     (2.7)       (6.9)     (1.2)
------------------------------------------------------------------------------------------------------------------------------
Income Taxes from Continuing Operations                       $ 152.7      39.2%    $ 176.3      39.3%    $ 174.2      31.3%
------------------------------------------------------------------------------------------------------------------------------

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of Columbia's net deferred tax liability are as follows:

At December 31, (in millions)                                                                2001            2000
-------------------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
   Property basis differences                                                              $ 749.4         $ 701.4
   Gas purchase costs                                                                         33.9            80.1
   Investment in Partnerships                                                                  2.7             2.9
   Other                                                                                      42.3            33.5
-------------------------------------------------------------------------------------------------------------------
Gross Deferred Tax Liabilities                                                               828.3           817.9
-------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
   Estimated rate refunds                                                                     (4.3)           (5.9)
   Inventory                                                                                 (18.2)          (15.9)
   Benefit plan accruals                                                                      (3.8)           (7.2)
   Contingent liabilities                                                                    (52.1)           (7.1)
   State tax loss carryforwards                                                              (19.0)          (33.6)
   Deferred revenue                                                                             --            (6.0)
   Other                                                                                     (57.2)          (32.9)
-------------------------------------------------------------------------------------------------------------------
Gross Deferred Tax Assets                                                                   (154.6)         (108.6)
-------------------------------------------------------------------------------------------------------------------
Deferred Tax Asset Valuation Allowance*                                                         --             7.7
-------------------------------------------------------------------------------------------------------------------
Total Net Deferred Tax Liability                                                             673.7           717.0
-------------------------------------------------------------------------------------------------------------------
Deferred income taxes related to current assets and liabilities                               85.7           (17.7)
-------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES - NONCURRENT                                                         $ 759.4         $ 699.3
-------------------------------------------------------------------------------------------------------------------

* As reflected by the valuation allowance in the table above, Columbia had potential tax benefits of $7.7 million at December 31, 2000, which were not recognized in the statements of consolidated income when generated. These benefits resulted primarily from state income tax operating loss carryforwards, which were available to reduce future tax liabilities. This valuation allowance is zero at December 31, 2001. The net decrease of $7.7 million in the valuation allowance reflects the write-off of deferred tax assets related to net operating loss carryforwards in states where certain Columbia subsidiaries no longer have operations.

The tax loss carryforward benefits of $19 million shown in the table above expire after 2006.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In 2001, Columbia recorded a reduction in its pension benefit obligation amounting to $23.9 million due to the finalization of the number of employees who elected to convert to an account balance plan from the previous final pay benefit structure. Columbia recorded curtailment gains to net periodic benefits cost in 2001 amounting to $3.3 million and $8.9 million for pensions and other benefits, respectively, related to the reduction in future benefit accruals associated with employees of Columbia Propane. Also, in 2001 a settlement gain of $8.4 million was recorded related to terminated employees who elected to receive lump-sum payments from the pension plan.

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

On October 13, 2000, the Columbia Retirement Board determined that, under the terms of the Retirement Plan of Columbia Energy Group Companies (The Plan), a partial plan termination had occurred. As a result, participants in the Plan will be granted additional vesting service if they have terminated their employment with Columbia Energy Group or any of its subsidiaries between January 1, 1999 and June 30, 2001. Employees who have terminated employment during this time period with less than 5 years of plan participation will be 100% vested in the Plan as of their date of termination. As a result, Columbia recorded additional expense of approximately $3.1 million in October 2000.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide a reconciliation of the plans' funded status and amounts reflected in Columbia's consolidated balance sheets at December 31:

                                                                PENSION BENEFITS                    OTHER BENEFITS
                                                           --------------------------          -------------------------
(in millions)                                                  2001              2000              2001            2000
========================================================================================================================
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of year                 $  776.6          $  883.8          $  260.0        $  182.2
   Service cost                                                27.6              29.5               9.1            11.1
   Interest cost                                               61.8              65.0              21.2            16.6
   Plan participants' contributions                              --                --              12.1             2.6
   Plan amendments                                            (23.9)               --                --              --
   Actuarial (gain) loss                                      (50.1)             13.3                --           (10.5)
   Additional liability for disabled participants                --                --              (8.2)             --
   Partial plan termination                                      --               3.1                --              --
   Curtailments                                                (5.0)             47.7             (11.2)           35.4
   Settlement payments                                        (76.2)           (269.2)               --              --
   Settlement (gain) or loss                                   15.8                --                --              --
   Special termination benefits                                  --              59.3                --            31.9
   Benefits paid                                              (46.1)            (55.9)            (11.6)           (9.3)
------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                             680.5             776.6             271.4           260.0
------------------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning of year           1,012.1           1,201.1             140.3           115.8
   Actual return on plan assets                               (90.8)            135.7             (29.1)           13.6
   Columbia contributions                                       1.8               0.4              24.8            17.5
   Plan participants' contributions                              --                --                --             2.6
   Settlements                                                (76.2)           (269.2)               --              --
   Benefits paid                                              (46.1)            (55.9)            (11.6)           (9.2)
------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                      800.8           1,012.1             124.4           140.3
------------------------------------------------------------------------------------------------------------------------

   Funded status of plan at end of year                       120.3             235.5            (147.0)         (119.7)
   Unrecognized actuarial net gain                            (94.4)           (266.8)             (2.9)          (32.3)
   Unrecognized prior service cost                              5.8              41.3              13.8             2.4
   Unrecognized transition obligation                           0.9               2.3                --              --
   Fourth quarter contributions                                  --               0.4               5.9             7.0
------------------------------------------------------------------------------------------------------------------------
PREPAID (ACCRUED) BENEFIT COST                             $   32.6          $   12.7          $ (130.2)       $ (142.6)
------------------------------------------------------------------------------------------------------------------------

                                                                  PENSION BENEFITS                   OTHER BENEFITS
                                                               ----------------------              ---------------------
(in millions)                                                  2001              2000              2001            2000
========================================================================================================================
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
   SEPTEMBER 30,
   Discount rate assumption                                    7.50%             8.00%             7.50%           8.00%
   Compensation growth rate assumption                         4.50%             4.50%             4.50%           4.50%
   Medical cost trend assumption                                 --                --              6.00%           5.50%
   Assets earnings rate assumption*                            9.00%             9.00%             9.00%           9.00%
------------------------------------------------------------------------------------------------------------------------

* One of the several established medical trusts and the trust established for life insurance are subject to taxation which results in an after-tax asset earnings rate that is less than 9.00%

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides the components of the plans expense for each of the three years:

                                                                   PENSION BENEFITS                     OTHER BENEFITS
                                                           -------------------------------     --------------------------------
(in millions)                                                 2001        2000        1999        2001        2000        1999
===============================================================================================================================
NET PERIODIC COST
   Service cost                                            $  27.6     $  29.5     $  30.6     $   9.1     $  11.1     $  12.6
   Interest cost                                              61.8        65.0        62.9        21.2        16.6        14.0
   Expected return on assets                                 (88.3)      (98.0)      (94.1)       (9.2)       (7.7)       (9.4)
   Amortization of transition obligation                       1.2         1.2         1.2          --          --          --
   Recognized gain                                           (12.6)      (18.3)      (10.2)       (1.1)       (1.7)       (2.1)
   Prior service cost amortization                             3.9         3.9         3.7         0.2         0.2        (0.4)
   Special charge for partial plan termination                  --         3.1          --          --          --          --
   Special termination benefit charge                           --        59.3          --          --        31.9          --
   Curtailment credit                                         (3.3)         --          --        (8.9)         --          --
   Settlement gain                                            (8.4)      (95.0)         --          --          --        (6.1)
-------------------------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFITS COST (BENEFIT)                       $ (18.1)    $ (49.3)    $  (5.9)    $  11.3     $  50.4     $   8.6
-------------------------------------------------------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                                          1% point    1% point
(in millions)                                                                                             increase    decrease
===============================================================================================================================
Effect on service and interest components of net periodic cost                                             $   4.4     $  (3.6)
Effect on accumulated postretirement benefit obligation                                                    $  24.6     $ (21.0)
-------------------------------------------------------------------------------------------------------------------------------

During 1999, Columbia and the trusts established by Columbia purchased insurance policies that provide both medical and life insurance with respect to liabilities to a selected class of current retirees. As a result, pre-tax gains in the amount of $6.1 million were recorded in 1999. Such gain is reflected in the consolidated financial statements as a $5.7 million reduction to benefits expense, and a $0.4 million liability of certain rate-regulated companies.

10.    COMMON STOCK EQUITY

TREASURY STOCK. In March 2000, Columbia announced that it had restarted its open market share repurchase program that was authorized by Columbia's Board. Under the recommenced program, Columbia was allowed to repurchase up to $300 million of its common shares through July 14, 2000. The repurchase program authorized Columbia to make purchases in the open market or otherwise. The timing and terms of purchases, and the number of shares actually purchases, were determined by management based on several factors including market conditions. Purchased shares were held in treasury at cost and were available for general corporate purposes, resale or retirement. During 2000, Columbia purchased 1,889,800 common shares at a cost of $114.1 million under the recommenced program. As of July 14, 2000, Columbia had purchased 4,368,300 common shares at a cost of $249.1 million. In November 2000, as part of the merger of Columbia with NiSource, the Treasury Stock was retired.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.   LONG-TERM DEBT

The long-term debt (exclusive of current maturities) of Columbia and its subsidiaries is as follows:

At December 31, (in millions)                                                              2001            2000
================================================================================================================
COLUMBIA ENERGY GROUP DEBENTURES
    6.61% Series B due November 28, 2002                                              $      --       $   281.5
    6.80% Series C due November 28, 2005                                                  281.5           281.5
    7.05% Series D due November 28, 2007                                                  281.5           281.5
    7.32% Series E due November 28, 2010                                                  281.5           281.5
    7.42% Series F due November 28, 2015                                                  281.5           281.5
    7.62% Series G due November 28, 2025                                                  229.2           229.2
----------------------------------------------------------------------------------------------------------------
Total Debentures                                                                        1,355.2         1,636.7

Subsidiary Debt:
    Capitalized lease obligations                                                           2.2             2.4
Fair Value of Interest Rate Swaps                                                          (0.5)             --
----------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                                                  $ 1,356.9       $ 1,639.1
----------------------------------------------------------------------------------------------------------------

Columbia has entered into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. At December 31, 2001, Columbia had four interest rate swap agreements outstanding effective through November 28, 2002, on $200.0 million notional amount of its 6.61% Series B Debentures due November 28, 2002. In addition, Columbia has two other outstanding interest rate swap agreements, including a $100.0 million notional value swap effective through November 28, 2005 on its 6.80% Series C Debentures due November 28, 2005 and a $281.5 million notional value swap effective through November 28, 2007 on its 7.05% Series D Debentures due November 28, 2007. The Series D swap can be terminated at the option of the counter party at any time between the optional termination date of November 28, 2005 and the stated termination date of November 28, 2007. Under the terms of all the swap agreements, Columbia pays interest based on a floating rate index and receives interest based on a fixed rate. The effect of these agreements is to modify the interest rate characteristics of a portion of Columbia's long-term debt from fixed to variable.

The aggregate maturities of long-term debt and capitalized lease obligations during the next five years are as follows:

($ in millions)
================================================================================================================
2002                                                                                                      281.7
2003                                                                                                        0.2
2004                                                                                                        0.3
2005                                                                                                      281.9
2006                                                                                                        0.4
After                                                                                                   1,074.6
----------------------------------------------------------------------------------------------------------------

12.   SHORT-TERM DEBT AND CREDIT FACILITIES

At the beginning of 2001, Columbia had two unsecured bank revolving credit facilities available that totaled $900 million (Credit Facilities). The Credit Facilities consisted of a 364-day facility totaling $850 million and a two-year facility totaling $50 million. The Credit Facilities were terminated during 2001 and replaced with NiSource revolving credit facilities. No borrowings were outstanding under the Credit Facilities at December 31, 2000.

At December 31, 2001, Columbia had $47.7 million of letters of credit outstanding. Of the letters of credit outstanding, $17.0 million was issued under the NiSource revolving credit facilities. Fees on the letters of credit issued ranged from 0.8% to 1.0%.

At December 31, 2001, approximately $19.9 million of investments were pledged as collateral on outstanding letters of credit related to Columbia's wholly owned insurance company.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

INVESTMENTS. Where feasible, the fair value of investments is estimated based on market prices for those or similar investments.

LONG-TERM DEBT. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

The carrying values and estimated fair values of financial instruments were as follows:

                                                CARRYING      ESTIMATED     Carrying      Estimated
                                                  AMOUNT     FAIR VALUE       Amount     Fair Value
At December 31, ($ in millions)                     2001           2001         2000           2000
====================================================================================================
Long-term investments                                5.4            5.2         17.5           17.2
Long-term debt (including current portion)       1,638.6        1,676.6      1,647.4        1,586.7
----------------------------------------------------------------------------------------------------

A portion of the long-term debt relates to utility operations. The utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

In October 1999, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade accounts receivable to Columbia Accounts Receivable Corporation (CARC), a wholly owned subsidiary of Columbia. At the same time, CARC entered into an agreement, with a third party, Canadian Imperial Bank of Commerce (CIBC), to sell a percentage ownership interest in a defined pool of accounts receivable (Sales Program). Under this Sales Program, CARC can transfer an undivided interest in a designated pool of its accounts receivable on an ongoing basis up to a maximum of either $125.0 million or $100.0 million, as determined by the seasonal fluctuation in Columbia of Ohio's account receivable balances and the mutual consent of both parties. The amount available at any measurement date varies based upon the level of eligible receivables. Under these agreements, CARC may not sell any new affiliate receivables to the conduit if Columbia's debt rating falls below BBB or Baa2 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below investment grade, the agreements terminate and CARC may not sell any new affiliate receivables to the conduit. Under this agreement, approximately $82.8 million of receivables were sold as of December 31, 2001.

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

B. CAPITAL EXPENDITURES. Capital expenditures for 2002 are currently estimated at $325.7 million. Of this amount, $130.8 million is for transmission and storage operations, $103.9 million for distribution operations and $91.0 is million for exploration and production operations.

C. OTHER LEGAL PROCEEDINGS. In the normal course of its business, Columbia and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims would not have a material adverse impact on Columbia's consolidated financial position or results of operations.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D. ASSETS UNDER LIEN. Substantially all of Columbia Transmission's properties have been pledged to Columbia as security for debt owed by Columbia Transmission to Columbia.

E. GUARANTEES AND INDEMNITIES. At December 31, 2001, Columbia had $1,727.8 million in guarantees outstanding, the majority of which expire in 2006 and beyond. These guarantees were primarily related to forward sales agreements. In connection with the purchase of National Propane Partners, L.P. (National Propane) interests, Columbia has provided an indemnity to reimburse the former Managing General Partner for income taxes that would be due if certain actions by Columbia result in the recognition of certain types of income or gain by the former Managing General Partner.

F. INTERNAL REVENUE SERVICE (IRS) AUDIT. On June 19, 2001, Columbia received a refund of $24.7 million in final settlement of tax issues related to its 1995 federal income tax return. The 1995 tax year is now closed. The field audit of tax years 1996 and 1997 was completed on January 28, 2002 with the issuance of the Revenue Agent's Report on that date. A payment of $826,000 was made to the United States Treasury on December 11, 2001 in settlement of tax and interest related to the agreed issues for those years. Settlement of the unagreed issues in that report will be pursued through administrative and judicial channels. The field audit of Columbia's 1998 through 2000 tax years commenced on February 19, 2002. Management believes adequate reserves have been established for issues related to these returns.

G.    ENVIRONMENTAL MATTERS.

GENERAL. Columbia's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations, which are constantly changing, require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices that have subsequently become subject to environmental regulation. Columbia's subsidiaries have implemented programs to continually review compliance with existing environmental standards and have reviewed past operational activities and conducted remediation programs where necessary.

DISTRIBUTION OPERATIONS. Several Columbia Distribution subsidiaries are a "potentially responsible party" (PRP) at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including at former manufactured gas plant (MGP) sites which such subsidiaries, or their corporate predecessors, own or owned and operated. Distribution subsidiaries may be required to share in the cost of clean-up of such sites. In addition, some Distribution subsidiaries have corrective action liability under the Resource Conservation and Recovery Act (RCRA) for closure and clean-up costs associated with underground storage tanks, and under the Toxic Substances Control Act
(TSCA) for cleanup of polychlorinated biphenyls (PCBs) released at various facilities.

Distribution is party to or otherwise involved in the clean-up of one waste disposal site under Superfund. The potential liability at this site is de minimis.

A program has been instituted to identify and investigate former MGP sites where Distribution subsidiaries or predecessors are the current or former owner. The investigation has identified 39 such sites. Initial investigation has been conducted at 7 sites. Investigation activities have been completed or are in progress at 5 sites. Remedial measures have been implemented or completed at 3 sites. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5).

As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. Distribution is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that as characterization is completed and additional remediation work is performed and more facts become available, Distribution will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with Securities and Exchange Commission's Staff Accounting Bulletin No. 92, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2001, a reserve of approximately $49.7 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other PRPs and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, Distribution believes that any environmental response actions required, after consideration of insurance coverage, contributions from other PRPs and rate recovery, will not have a material effect on its financial position.

Until the 1960s, gas regulators containing small quantities of mercury were installed in homes on some natural gas systems. The purpose of these regulators was to reduce the pressure of the natural gas flowing from the service line for use inside of the home. In 2000, several unaffiliated gas distribution companies were involved in highly publicized testing and clean-up programs resulting from mercury spills associated with the removal of gas regulators containing mercury. Some Distribution subsidiaries historically utilized gas regulators that contained small quantities of mercury. All Distribution subsidiaries have implemented programs to investigate, maintain and/or remove and replace gas regulators containing mercury, including procedures ensuring that any accidental mercury spills are detected and properly cleaned up. To date no significant problems associated with past or current use or removal of mercury regulators have been identified. As a result, Distribution believes it is unlikely that any financial exposure from this matter would have a material effect on its financial position or results of operations of its Distribution subsidiaries.

TRANSMISSION AND STORAGE OPERATIONS. Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 240 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As of December 31, 2001, field characterization has been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites, storage well locations and at a number of the 240 facilities.

Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5). As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. Columbia Transmission is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that as characterization reports and remediation plans are completed and approved by the EPA and additional remediation work is performed, Columbia Transmission should be able to develop a probable and reasonable estimate for the entire program or a major portion thereof, consistent with Securities and Exchange Commission's Staff Accounting Bulletin No. 92, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1.

Columbia Transmission and Columbia Gulf are PRPs at several waste disposal sites. The potential liability is believed to be de minimis, however, the final allocation of clean-up costs has yet to be determined. As site investigations and clean-ups proceed, waste disposal site liability is reviewed periodically and adjusted as additional information becomes available.

At the end of 2001, the remaining environmental liability recorded on the balance sheet for the gas transmission and storage operations was $90.5 million. Columbia Transmission's environmental cash expenditures are expected to be approximately $12.5 million in 2002. These expenditures will be charged against the previously recorded liability. A regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on NiSource's operations, liquidity or financial position, based on known facts, existing laws, regulations, Columbia Transmission's cost recovery settlement with customers and the time period over which expenditures will be made.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TRANSCOM. In spring 2000, one of Columbia's subsidiaries, Transcom received directives from the Philadelphia District of the U.S. Army Corps of Engineers (Philadelphia District) and an administrative order from Pennsylvania Department of Environmental Protection (PA DEP) addressing alleged violations of federal and state laws resulting from construction activities associated with Transcom's laying fiber optic cable along portions of a route between Washington, D.C. and New York City. The order and directives required Transcom to largely cease construction activities. On September 18, 2000, Transcom entered into a voluntary settlement agreement with the Philadelphia District under which Transcom contributed $1.2 million to the Pennsylvania chapter of the Nature Conservancy and the Philadelphia District lifted its directives. As a result of the voluntary agreement with the Philadelphia District and communications with the PA DEP, the Maryland Department of the Environment and the Baltimore District of the US Army Corps of Engineers, work in Pennsylvania and Maryland was allowed to be continued and has been completed. On October 25, 2001, Transcom entered into a Consent Order and Agreement with PA DEP in settlement of its enforcement action under which Transcom paid $80,633 in penalties and $223,567 to fund six community environmental projects.

DISCONTINUED OPERATIONS. Columbia affiliates have retained environmental cleanup liability associated with some its former companies including Columbia Propane, Columbia Petroleum, and some local gas distribution companies. The primary environmental liability associated with former propane operations pertains to a former MGP site in Wisconsin for which accruals have been made. In addition, three other MGP sites are being evaluated for potential liability, one of which is owned by a Columbia affiliate. Environmental liability associated with former petroleum operations includes relatively minor cleanups of product spills at third party properties and liability for pre-existing environmental conditions at former petroleum terminals pursuant to sale agreements. A Columbia affiliate may retain liability for two former MGP sites associated with a previously divested local gas distribution company for which accruals have been made.

The ultimate liability in connection with these sites will depend upon many factors including the extent of environmental response actions required, other PRPs and their financial viability, and indemnification from previous facility owners. Only those corrective action costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5) and consistent with American Institute of Certified Public Accountants Statement of Position 96-1. As costs become probable and reasonably estimable, the associated reserves will be accrued as appropriate. As of December 31, 2001, a reserve of approximately $6.5 million has been recorded to cover probable environmental response actions associated with former Columbia companies. Columbia believes that any environmental response actions required at former operations for which it is ultimately liable, after consideration of insurance coverage and contributions from other PRPs, will not have a material adverse effect on its consolidated financial results.

ENVIRONMENTAL RESERVES. The eventual total cost of full future environmental compliance for Columbia is difficult to estimate due to, among other things: (1) the possibility of as yet unknown contamination, (2) the possible effect of future legislation and new environmental agency rules, (3) the possibility of future litigation, (4) the possibility of future designations as a potential responsible party by the EPA and the difficulty of determining liability, if any, in proportion to other responsible parties, (5) possible insurance and rate recoveries, and (6) the effect of possible technological changes relating to future remediation. However, reserves have been established based on information currently available, which resulted in a total recorded net liability of approximately $146.7 million for Columbia at December 31, 2001. As new issues are identified, additional liabilities will be recorded.

It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects most environmental assessment and remediation costs to be recoverable through rates.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H. OPERATING LEASES. Payments made in connection with operating leases are primarily charged to operation and maintenance expense as incurred. Such amounts were $32.6 million in 2001, $71.6 million in 2000 and $61.5 million in 1999.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are:

($ in millions)
================================================================================
2002                                                                      20.4
2003                                                                      20.5
2004                                                                      20.2
2005                                                                      19.8
2006                                                                      18.8
After                                                                     65.3
--------------------------------------------------------------------------------

I. PURCHASE COMMITMENTS. Columbia has service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2002 to 2014, provide for Columbia to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 2001, were:

($ in millions)
================================================================================
2002                                                                      49.0
2003                                                                      37.1
2004                                                                      32.5
2005                                                                      27.4
2006                                                                      21.4
After                                                                    132.1
--------------------------------------------------------------------------------

Costs incurred under these contracts are generally recovered under Columbia's regulatory cost recovery mechanisms (See Note 2).

15.   TELECOMMUNICATION NETWORK (TRANSCOM)

In September and October 2000, management held discussions with investment banking firms seeking strategic options for the Transcom assets. Although significant uncertainties existed surrounding the estimated costs to complete the fiber optic network, time to market in a competitive environment, and delays due to construction deficiencies and environmental issues, management decided to complete the Transcom network and sell the completed network.

The Company received subsequent information pertaining to the estimated construction costs and delays. Consequently, management concluded that the carrying value of the telecommunication assets exceeded the realizable value by approximately $89.2 million. During 2001, Columbia recorded a charge for such excess carrying amount.

In August 2001, Transcom invited potential buyers to submit bids for the assets. Based on these bids, present market conditions preclude Transcom from realizing the carrying value of the assets by selling at the present time. Therefore management has decided to operate the network, while continuing to evaluate market conditions for possible sale. At December 31, 2001, the anticipated cash flow from Transcom's business plan indicates that the asset's current carrying value is realizable. However, economic and other events may adversely affect Transcom's ability to achieve such plan.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.   INTEREST INCOME AND OTHER, NET

Year Ended December 31, (in millions)                    2001           2000          1999
===========================================================================================
Interest income                                       $  16.5        $  22.8       $  20.0
Gain on sale of assets                                    4.8          221.0            --
Miscellaneous                                            (7.0)          (7.5)         14.9
-------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME AND OTHER, NET                  $  14.3        $ 236.3       $  34.9
-------------------------------------------------------------------------------------------

17.   INTEREST EXPENSE AND RELATED CHARGES

Year Ended December 31, (in millions)                    2001           2000          1999
===========================================================================================
Interest on debentures                                $ 117.0        $ 134.6       $ 138.0
Interest on short-term debt                              15.3           26.3          18.2
Discount on prepayment transactions                      27.1           22.6           2.3
Interest on rate refunds                                 (0.6)           0.6           3.1
Interest on prior years' taxes                           14.3          (11.5)          6.2
Allowance for borrowed funds used
   and interest during construction                      (3.0)          (3.0)         (3.6)
-------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE AND RELATED CHARGES            $ 170.1        $ 169.6       $ 164.2
-------------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.   SEGMENTS OF BUSINESS

Columbia is a registered holding company under the Public Utility Holding Company Act of 1935, as amended, and derives substantially all of its revenues and earnings from the operating results of its 19 direct subsidiaries. During 2000, Columbia revised the presentation of its business segments and, in accordance with generally accepted accounting principles; all prior periods have been restated. Columbia's operations are divided into four primary business segments. The transmission and storage segment offers transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The exploration and production segment explores for, develops, produces and markets gas and oil in the United States and in Canada. The other products and services segment primarily engages in the operation of a dark-fiber optics telecommunications network along its pipeline rights-of-way between Washington, D.C. and New York City.

(in millions)                                                    2001               2000               1999
============================================================================================================
REVENUES
DISTRIBUTION
   Unaffiliated                                             $ 2,787.0          $ 2,037.9          $ 2,021.9
   Intersegment and affiliates                                    7.4               (2.0)               1.0
------------------------------------------------------------------------------------------------------------
Total                                                         2,794.4            2,035.9            2,022.9
------------------------------------------------------------------------------------------------------------
TRANSMISSION AND STORAGE
   Unaffiliated                                                 615.7              607.7              571.5
   Intersegment and affiliates                                  254.0              248.1              264.9
------------------------------------------------------------------------------------------------------------
Total                                                           869.7              855.8              836.4
------------------------------------------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
   Unaffiliated                                                 170.4              176.5              143.5
   Intersegment and affiliates                                   65.3                2.0                1.4
------------------------------------------------------------------------------------------------------------
Total                                                           235.7              178.5              144.9
------------------------------------------------------------------------------------------------------------
OTHER PRODUCTS AND SERVICES
   Unaffiliated                                                  27.2               49.9               96.6
   Intersegment and affiliates                                    0.2                0.2               (0.3)
------------------------------------------------------------------------------------------------------------
Total                                                            27.4               50.1               96.3
------------------------------------------------------------------------------------------------------------
Adjustments and eliminations                                   (249.3)            (237.0)            (267.0)
------------------------------------------------------------------------------------------------------------
Tranportation Cost *                                             (8.0)             (24.3)             (19.9)
------------------------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES                                       $ 3,669.9          $ 2,859.0          $ 2,813.6
------------------------------------------------------------------------------------------------------------

* Tranportation revenues on consolidated income statement were reduced by these costs.

(in millions)                                                    2001               2000               1999
============================================================================================================
OPERATING INCOME (LOSS)
   Distribution                                             $   248.8          $   176.0          $   254.6
   Transmission and Storage                                     362.2              264.9              350.1
   Exploration and Production                                    51.0               13.3               34.4
   Other Products and Services                                 (112.3)             (32.3)              63.9
   Corporate                                                     (4.7)             (39.6)             (17.6)
------------------------------------------------------------------------------------------------------------
CONSOLIDATED                                                $   545.0          $   382.3          $   685.4
------------------------------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of Columbia's business operations due to nonrecurring transactions and seasonal weather patterns, which affect earnings, related components of net revenues and operating income.

                                                     First         Second          Third         Fourth
($ in millions, except per share data)             Quarter        Quarter        Quarter        Quarter
==========================================================================================================
2001
   Net Revenues                                      667.6          385.6          356.3          567.9
   Operating Income (Loss)                           342.8            6.7(c)       (30.1)         225.6
   Income from Continuing Operations                 184.3          (18.2)         (45.5)         115.9
   Gain (Loss) from Discontinued Operations -
     net of taxes                                     (1.0)            --          (61.1)          11.5
   Net Income (Loss)                                 187.3          (18.2)        (106.6)         127.4

2000
   Net Revenues                                      619.4          386.6          354.0          576.5
   Operating Income                                  273.7           79.6           73.6          (44.6)
   Income from Continuing Operations                 143.4           82.9           19.5           26.9
   (Loss) from Discontinued Operations -
     net of taxes                                      6.3          (35.2)         (83.3)         (48.7)
   Net Income (Loss)                                 149.7           47.7(a)       (63.8)         (21.8)
----------------------------------------------------------------------------------------------------------

(a)   Includes $58.9 million gain on the sale of Cove Point LNG
(b) Includes $86.4 million gain on the sale of Columbia Electric's four power generation plants and the remainder of Columbia Electric.
(c)   Includes $89.2 million loss on impairment of telecommunications assets.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.   EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

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

RESERVE QUANTITY INFORMATION

                                                                    United States                         Canada
                                                             --------------------------          ------------------------
                                                                           Oil & Other                       Oil & Other
                                                                 Gas           Liquids             Gas           Liquids
Proved Reserves                                                 (Bcf)        (000 Bbls)           (Bcf)        (000 Bbls)
=========================================================================================================================
Reserves as of December 31, 1998                               789.5             1,771             1.0                64
   Revisions of previous estimate                               34.4                99               -                 9
   Extensions, discoveries and
      other additions                                          116.8                38             0.3                40
   Production                                                  (45.6)             (175)           (0.2)              (10)
   Purchase of reserves-in-place                                58.2               539               -                 -
   Sale of reserves-in-place                                    (2.8)               --               -                 -
-------------------------------------------------------------------------------------------------------------------------
Reserves as of December 31, 1999                               950.5             2,272             1.1               103
   Revisions of previous estimate                               82.2              (764)             --                (9)
   Extensions, discoveries and
      other additions                                          120.1                30              --                95
   Production                                                  (52.3)             (204)           (0.1)              (11)
   Purchase of reserves-in-place                                 2.5                 4              --                --
   Sale of reserves-in-place                                    (4.4)             (117)             --                --
-------------------------------------------------------------------------------------------------------------------------
Reserves as of December 31, 2000                             1,098.6             1,221             1.0               178
   Revisions of previous estimate                              (90.9)             (106)             --               (63)
   Extensions, discoveries and
      other additions                                           62.2                --              --                --
   Production                                                  (53.9)             (213)           (0.1)               (7)
   Purchase of reserves-in-place                                  --                --              --                --
   Sale of reserves-in-place                                    (3.2)               (7)             --                --
-------------------------------------------------------------------------------------------------------------------------
RESERVES AS OF DECEMBER 31, 2001                             1,012.8               895             0.9               108
-------------------------------------------------------------------------------------------------------------------------
Proved developed reserves as of December 31,
   1999                                                        697.2             1,953             1.1               103
   2000                                                        820.6             1,043             1.0               178
   2001                                                        729.0               728             0.9               108
-------------------------------------------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CAPITALIZED COSTS

                                                United States                    Canada                          Total
                                       -----------------------------    -------------------------    -----------------------------
($ in millions)                          2001       2000       1999      2001     2000      1999       2001       2000       1999
==================================================================================================================================
CAPITALIZED COSTS AT YEAR END

   Proved properties                    889.1      762.6      729.1      10.3      4.5       1.7      899.4      767.1      730.8
   Unproved properties (a)               45.1       36.8       30.7       3.9      8.0       8.7       49.0       44.8       39.4
----------------------------------------------------------------------------------------------------------------------------------
Total capitalized costs                 934.2      799.4      759.8      14.2     12.5      10.4      948.4      811.9      770.2
Accumulated depletion                  (399.7)    (314.8)    (317.5)     (7.7)    (4.4)       --     (407.4)    (319.2)    (317.5)
----------------------------------------------------------------------------------------------------------------------------------
NET CAPITALIZED COSTS                   534.5      484.6      442.3       6.5      8.1      10.4      541.0      492.7      452.7
----------------------------------------------------------------------------------------------------------------------------------

COSTS CAPITALIZED DURING YEAR

   Acquisition properties
     Proved                               2.0        1.6        0.5        --       --        --        2.0        1.6        0.5
     Unproved                             6.7       14.5        0.8        --      1.1       1.4        6.7       15.6        2.2
   Exploration                            7.2       25.1        5.0       1.5      2.2       1.3        8.7       27.3        6.3
   Development                           75.7       45.9       99.4       2.4       --       2.9       78.1       45.9      102.3
----------------------------------------------------------------------------------------------------------------------------------
COSTS CAPITALIZED                        91.6       87.1      105.7       3.9      3.3       5.6       95.5       90.4      111.3
----------------------------------------------------------------------------------------------------------------------------------

(a) Represents expenditures associated with properties on which evaluations have not been completed.

OTHER EXPLORATION AND PRODUCTION DATA

                                                                              United States                     Canada
                                                                        ------------------------     -----------------------------
($ in millions)                                                          2001     2000      1999       2001       2000       1999
==================================================================================================================================
Average sales price per Mcf of gas ($)(a)                                4.04     2.99      2.66       3.99       3.79       2.25
Average sales price per barrel of oil and
   other liquids ($)                                                    22.52    25.01     14.69      23.63      30.86      19.43
Production (lifting) cost per dollar of
   gross revenue ($)                                                     0.16     0.18      0.19       1.14       0.38       0.20
Depletion rate per dollar of gross
   revenue ($)                                                           0.25     0.22      0.23       5.43       5.38         --
----------------------------------------------------------------------------------------------------------------------------------

(a)   Includes the effect of hedging activities

HISTORICAL RESULTS OF OPERATIONS

                                                United States                    Canada                          Total
                                       -----------------------------    -------------------------    -----------------------------
($ in millions)                          2001       2000       1999      2001     2000      1999       2001       2000       1999
==================================================================================================================================
Gross revenues
    Unaffiliated                        157.4      159.6      122.4       0.7      0.8       0.5      158.1      160.4      122.9
    Affiliated                           65.3        2.0        1.4        --       --        --       65.3        2.0        1.4
Production costs                         35.7       28.4       23.7       0.8      0.3       0.1       36.5       28.7       23.8
Depletion                                54.7       35.2       28.4       3.8      4.3        --       58.5       39.5       28.4
Exploratory expense                      21.9       18.9       12.8       3.8      7.2       1.5       25.7       26.1       14.3
Income tax expense                       42.5       29.8       21.6      (2.7)    (3.9)     (0.5)      39.8       25.9       21.1
----------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS                    67.9       49.3       37.3      (5.0)    (7.1)     (0.6)      62.9       42.2       36.7
----------------------------------------------------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Results of operations for exploration and production activities exclude administrative and general costs, corporate overhead and interest expense. Income tax expense is expressed at statutory rates less Section 29 credits.

                                            United States                    Canada                          Total
                                   ------------------------------    -------------------------   --------------------------------
($ in millions)                      2001        2000       1999      2001     2000      1999       2001        2000        1999
=================================================================================================================================
Future cash inflows               3,158.8    11,475.5    2,805.4       4.7     14.5       5.5    3,163.5    11,490.0     2,810.9
Future production costs            (793.5)   (1,608.9)    (739.8)     (2.1)    (2.9)     (2.1)    (795.6)   (1,611.8)     (741.9)
Future development costs           (311.8)     (302.7)    (258.3)     (0.1)    (0.2)     (0.1)    (311.9)     (302.9)     (258.4)
Future income tax expense          (792.1)   (3,835.1)    (692.1)      2.5     (3.0)     (1.2)    (789.6)   (3,838.1)     (693.3)
---------------------------------------------------------------------------------------------------------------------------------
Future net cash flows             1,261.4     5,728.8    1,115.2       5.0      8.4       2.1    1,266.4     5,737.2     1,117.3
Less:  10% discount                 712.4     3,420.4      603.6       2.1      3.5       0.7      714.5     3,423.9       604.3
---------------------------------------------------------------------------------------------------------------------------------
STANDARDIZED MEASURE
   OF DISCOUNTED FUTURE
   NET CASH FLOW                    549.0     2,308.4      511.6       2.9      4.9       1.4      551.9     2,313.3       513.0
---------------------------------------------------------------------------------------------------------------------------------

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

A reconciliation of the components resulting in changes in the standardized measure of discounted cash flows attributable to proved gas and oil reserves for the three years ending December 31, follows:

                                           United States                      Canada                             Total
                                 --------------------------------    -------------------------    ---------------------------------
($ in millions)                      2001        2000       1999      2001     2000      1999         2001        2000        1999
===================================================================================================================================
BEGINNING OF YEAR                 2,308.4       511.6      380.6       4.9      1.4       0.8      2,313.3       513.0       381.4
-----------------------------------------------------------------------------------------------------------------------------------
Gas and oil sales net
   of production costs             (187.0)     (133.2)    (100.1)      0.1     (0.5)     (0.4)      (186.9)     (133.7)     (100.5)
Net changes in prices
   and production costs          (2,789.9)    2,828.2       74.7      (5.0)     4.5       0.6     (2,794.9)    2,832.7        75.3
Change in future
   development costs                (14.1)      (19.0)     (35.8)      0.1     (0.2)       --        (14.0)      (19.2)      (35.8)
Extensions, discoveries
   and other additions,
   net of related costs              55.7       448.2      107.5        --      1.2       0.6         55.7       449.4       108.1
Revisions of previous
   estimates, net of
   related costs                    (85.2)      314.9       33.7      (0.4)    (0.1)      0.1        (85.6)      314.8        33.8
Sales of reserves-in-
   place                            (17.2)       (5.9)      (2.9)       --       --        --        (17.2)       (5.9)       (2.9)
Purchases of reserves-
   in-place                            --        16.3       54.6        --       --        --           --        16.3        54.6
Accretion of discount               384.9        82.0       60.0       0.7      0.2       0.1        385.6        82.2        60.1
Net change in income
   taxes                          1,197.2    (1,233.1)     (88.9)      3.1     (0.9)     (0.3)     1,200.3    (1,234.0)      (89.2)
Timing of production
   and other changes               (303.8)     (501.6)      28.2      (0.6)    (0.7)     (0.1)      (304.4)     (502.3)       28.1
-----------------------------------------------------------------------------------------------------------------------------------
END OF YEAR                         549.0     2,308.4      511.6       2.9      4.9       1.4        551.9     2,313.3       513.0
-----------------------------------------------------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SCHEDULE II -- Valuation and Qualifying Accounts

                                                              Additions - Charged to
                                                             ------------------------
                                               Beginning                       Other                        Ending
Year Ended December 31, ($ in millions)          Balance       Income       Accounts      Deductions       Balance
-------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts (a)
   2001                                             15.8         24.9           60.7            76.1          25.3
   2000                                             11.3         19.7           28.3            43.5          15.8
   1999                                             13.4         17.4           30.6            50.1          11.3

Restructuring Activities (b)
   2001                                             61.7          4.0          (23.6)           10.7          31.4

Environmental
   2001                                            106.4         35.0             --             1.1         140.2
   2000                                            123.6          0.5             --            17.7         106.4
   1999                                            140.9          0.2             --            17.5         123.6
-------------------------------------------------------------------------------------------------------------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I. (2) (c).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Exhibits

Reference is made to the list of exhibits filed as part of this Annual Report on Form 10-K.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     COLUMBIA ENERGY GROUP
                                           -------------------------------------
                                                         (Registrant)


Dated:      March 27, 2002            By:          /s/  Michael W. O'Donnell
       ------------------------            -------------------------------------
                                                     Michael W. O'Donnell
                                                    President and Director
                                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:      March 27, 2002            By:          /s/  Michael W. O'Donnell
       ------------------------            -------------------------------------
                                                     Michael W. O'Donnell
                                                    President and Director
                                                 (Principal Executive Officer)


Dated:      March 27, 2002            By:          /s/  Dennis W. McFarland
       ------------------------            -------------------------------------
                                                      Dennis W. McFarland
                                                 Vice President and Treasurer
                                                 (Principal Financial Officer)


Dated:      March 27, 2002            By:          /s/  Jeffrey W. Grossman
       ------------------------            -------------------------------------
                                                      Jeffrey W. Grossman
                                                        Vice President
                                                (Principal Accounting Officer)


Dated:      March 27, 2002            By:           /s/  Stephen P. Adik
       ------------------------            -------------------------------------
                                                        Stephen P. Adik
                                                            Director

EXHIBITS

Reference is made in the two right-hand columns below to those exhibits, which have heretofore been filed with the U.S. Securities and Exchange Commission. Exhibits so referred to are incorporated herein by reference.


                                                                                           NiSource Reference
                                                                                      -------------------------
Exhibit                           Description of Item                                  File No.         Exhibit
-------                           -------------------                                 ---------         -------
3-A       -   Restated Certificate of Incorporation of The Columbia                      1-1098           3-A
              Gas System, Inc., as amended dated as of November 28,
              1995.

3-B       -   By-Laws of The Columbia Gas System, Inc., as amended                       1-1098           3-B
              dated November 18, 1987.

3-C       -   Certificate of Ownership and Merger, Merging Columbia                      1-1098           3-C
              Energy Group, Inc. into The Columbia Gas System, Inc.

3-D       -   Amended and Restated By-Laws of Columbia Energy Group as                   1-1098           3-D
              of February 22, 2000.

4-A       -   Indenture between The Columbia Gas System, Inc. and                       33-64555          4-S
              Marine Midland Bank, N.A. Trustee, dated as of November
              28, 1995.

4-B       -   First Supplemental Indenture, between The Columbia Gas                    33-64555          4-T
              System, Inc. and Marine Midland Bank, N.A. Trustee,
              dated as of November 28, 1995.

4-C       -   Second Supplemental Indenture, between The Columbia Gas                   33-64555          4-U
              System, Inc., and Marine Midland Bank, N.A. Trustee,
              dated as of November 28, 1995.

4-D       -   Third Supplemental Indenture, between The Columbia Gas                    33-64555          4-V
              System, Inc. and Marine Midland Bank, N.A. Trustee,
              dated as of November 28, 1995.

4-E       -   Fourth Supplemental Indenture, between The Columbia Gas                   33-64555          4-W
              System, Inc. and Marine Midland Bank, N.A. Trustee,
              dated as of November 28, 1995.

4-F       -   Fifth Supplemental Indenture, between The Columbia Gas                    33-64555          4-X
              System, Inc. and Marine Midland Bank, N.A. Trustee,
              dated as of November 28, 1995.

4-G       -   Sixth Supplemental Indenture, between The Columbia Gas                    33-64555          4-Y
              System, Inc. and Marine Midland Bank, N.A. Trustee,
              dated as of November 28, 1995.

4-H       -   Seventh Supplemental Indenture, between The Columbia Gas                  33-64555          4-Z
              System, Inc. and Marine Midland Bank, N.A., Trustee,
              dated as of November 28, 1995.

4-I       -   Instrument of Resignation, Appointment and Acceptance                      1-1098           4-I
              dated as of March 1, 1999, between Columbia Energy Group
              and Marine Midland Bank, as Resigning Trustee and The
              First National Bank of Chicago, as Successor Trustee.

10-P(a)   -   Pension Restoration Plan of The Columbia Gas System,                       1-1098           10-P
              Inc., amended October 9, 1991.

10-Q(a)   -   Thrift Restoration Plan of The Columbia Gas System, Inc.                   1-1098           10-Q
              dated January 1, 1989.

10-T      -   Agreement and Bridge Agreement dated December 1, 1993,                     1-1098           10-T
              between Columbia Gas Transmission Corporation and Consol
              Pennsylvania Coal Company.

10-AE     -   U.S. Environmental Protection Agency Administrative                        1-1098          10-AE
              Order by Consent for Removal Actions for Columbia Gas
              Transmission Corporation dated September 22,1994.

(a) Executive Compensation arrangements filed pursuant to Item 14 of Form 10-K.

                                                                                           NiSource Reference
                                                                                      -------------------------
Exhibit                           Description of Item                                  File No.         Exhibit
-------                           -------------------                                 ---------         -------
10-AF     -   Amended and Restated Indenture of Mortgage and Deed of                   1-1098           10-AF
              Trust by Columbia Gas Transmission Corporation to
              Wilmington Trust Company, dated as of November 28, 1995.

10-BB(a)  -   Annual Incentive Compensation Plan of The Columbia Gas                   1-1098           10-BB
              System, Inc., as amended, dated as of November 16, 1988.

10-BC(a)  -   Employment Agreement between Oliver G. Richard III and                   1-1098           10-BC
              The Columbia Gas System, Inc., dated March 15, 1995.

10-BE(a)  -   Employment Agreement between Peter M. Schwolsky and The                  1-1098           10-BE
              Columbia Gas System, Inc., dated May 30, 1995.

10-BF(a)  -   Employment Agreement between Catherine Good Abbott and                   1-1098
              The Columbia Gas System, Inc., dated January 17, 1996.

10-BG     -   Third amendment to employment agreement by and between                   1-1098
              the Columbia Energy Group and Oliver G. Richard III,
              effective July 21, 2000.

10-BH     -   Second amendment to employment agreement by and between                  1-1098
              the Columbia Energy Group and Peter M. Schwolsky,
              effective July 21, 2000.

10-BI     -   Second amendment to employment agreement by and between                  1-1098
              the Columbia Energy Group and Catherine Good Abbott,
              effective July 21, 2000.

10-BU     -   Share Sale and Purchase Agreement between The Columbia                   1-1098           10-BU
              Gas System, Inc. and Anderson Exploration Ltd. dated
              November 25, 1991.

10-BV     -   Security Agreement dated as of January 15, 1992, between                 1-1098           10-BV
              The Columbia Gas System, Inc. and Anderson Exploration
              Ltd. and Montreal Trust Company of Canada.

10-BW     -   Kotaneelee Litigation Indemnity Agreement dated as of                    1-1098           10-BW
              December 31, 1991, among The Columbia Gas System, Inc.
              and Columbia Gas Development of Canada Ltd. and Anderson
              Exploration Ltd.

10-BX     -   Specified Litigation Indemnity Agreement made as of                      1-1098           10-BX
              December 31, 1991, among The Columbia Gas System, Inc.
              and Columbia Gas Development of Canada Ltd. and Anderson
              Exploration Ltd.

10-BY(a)  -   Columbia Gas Restoration Security Trust Agreement dated                  1-1098           10-BY
              June 1, 1991, with Dauphin Deposit Bank and Trust
              Company.

10-BZ     -   Natural Gas Advance Sale Contract dated August 24, 2000,
              between Columbia Natural Resources, Inc., and Mahoma II
              Limited.

10-CA(a)  -   The Columbia Gas System, Inc. Retirement Plan for                        1-1098           10-CA
              Outside Directors, as amended, August 21, 1991.

10-CB     -   Credit Agreement, dated as of November 28, 1995, among                   1-1098           10-CB
              The Columbia Gas System, Inc., certain banks party
              thereto and Citibank, N.A.

10-CC     -   First Amendment and Supplement to Credit Agreement,                      1-1098           10-CC
              dated December 6, 1995.

(a) Executive Compensation arrangements filed pursuant to Item 14 of Form 10-K.

                                                                                          NiSource Reference
                                                                                      -------------------------
Exhibit                           Description of Item                                  File No.         Exhibit
-------                           -------------------                                 ---------         -------
10-CD     -   Credit Agreement for $450,000,000, dated March 11, 1998,                 1-1098           10-CD
              among Columbia Energy Group and certain banks party
              thereto and Citibank, N.A. as Administrative and
              Syndication Agent.

10-CE     -   Credit Agreement for $900,000,000, dated March 11, 1998,                 1-1098           10-CE
              among Columbia Energy Group and certain banks party
              thereto and Citibank, N.A. as Administrative and
              Syndication Agent.

10-CF     -   Memorandum of Understanding among the Millennium                         1-1098           10-CF
              Pipeline Project partners (Columbia Transmission, West
              Coast Energy, MCN Investment Corp. and TransCanada
              Pipelines Limited) dated December 1, 1997.

10-CG     -   Agreement of Limited Partnership of Millennium Pipeline                  1-1098           10-CG
              Company, L.P. dated May 31, 1998.

10-CH     -   Contribution Agreement Between Columbia Gas Transmission                 1-1098           10-CH
              Corporation and Millennium Pipeline Company, L.P. dated
              July 31, 1998.

10-CI     -   Regulations of Millennium Pipeline Management Company,                   1-1098           10-CI
              L.L.C. dated May 31, 1998.

10-CJ     -   Amended and Restated Agreement of Cove Point LNG Limited                 1-1098           10-CJ
              Partnership between Columbia LNG and PEPCO Energy
              Company, Inc. dated January 27, 1994.

10-CK     -   Amended and Restated 364-Day Credit Agreement among                      1-1098           10-CK
              Columbia Energy Group and certain banks party thereto
              and Citibank, N. A. as Administrative and Syndication
              Agent dated as of March 10, 1999.

10-CM     -   Plan of Reorganization for Columbia Gas Transmission                     1-1098           10-CM
              Corporation as filed with the United States Bankruptcy
              Court for the District of Delaware on January 18, 1994.

10-CQ     -   $50,000,000 Amended and Restated Credit Agreement dated                  1-1098           10-CQ
              October 11, 2000, among Columbia Energy Group and
              certain banks party thereto and Citibank, N.A. as
              Administrative and Syndication Agent.

10-CR     -   $850,000,000 Amended and Restated Credit Agreement dated                 1-1098           10-CR
              October 11, 2000, among Columbia Energy Group and
              certain banks party thereto and Citibank, N.A. as
              Administrative and Syndication Agent.

10-DA     -   Natural Gas Advance Sale Contract dated December 1,                     001-16189         10.30
              1999, between Columbia Natural Resources, Inc. and
              Mahonia II Limited

10-DB     -   First Amendment to Natural Gas Advance Sale Contract                    001-16189         10.31
              (dated December 1, 1999), effective March 30, 2001,
              between Columbia Natural Resources, Inc. and Mahonia II
              Limited.

10-DC     -   Natural Gas Advance Sale Contract dated August 24, 2000,                001-16189         10.32
              between Columbia Natural Resources, Inc. and Mahonia II
              Limited

10-DD     -   First Amendment to Natural Gas Advance Sale Contract                    001-16189         10.33
              (dated August 24, 2000), effective March 30, 2001,
              between Columbia Natural Resources, Inc. and Mahonia II
              Limited.

                                                                                           NiSource Reference
                                                                                      -------------------------
Exhibit                           Description of Item                                  File No.         Exhibit
-------                           -------------------                                 ---------         -------

10-P      -   Pension Restoration Plan of the Columbia Gas System,                    001-16189         10.27
              Inc., amended and restated March 1, 1997.

10-Q      -   Thrift Restoration Plan of the Columbia Gas System,                     001-16189         10.28
              Inc., amended and restated January 1, 2000.

12*       -   Statements of Ratio of Earnings to Fixed Charges

23-A      -   Written consent, dated February 1, 2002, to the filing                  001-16189         23.2
              and use of information contained in such letter report,
              in Reports and Registration Statements filed during
              2001, of Ryder Scott Company Petroleum Engineers,
              independent petroleum and natural gas cons

23-B      -   Written consent, dated January 24, 2002, to the filing                  001-16189         23.3
              and use of information contained in such letter report,
              in Reports and Registration Statements filed during
              2001, of Sproule Associates Limited, independent
              petroleum and natural gas consultants.


* Filed herewith