Form 10-Q
period 2002-03-31
COLUMBIA ENERGY GROUP
filed 2002-05-10
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended MARCH 31, 2002


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

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


                                                                                               Page
PART I     FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Statements of Consolidated Income.......................................    3

                    Consolidated Balance Sheets.............................................    4

                    Statements of Consolidated Cash Flows...................................    6

                    Notes...................................................................    7

           Item 2.  Management's Narrative Analysis of Results of Operations................    11

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............    13


PART II    OTHER INFORMATION

           Item 1.  Legal Proceedings.......................................................    14

           Item 2.  Changes in Securities and Use of Proceeds...............................    16

           Item 3.  Defaults Upon Senior Securities.........................................    16

           Item 4.  Submission of Matters to a Vote of Security Holders.....................    16

           Item 5.  Other Information.......................................................    16

           Item 6.  Exhibits and Reports on Form 8-K........................................    16

           Signature........................................................................    17

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

Three Months Ended March 31, ( in millions)                                                2002           2001
-------------------------------------------                                                ----           ----
NET REVENUES
   Energy sales                                                                           $ 608.4      $ 1,168.0
   Less:  Products purchased                                                                349.8          854.0
                                                                                          -------      ---------
   Gross Margin                                                                             258.6          314.0
   Transportation                                                                           273.2          258.5
   Production gas sales                                                                      51.0           46.7
   Other                                                                                     41.2           48.5
                                                                                          -------      ---------
Total Net Revenues                                                                          624.0          667.7
                                                                                          -------      ---------
OPERATING EXPENSES
   Operation and maintenance                                                                181.4          201.0
   Depreciation and depletion                                                                58.7           58.6
   Gain on sale of assets                                                                    (3.5)             -
   Other taxes                                                                               62.2           65.2
                                                                                          -------      ---------
Total Operating Expenses                                                                    298.8          324.8
                                                                                          -------      ---------
OPERATING INCOME                                                                            325.2          342.9
                                                                                          -------      ---------
OTHER INCOME (DEDUCTIONS)
   Interest income and other, net                                                             5.4           (1.2)
   Interest expense and related charges                                                     (29.7)         (46.8)
                                                                                          -------      ---------
Total Other Income (Deductions)                                                             (24.3)         (48.0)
                                                                                          -------      ---------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                                      300.9          294.9
INCOME TAXES                                                                                114.1          110.6
                                                                                          -------      ---------
INCOME FROM CONTINUING OPERATIONS                                                           186.8          184.3
                                                                                          -------      ---------
DISCONTINUED OPERATIONS - NET OF TAXES
   Income (Loss) from operations                                                                -              -
   Estimated (loss) on disposal                                                                 -           (1.0)
                                                                                          -------      ---------
Loss from Discontinued Operations - net of taxes                                                -           (1.0)
                                                                                          -------      ---------
   Cumulative effect of change in accounting principle                                          -            4.0
                                                                                          -------      ---------
NET INCOME                                                                                $ 186.8      $   187.3
                                                                                          =======      =========
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,         December 31,
(in millions)                                                                            2002                2001
ASSETS
PROPERTY, PLANT AND EQUIPMENT
   Gas utility and other plant, at original cost                                       $ 8,314.2          $ 8,267.0
   Accumulated depreciation                                                             (3,936.1)          (3,879.1)
                                                                                       ---------          ---------
   Net Gas Utility and Other Plant                                                       4,378.1            4,387.9
                                                                                       ---------          ---------
   Gas and oil producing properties, successful efforts method
     United States cost center                                                             928.3              934.2
     Canadian cost center                                                                   14.9               14.2
   Accumulated depletion                                                                  (417.0)            (407.4)
                                                                                       ---------          ---------
   Net Gas and Oil Producing Properties                                                    526.2              541.0
                                                                                       ---------          ---------
Net Property, Plant and Equipment                                                        4,904.3            4,928.9
                                                                                       ---------          ---------
INVESTMENTS AND OTHER ASSETS
   Unconsolidated affiliates                                                                32.2               28.9
   Net assets of discontinued operations                                                       -               60.0
   Affiliated Notes Receivable                                                              23.9               23.9
   Other                                                                                    17.2              (13.2)
                                                                                       ---------          ---------
Total Investments and Other Assets                                                          73.3               99.6
                                                                                       ---------          ---------
CURRENT ASSETS
   Cash, temporary cash investments and affiliated money pool                              359.3               53.8
   Accounts receivable
     Customer (less allowance for doubtful accounts
       of $20.2 and $25.3, respectively)                                                   350.3              385.0
     Affiliated                                                                            111.8               81.3
     Other                                                                                  69.5               29.9
   Gas inventory                                                                            15.7              195.7
   Other inventories - at average cost                                                      14.8               14.5
   Prepayments                                                                              83.7               84.4
   Regulatory assets                                                                        78.7               75.4
   Underrecovered gas costs                                                                 44.0               60.1
   Deferred property taxes                                                                  40.8               48.7
   Exchange gas receivable                                                                 140.8              186.8
   Price risk management assets                                                              7.5               65.8
   Other                                                                                   149.0              103.1
                                                                                       ---------          ---------
Total Current Assets                                                                     1,465.9            1,384.5
                                                                                       ---------          ---------
REGULATORY ASSETS                                                                          368.8              364.2
DEFERRED CHARGES                                                                           120.1              117.5
                                                                                       ---------          ---------
TOTAL ASSETS                                                                           $ 6,932.4          $ 6,894.7
                                                                                       =========          =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31,         December 31,
(in millions)                                                                             2002                2001
-------------                                                                             ----                ----
CAPITALIZATION AND LIABILITIES
COMMON STOCK EQUITY
   Common stock, par value $.01 per share - issued
     3,000  shares                                                                            $ -                $ -
   Additional paid in capital                                                             1,369.2            1,370.5
   Retained earnings                                                                        939.4              755.3
   Accumulated other comprehensive income                                                    35.5               51.3
                                                                                        ---------          ---------
Total Common Stock Equity                                                                 2,344.1            2,177.1
Long-Term Debt                                                                            1,354.0            1,356.9
                                                                                        ---------          ---------
Total Capitalization                                                                      3,698.1            3,534.0
                                                                                        ---------          ---------
CURRENT LIABILITIES
   Current maturities of long-term debt                                                     281.7              281.7
   Accounts and drafts payable                                                               96.7              258.4
   Affiliated payable                                                                        39.3               58.9
   Accrued taxes                                                                            319.3              232.8
   Accrued interest                                                                          63.7               28.6
   Estimated rate refunds                                                                    14.1                9.1
   Overrecovered gas costs                                                                      -               45.6
   Transportation and exchange gas payable                                                  218.7              285.1
   Deferred revenue                                                                         118.0               89.0
   Customer accounts receivable credit balances                                              61.9              120.6
   Other                                                                                    418.3              341.7
                                                                                        ---------          ---------
Total Current Liabilities                                                                 1,631.7            1,751.5
                                                                                        ---------          ---------
OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes, noncurrent                                                        788.6              759.4
   Investment tax credits                                                                    29.4               29.8
   Postretirement benefits other than pensions                                              103.6              104.9
   Regulatory liabilities                                                                    32.3               32.9
   Deferred revenue                                                                         403.0              435.4
   Other                                                                                    245.7              246.8
                                                                                        ---------          ---------
Total Other Liabilities and Deferred Credits                                              1,602.6            1,609.2
                                                                                        ---------          ---------
TOTAL CAPITALIZATION AND LIABILITIES                                                    $ 6,932.4          $ 6,894.7
                                                                                        =========          =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

Three Months Ended March 31, (in millions)                                                   2002               2001
-------------------------------------------                                                   ----               ----
Operating Activities
   Net Income                                                                             $ 186.8            $ 187.3
   Adjustments to reconcile net income to net cash from continuing operations:
     Loss from discontinued operations                                                         --                1.0
     Cumulative effect of accounting change, net of tax                                        --               (4.0)
     Depreciation and depletion                                                              58.7               58.6
     Deferred income taxes                                                                  (96.6)             (26.3)
     Loss/Earnings from equity investment, net of distributions                              (3.3)              (2.7)
     Deferred revenue                                                                        (3.4)              (0.1)
     Other - net                                                                             89.0               12.1
                                                                                          -------            -------
                                                                                            231.2              225.9
                                                                                          -------            -------
   Changes in components of working capital:
     Accounts receivable, net                                                               (35.4)            (351.4)
     Gas inventory                                                                          180.0               88.1
     Prepayments                                                                              0.7               (0.9)
     Accounts payable                                                                      (161.7)            (159.5)
     Accrued taxes                                                                           86.5              132.8
     Accrued interest                                                                        35.1               33.1
     Estimated rate refunds                                                                   5.0               (3.1)
     Under/Overrecovered gas costs                                                           16.1              364.4
     Exchange gas receivable/payable                                                        (20.4)              (4.0)
     Other working capital                                                                   13.3              (28.0)
                                                                                          -------            -------
Net Cash from Continuing Operations                                                         350.4              297.4
Net Cash from Discontinued Operations                                                          --              (15.5)
                                                                                          -------            -------
Net Cash from Operating Activities                                                          350.4              281.9
                                                                                          -------            -------
Investment Activities
   Capital expenditures                                                                     (42.0)             (63.0)
   Purchases and sales of investments - net                                                    --                6.2
                                                                                          -------            -------
Net Investment Activities                                                                   (42.0)             (56.8)
                                                                                          -------            -------
Financing Activities
   Issuance (repayment) of short-term debt                                                     --             (521.0)
   Intercompany short-term financing                                                           --              292.2
   Other financing activities                                                                (2.9)              (5.0)
                                                                                          -------            -------
Net Financing Activities                                                                     (2.9)            (233.8)
                                                                                          -------            -------
Increase (Decrease) in cash, temporary cash investments and affiliated money pool           305.5              (8.7)
Cash and temporary cash investments at beginning of year                                     53.8               73.5
                                                                                          -------            -------
Cash, Temporary Cash Investments and Affiliated Money Pool
  at End of Year                                                                         $  359.3            $  64.8
                                                                                          =======            =======
Supplemental Disclosures of Cash Flow Information
   Cash paid for interest                                                                     9.4                9.4
   Cash paid for income taxes (net of refunds)                                                 --                5.3
                                                                                          -------            -------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.       BASIS OF ACCOUNTING PRESENTATION

The accompanying unaudited consolidated financial statements for Columbia Energy Group (Columbia) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Columbia's Annual Report on Form 10-K (Form 10-K) for the fiscal year ended December 31, 2001. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. The 2001 results have been adjusted to reflect the change to successful efforts accounting in Columbia's Exploration and Production segment.

2.       RESTRUCTURING ACTIVITIES

During 2000, Columbia developed and began the implementation of a plan to restructure its operations as a result of the acquisition of Columbia by NiSource Inc. (NiSource). The restructuring plan included a severance program, a transition plan to implement operational efficiency throughout Columbia's operations and a voluntary early retirement program. During 2001, the restructuring initiative was continued with the addition of a plan to restructure the operations within the Distribution segment.

For all of the plans, a total of approximately 750 management, professional, administrative and technical positions will be eliminated. As of March 31, 2002, approximately 450 employees had been terminated. At March 31, 2002 and December 31, 2001, the consolidated balance sheets reflected liabilities of $31.5 million and $31.4 million related to the restructuring plans, respectively.

A portion of the liability related to the October 2000 charge was transferred to NiSource. This related to the merger of Columbia Energy Group Services, Inc. with NiSource Corporate Services, Inc. The reported liabilities and employee counts have been reduced to take into account the effect of the merger.

3.       DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

The loss from discontinued operations and the estimated loss on disposal information are provided in the following table:

Three Months Ended March 31, (in millions)           2002              2001
------------------------------------------           ----              ----
Loss from discontinued operations                       -                  -
Income tax benefit                                      -                  -
                                                      ---              -----
Net Loss from Discontinued Operations                 $ -              $   -
                                                      ---              -----
Estimated loss on disposal                              -                1.5
Income tax benefits                                     -                0.5
                                                      ---              -----
NET LOSS ON DISPOSAL                                  $ -              $ 1.0
                                                      ---              -----

The net assets of the discontinued operations were as follows:

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                   March 31,       December 31,
(in millions)                                        2002              2001
------------------------------------------           ----              ----
NET ASSETS OF DISCONTINUED OPERATIONS
   Accounts receivable, net                           $ -            $   -
   Property, plant and equipment, net                   -                -
   Other assets                                         -               60.6
   Accounts payable                                     -               (0.6)
   Other liabilities                                    -                -
NET ASSETS OF DISCONTINUED OPERATIONS                 $ -            $  60.0

4.       RISK MANAGEMENT ACTIVITIES

Columbia uses commodity-based derivative financial instruments to manage certain risks inherent in its business. Columbia accounts for its derivatives under Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities."

SFAS NO. 133. The activity for 2002 with respect to cash flow hedges included the following:

(in millions, net of tax)                                                                              2002
-------------------------                                                                              ----
Net unrealized gains on derivatives qualifying as cash flow hedges at December 31, 2001               $ 52.4

Unrealized hedging gains arising during the period on derivatives qualifying as cash flow hedges         9.2

Reclassification adjustment for net gain included in net income                                        (25.0)
                                                                                                      ------
Net unrealized gains on derivatives qualifying as cash flow hedges, net of tax                        $ 36.6
                                                                                                      ------

Unrealized gains and losses on Columbia's cash flow and fair value hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains and losses on hedges of $62.8 million and $65.2 million at March 31, 2002, and December 31, 2001, respectively, of which $7.5 and $65.1 million were included in "Current Assets" and $55.3 and $0.1 million were included in "Deferred Charges." Price risk management liabilities related to unrealized gains and losses on hedges were $13.6 million and $4.8 million at March 31, 2002, and December 31, 2001, respectively, all of which was included in "Current Liabilities."

During the first quarter of 2002, a net loss of approximately $0.7 million, net of tax, was recognized in earnings due to time value and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during the first quarter, Columbia reclassified $2.4 million, net of tax, related to its cash flow hedges of natural gas production, from other comprehensive income to earnings due to the probability that the forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in net loss recognition of amounts currently classified in other comprehensive income of approximately $2.0 million, net of tax.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       PRESENTATION OF SEGMENT INFORMATION

Columbia manages its operations in four primary segments: 1) distribution, 2) transmission and storage, 3) exploration and production, and 4) other products and services. The following table provides information concerning these major business segments. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income is derived from revenues and expenses directly associated with each segment.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)                                   2002             2001
-------------                                   ----             ----
REVENUES
DISTRIBUTION
   Unaffiliated                               $ 708.9          $ 1,279.3
   Intersegment and affiliates                    4.6                0.3
                                              -------          ---------
Total                                           713.5            1,279.6
                                              -------          ---------
TRANSMISSION AND STORAGE
   Unaffiliated                                 174.0              183.1
   Intersegment and affiliates                   71.2               72.4
                                              -------          ---------
Total                                           245.2              255.5
                                              -------          ---------
EXPLORATION AND PRODUCTION
   Unaffiliated                                  58.2               53.2
   Intersegment and affiliates                   15.4                1.8
                                              -------          ---------
Total                                            73.6               55.0
                                              -------          ---------
OTHER PRODUCTS AND SERVICES
   Unaffiliated                                   5.5                9.3
   Intersegment and affiliates                    0.1                0.1
                                              -------          ---------
Total                                             5.6                9.4
                                              -------          ---------
Adjustments and eliminations                    (67.9)             (71.4)
                                              -------          ---------
Transportation Cost *                             3.8               (6.4)
                                              -------          ---------
CONSOLIDATED REVENUES                         $ 973.8          $ 1,521.7
                                              -------          ---------

*Transportation revenues on consolidated income statement were adjusted by these costs.

(in millions)                                  2002               2001
-------------                                  ----               ----
OPERATING INCOME (LOSS)
   Distribution                              $ 151.7            $ 190.2
   Transmission and Storage                    125.8              140.4
   Exploration and Production                   38.4               17.8
   Other Products and Services                   9.7               (4.8)
   Corporate                                    (0.4)              (0.7)
CONSOLIDATED                                 $ 325.2            $ 342.9

6.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NOS. 141 AND 142 - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The key requirements of the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing for goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually. The Business Combinations Statement is generally effective for combinations initiated after June 30, 2001. The Statement on Goodwill and Other Intangible Assets is effective for fiscal years beginning after December 15, 2001. Columbia presently has no goodwill recorded, and therefore, these new statements do not presently affect the company.

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

The following Management's Narrative Analysis should be read in conjunction with the Columbia Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                     FIRST QUARTER 2002 CONSOLIDATED RESULTS

Net Income

Columbia reported net income for the first quarter 2002 of $186.8 million, a decrease of $0.5 million from the first quarter of 2001, primarily due to warmer weather that decreased volumes delivered to the Distribution segment customers. Weather for the 2002 period was 14% warmer compared to the same period in 2001. Offsetting this decrease in lower net revenues were lower operation and maintenance and interest expenses.

Net Revenues

First quarter 2002 consolidated net revenues (operating revenues less associated products purchased costs) were $624.0 million, a $43.7 million decrease over the same period last year. This decrease was primarily attributable to 14% warmer weather and decreased demand due to the economic downturn. Partially offsetting this decrease were increased revenues in the Exploration and Production segment reflecting the benefits of favorable hedge positions for production in the 2002 period.

Expenses

Operating expenses for the first quarter of 2002 were $298.8 million, a decrease of $26.0 million over the same period last year. The decrease was mainly due to lower operating and maintenance expenses of $19.6 million primarily due to decreased labor costs, lower amounts for uncollectible customer receivables and the benefit of insurance recoveries for environmental remediation costs. Also reducing expenses was an additional recovery from the sale of assets of Columbia Energy Services.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Other Income (Deductions)

Other Income (Deductions) reduced pre-tax income by $24.3 million for the first quarter of 2002 compared to a reduction of $48.0 million in the same period last year. This change is primarily due to a decrease in interest expense from lower interest rates.

Income Taxes

Income tax expense of $114.1 million for the first quarter of 2002 increased $3.5 million due to higher pre-tax income.

Discontinued Operations

For the first three months in 2002, Columbia had no activity from discontinued operations due to the completion of its sales of its propane and petroleum operations in 2001. In the first quarter of 2001, Columbia's discontinued operations recorded an after-tax loss on disposal of $1.0 million relating to its propane business.

                         LIQUIDITY AND CAPITAL RESOURCES

A significant portion of Columbia's operations is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand together with external short-term financing, as needed, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service.

Columbia satisfies its liquidity requirements primarily through internally generated funds and through intra-system financing arrangements with NiSource Finance Corp. (NFC), NiSource's financing subsidiary. NFC borrows funds through its revolving credit facility and through the commercial paper markets. NFC maintains a $1.75 billion revolving credit facility with a syndicate of banks for advance purposes and for back-up liquidity purposes for its commercial paper program. The credit facility is guaranteed by NiSource.

As of March 31, 2002, Columbia did not have any intercompany short-term borrowings with NFC outstanding. In addition, at March 31, 2002, Columbia had letters of credit issued and outstanding of $17.0 million.

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

In October 1999, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade accounts receivable to Columbia Accounts Receivable Corporation (CARC), a wholly owned subsidiary of Columbia. At the same time, CARC entered into an agreement, with a third party, Canadian Imperial Bank of Commerce (CIBC), to sell a percentage ownership interest in a defined pool of accounts receivable (Sales Program). Under this Sales Program, CARC can transfer an undivided interest in a designated pool of its accounts receivable on an ongoing basis up to a maximum of either $125.0 million or $100.0 million, as determined by the seasonal fluctuation in Columbia of Ohio's account receivable balances and the mutual consent of both parties. The amount available at any measurement date varies based upon the level of eligible receivables. Under these agreements, CARC may not sell any new affiliate receivables to the conduit if Columbia's debt rating falls below BBB or Baa2 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below investment grade, the agreements terminate and CARC may not sell any new affiliate receivables to the conduit. Under this agreement, approximately $125.0 million of receivables were sold as of March 31, 2002.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

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

         In November 1993, the plaintiffs amended their Amended Statement of Claim to include allegations that the balance in the Carried Interest Account (an account for operating costs, which are recoverable, by working interest owners), which is in excess of the balance as of November 1988, should be reduced to zero. Columbia Canada consented to the amendment in consideration of the plaintiffs' acknowledgment that approximately $63 million was properly charged to the account.

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

         A trial commenced in the third quarter of 1996 in the Court of Queen's Bench for the Province of Alberta and judgment was issued in September 2001. The court dismissed most of the plaintiffs' claims, including the fiduciary duty claim, but did order a reduction of the Carried Interest Account in the amount of $5.3 million (Cdn.) and ordered that the defendants were not entitled to charge the plaintiffs processing fees. The inability to charge the plaintiffs processing fees does not affect Columbia. The monetary value of these two items has not been determined. The plaintiffs have filed an appeal of the judgment. The Court has not yet set a date when it will hear the appeal; however, it has established a schedule for the filing of the arguments and responses of the parties, all of which must be completed by November 30, 2002.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

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

3.       QUINQUE OPERATING CO. ET AL V. GAS PIPELINES, ET AL.

         Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and fourteen affiliated entities. The allegations in Quinque are similar to those made in Grynberg; however, Quinque broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Quinque asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Quinque purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. The defendants had previously removed the case to Federal court. On January 12, 2001, the Federal court remanded the case to state court. In June 2001, the plaintiff voluntarily dismissed nine of the thirteen Columbia entities. Discovery relating to personal jurisdiction has begun. On September 12, 2001 the four remaining Columbia defendants along with other defendants filed a joint motion to dismiss the amended complaint. That motion is currently pending before the court.

4.       VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.

         In February 2000, plaintiff filed a complaint in New York state court against Columbia, Columbia Natural Resources, Inc. and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by Columbia Resources. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia Resources and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has now remanded Kershaw back to New York state court. The Columbia defendants' motion to dismiss was partially granted and partially denied by the New York state court judge on September 24, 2001. On December 3, 2001 the defendants filed an answer to the plaintiffs' complaint.

5.       ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.

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

6.       COLUMBIA GAS TRANSMISSION CORP. V. CONSOLIDATION COAL CO., ET AL.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

7. MCELROY COAL COMPANY V. COLUMBIA GAS TRANSMISSION CORPORATION. On February 12, 2001, McElroy Coal Company (McElroy), an affiliate of Consolidation Coal Co., filed a complaint against Columbia Transmission in Federal court in Wheeling, West Virginia. The West Virginia complaint seeks declaratory and injunctive relief as to McElroy's alleged right to mine coal within Victory, and Columbia Transmission's obligation to take all necessary measures to permit McElroy to longwall mine. The complaint also seeks compensation for the inverse condemnation of any coal that cannot be mined due to Columbia Transmission's Victory operations. Except for the claim of inverse condemnation, McElroy's West Virginia complaint appears to be virtually identical to Consol's original counterclaim to Columbia Transmission's Federal court action in Pennsylvania. On April 10, 2001, the West Virginia case was dismissed without prejudice. In October 2001, the parties reached an agreement in principle to settle this matter and the related case described above.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Omitted pursuant to General Instruction H(2)(b)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Omitted pursuant to General Instruction H(2)(b)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction H(2)(b)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS TO FORM 10-Q

          Exhibit
          Number

          12*      Statements of Ratio of Earnings to Fixed Charges
                   *Filed herewith

          There were no reports on Form 8-K filed during the first quarter of 2002.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    Columbia Energy Group
                                           -------------------------------------
                                                        (Registrant)





Date:  May 10, 2002                By:              /s/ Jeffrey W. Grossman
                                           -------------------------------------
                                                     Jeffrey W. Grossman
                                                Vice President and Controller
                                                (Principal Accounting Officer
                                                and Duly Authorized Officer)