Form 10-Q
period 2002-06-30
COLUMBIA ENERGY GROUP
filed 2002-08-14
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended JUNE 30, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                          Commission file number 1-1098

                              COLUMBIA ENERGY GROUP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                13-1594808
   ----------------------------------------------------------------------
       (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                 Identification No.)

    801 East 86th Avenue, Merrillville, IN                   46410
   ----------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

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

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Statements of Consolidated Income (Loss).......................      3

                   Consolidated Balance Sheets....................................      4

                   Statements of Consolidated Cash Flows..........................      6

                   Notes..........................................................      7

           Item 2. Management's Narrative Analysis of Results of Operations.......     11

           Item 3. Quantitative and Qualitative Disclosures About Market Risk.....     13

PART II    OTHER INFORMATION

           Item 1. Legal Proceedings..............................................     13

           Item 2. Changes in Securities and Use of Proceeds......................     15

           Item 3. Defaults Upon Senior Securities................................     15

           Item 4. Submission of Matters to a Vote of Security Holders............     15

           Item 5. Other Information..............................................     15

           Item 6. Exhibits and Reports on Form 8-K...............................     15

           Signature..............................................................     17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (unaudited)


                                                                      Three Months               Six Months
                                                                     Ended June 30,            Ended June 30,
                                                                   ------------------      -----------------------
(in millions)                                                       2002        2001         2002          2001
------------------------------------------------------------------------------------------------------------------
NET REVENUES

    Gas distribution                                               $431.8      $688.3      $1,294.2      $2,116.8
    Gas transmission and storage                                     24.9        26.2          51.8          52.6
    Exploration and Production                                       43.3        21.7         109.6          69.9
    Other products and services                                      13.8         4.5          28.0          26.5
------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                      513.8       740.7       1,483.6       2,265.8
    Cost of Sales                                                   105.7       355.2         451.5       1,212.6
------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                                  408.1       385.5       1,032.1       1,053.2
------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES

    Operation and maintenance                                       198.9       205.5         380.3         406.5
    Depreciation, amortization and depletion                         50.4        50.0         109.1         108.6
    Loss (gain) on sale or impairment of assets                       0.8        89.2          (2.7)         89.2
    Other taxes                                                      37.8        34.2         100.0          99.4
------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                            287.9       378.9         586.7         703.7
------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                    120.2         6.6         445.4         349.5
------------------------------------------------------------------------------------------------------------------

OTHER INCOME (DEDUCTIONS)

    Interest expense, net                                           (28.9)      (38.8)        (58.6)        (85.6)
    Other, net                                                        6.2         4.6          11.6           3.4
------------------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                     (22.7)      (34.2)        (47.0)        (82.2)
------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         97.5       (27.6)        398.4         267.3
INCOME TAXES (BENEFIT)                                               36.3        (9.4)        150.4         101.2
------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                             61.2       (18.2)        248.0         166.1
------------------------------------------------------------------------------------------------------------------
Loss from Discontinued Operations - net of tax                         --          --            --          (1.0)
Change in Accounting - net of tax                                      --          --            --           4.0
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                  $ 61.2      $(18.2)     $  248.0      $  169.1
==================================================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                JUNE 30,    December 31,
(in millions)                                                                       2002            2001
---------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
ASSETS

PROPERTY, PLANT AND EQUIPMENT

   Utility plant                                                              $  8,355.2      $  8,267.0
   Accumulated depreciation and amortization                                    (3,961.3)       (3,879.1)
---------------------------------------------------------------------------------------------------------
   Net utility plant                                                             4,393.9         4,387.9
---------------------------------------------------------------------------------------------------------
   Gas and oil producing properties, successful efforts method
     United States cost center                                                     948.2           934.2
     Canadian cost center                                                            9.1            14.2
   Accumulated depletion                                                          (422.2)         (407.4)
---------------------------------------------------------------------------------------------------------
   Net gas and oil producing properties                                            535.1           541.0
---------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                4,929.0         4,928.9
---------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS

   Net assets of discontinued operations                                              --            30.0
   Unconsolidated affiliates                                                        57.7            52.9
   Assets held for sale                                                              2.0              --
   Other investments                                                                16.4            16.8
---------------------------------------------------------------------------------------------------------
Total Investments                                                                   76.1            99.7
---------------------------------------------------------------------------------------------------------

CURRENT ASSETS

   Cash and cash equivalents                                                       267.3            53.8
   Accounts receivable (less reserves of $25.8 and $25.3, respectively)            270.7           496.2
   Gas inventory                                                                   129.8           195.7
   Underrecovered gas and fuel costs                                                93.4            60.1
   Materials and supplies, at average cost                                          15.0            14.5
   Price risk management assets                                                     15.8            65.8
   Exchange gas receivable                                                         157.7           186.8
   Prepayments and other                                                           273.1           311.5
---------------------------------------------------------------------------------------------------------
Total Current Assets                                                             1,222.8         1,384.4
---------------------------------------------------------------------------------------------------------

OTHER ASSETS

   Price risk management assets                                                     95.5             0.1
   Regulatory assets                                                               365.2           364.2
   Deferred charges and other                                                       67.9           118.0
---------------------------------------------------------------------------------------------------------
Total Other Assets                                                                 528.6           482.3
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $ 6,756.5       $ 6,895.3
=========================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                              JUNE 30,   December 31,
(in millions)                                                     2002           2001
-------------------------------------------------------------------------------------
                                                           (unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common Stock Equity                                           $2,231.3       $2,177.1
Long-term debt, excluding amounts due within one year          1,365.1        1,356.9
-------------------------------------------------------------------------------------
Total Capitalization                                           3,596.4        3,534.0
-------------------------------------------------------------------------------------

CURRENT LIABILITIES

   Current portion of long-term debt                             281.7          281.7
   Short-term borrowings                                           0.8             --
   Accounts payable                                              174.9          244.5
   Customer deposits                                              19.0           14.0
   Taxes accrued                                                 267.7          232.8
   Interest accrued                                               40.8           28.6
   Overrecovered gas and fuel costs                               28.9           45.6
   Price risk management liabilities                               9.5            4.8
   Exchange gas payable                                          306.1          285.1
   Current deferred revenue                                      120.3           89.0
   Other accruals                                                317.6          525.4
-------------------------------------------------------------------------------------
Total Current Liabilities                                      1,567.3        1,751.5
-------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS

   Price risk management liabilities                                --            0.6
   Deferred income taxes                                         812.9          759.4
   Deferred investment tax credits                                29.0           29.8
   Deferred credits                                              117.8          114.0
   Noncurrent deferred revenue                                   371.2          435.4
   Accrued liability for postretirement benefits                 115.8          116.2
   Other noncurrent liabilities                                  146.1          154.4
-------------------------------------------------------------------------------------
Total Other                                                    1,592.8        1,609.8
-------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                       --             --
-------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                          $6,756.5       $6,895.3
=====================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


Six Months Ended June 30, ( in millions)                                                2002        2001
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

   Net Income                                                                          $ 248.0     $ 169.1
   Adjustments to reconcile net income to net cash from continuing operations:
     Loss from disposal of discontinued operations                                        --           1.0
     Cummulative effect of accounting change, net of tax                                  --          (4.0)
     Depreciation and depletion                                                          109.1       108.6
     Deferred income taxes                                                                47.9       (61.4)
     Price risk management activity                                                      (40.7)         --
     Loss/Earnings from equity investment, net of distributions                           (4.8)       89.2
     Deferred revenue                                                                    (32.9)     (177.6)
     Other - net                                                                          45.0        75.6
-----------------------------------------------------------------------------------------------------------
                                                                                         371.6       200.5
-----------------------------------------------------------------------------------------------------------

   Changes in components of working capital:

     Accounts receivable, net                                                            225.5       148.7
     Gas inventory                                                                        65.9        81.4
     Accounts payable                                                                    (69.6)       47.5
     Accrued taxes                                                                        34.9        41.0
     Accrued interest                                                                     12.2         0.3
     Under/Overrecovered gas costs                                                       (50.0)      271.0
     Exchange gas receivable/payable                                                      50.1        (9.6)
     Other working capital                                                              (107.7)     (143.0)
-----------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                                       532.9       637.8
-----------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES

   Capital expenditures                                                                 (126.2)     (145.1)
   Purchases and sales of investments - net                                                 --         7.8
-----------------------------------------------------------------------------------------------------------
Net Investment Activities                                                               (126.2)     (137.3)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

   Issuance (repayment) of short-term debt                                                 0.8      (521.0)
   Dividend to NiSource                                                                 (201.8)       --
   Other financing activities                                                              7.8       (14.7)
-----------------------------------------------------------------------------------------------------------
Net Financing Activities                                                                (193.2)     (535.7)
-----------------------------------------------------------------------------------------------------------
Increase (Decrease) in cash and cash equivalents                                         213.5       (35.2)
Cash and cash equivalents at beginning of year                                            53.8        73.5
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $ 267.3     $  38.3
===========================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid for interest                                                                 27.0         8.3
   Cash paid for income taxes (net of refunds)                                             6.4         7.9
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

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Columbia's Annual Report on Form 10-K (Form 10-K) for the fiscal year ended December 31, 2001. Income (loss) for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. During the fourth quarter of 2001, Columbia changed its method of accounting for exploration and development activities related to oil and gas reserves from the full cost method to the successful efforts method. The 2001 results have been adjusted to reflect the change to successful efforts accounting in Columbia's Exploration and Production segment.

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

For all of the plans, a total of approximately 790 management, professional, administrative and technical positions have been identified for elimination. As of June 30, 2002, approximately 530 employees had been terminated, of which approximately 77 employees and 80 employees were terminated during the quarter and six months ended June 30, 2002, respectively. At June 30, 2002 and December 31, 2001, the consolidated balance sheets reflected liabilities of $27.5 million and $31.4 million related to the restructuring plans, respectively. During the quarter and six months ended June 30, 2002, $4.3 million of benefits were paid as a result of the restructuring plan. Additionally, during the six months ended June 30, 2002, the restructuring plan liability was decreased by $0.4 million.

A portion of the liability related to the 2000 charge was transferred to NiSource. This related to the merger of Columbia Energy Group Services, Inc. with NiSource Corporate Services, Inc. The reported liabilities and employee counts have been reduced to take into account the effect of the merger.

3.      DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On August 21, 2001, Columbia sold the stock and assets of Columbia Propane to AmeriGas Partners L.P. (AmeriGas) for approximately $196.0 million, consisting of $152.0 million in cash and $44.0 million of AmeriGas partnership common units. The loss on the sale of Columbia Propane amounted to an after-tax loss of $50.6 million. Columbia has also sold substantially all the assets of Columbia Petroleum Corporation.

The loss from discontinued operations are provided in the following table:

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


                                                 Three Months                 Six Months
                                                Ended June 30,              Ended June 30,
                                              -----------------------------------------------
(in millions)                                  2002          2001          2002         2001
---------------------------------------------------------------------------------------------
REVENUES FROM DISCONTINUED OPERATIONS         $  --         $  --         $  --         $ --
---------------------------------------------------------------------------------------------

Loss from discontinued operations             $  --         $  --         $  --         $(1.5)
Income tax benefit                               --            --            --          (0.5)
---------------------------------------------------------------------------------------------
NET LOSS FROM DISCONTINUED OPERATIONS         $  --         $  --           $--         $(1.0)
=============================================================================================

Columbia Resources has entered into an agreement to sell a portion of its Canadian oil and gas properties. This transaction is expected to occur during the third quarter of 2002. The agreement calls for the sale of the majority of the Ontario assets for approximately $2.0 million. Because the selling price is lower than the book value of the assets, Columbia Resources has written down the value of the held-for-sale assets by $0.3 million. In addition, the remaining Ontario assets were impaired, resulting in a $0.5 million charge to operating income.

The net assets of assets held for sale and discontinued operations were as follows:

                                                                    JUNE 30,   December 31,
(in millions)                                                           2002           2001
--------------------------------------------------------------------------------------------
NET ASSETS OF ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
   Gas and oil producing properties                                    $ 2.0          $  --
   Other assets                                                          --            30.0
   Accounts payable                                                                      --
--------------------------------------------------------------------------------------------
NET ASSETS OF ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS         $ 2.0          $30.0
============================================================================================

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

SFAS NO. 133. The activity for 2002 with respect to cash flow hedges included the following:

                                                                           Three Months Ended    Six Months Ended
(in millions, net of tax)                                                    June 30, 2002          June 30, 2002
------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow hedges
  at the beginning of the period                                                $ 36.6                 $ 52.4

Unrealized hedging gains arising during the period on derivatives
  qualifying as cash flow hedges                                                  24.6                   33.8

Reclassification adjustment for net loss (gain) included in net income             2.4                  (22.6)
------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow hedges,
  net of tax                                                                    $ 63.6                 $ 63.6
==================================================================================================================

Unrealized gains and losses on Columbia's cash flow and fair value hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains and losses on hedges of $111.3 million and $65.9 million at June 30, 2002 and December 31, 2001, respectively, of which $15.8 million and $65.8 million were included in "Current Assets" and $95.5 million and $0.1 million were included in "Other Assets." Price risk management liabilities related to unrealized gains and losses on hedges were $9.5 million and $5.4 million at June 30, 2002 and December 31, 2001, respectively, of which $9.5 million and $4.8 million were included in "Current Liabilities" and zero and $0.6 million were included in "Other Liabilities and Deferred Credits."

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


During the second quarter of 2002, no amounts were recognized in earnings due to the change in value of certain derivative instruments primarily representing time value, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during the second quarter, Columbia reclassified $0.4 million, net of tax, related to its cash flow hedges of natural gas production, from other comprehensive income to earnings due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in net income recognition of amounts currently classified in other comprehensive income of approximately $11.5 million, net of tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS

5.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NOS. 141 AND 142 - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations (SFAS No.
141)," and SFAS No. 142, "Goodwill and Other Intangible Assets (SFAS No. 142)." The key requirements of the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually. SFAS No. 141 is generally effective for combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Columbia presently has no goodwill recorded, and therefore, these new statements do not presently affect the company.

6.      TELECOMMUNICATIONS NETWORK

Columbia, through its subsidiary Columbia Transmission Communications Corporation (Transcom), has built a dark-fiber optics telecommunications network primarily along its pipeline rights-of-way between New York and Washington D.C. In August 2001, Transcom invited potential buyers to submit bids for the assets. Based on the results of the bids, management decided to operate the network while continuing to evaluate the possibility of a sale based on conditions in the telecommunications market. The anticipated cash flow from Transcom's most recent business plan indicated that the asset's current carrying value was ultimately realizable. The realizability of the asset's carrying value is dependent upon management's ability to execute the business plan or alternative strategies. However, the unfavorable market conditions remain and continue to adversely impact Transcom's ability to implement its business plan. Management is continuing to pursue and evaluate strategic alternatives, including a sale.

7.      LONG-TERM NOTES RECEIVABLE

In 1999, Columbia Gas Transmission Corp. (Columbia Transmission) sold certain gathering facilities to a third-party for approximately $22 million. The two parties executed a promissory note, which provides for payment of the purchase price to Columbia Transmission over a five-year period. The balance, including interest, is approximately $18 million. The counterparty is currently behind schedule in making payments under the note, which is secured by the facilities conveyed to the purchaser. In the second quarter, an appropriate reserve was recorded against the receivable in light of the failure to receive timely payments from the counterparty. Management is continuing to review the realizability of the note and the security provided thereon. Once this review is complete, management will evaluate the need for any adjustment to the reserve. However, it is not anticipated that this matter will have a significant impact on Columbia's results of operations.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


8.      PRESENTATION OF SEGMENT INFORMATION

Columbia manages its operations in four primary segments: 1) Distribution, 2) Transmission and Storage, 3) Exploration and Production, and 4) Other Products and Services. The following table provides information concerning these major business segments. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income (loss) is derived from revenues and expenses directly associated with each segment.

                                              Three Months                       Six Months
                                             Ended June 30,                    Ended June 30,
                                         ----------------------          --------------------------
(in millions)                             2002            2001            2002               2001
----------------------------------------------------------------------------------------------------
REVENUES

DISTRIBUTION

   Unaffiliated                          $312.8          $546.5          $1,021.7          $1,822.9
   Intersegment and affiliates              3.8            (0.4)              8.4              (0.1)
----------------------------------------------------------------------------------------------------
Total                                     316.6           546.1           1,030.1           1,822.8
----------------------------------------------------------------------------------------------------

TRANSMISSION AND STORAGE

   Unaffiliated                           140.5           141.8             314.5             324.9
   Intersegment and affiliates             54.9            54.1             126.1             126.5
----------------------------------------------------------------------------------------------------
Total                                     195.4           195.9             440.6             451.4
----------------------------------------------------------------------------------------------------

EXPLORATION AND PRODUCTION

   Unaffiliated                            38.7            21.0              96.9              74.2
   Intersegment and affiliates              9.7            26.7              25.1              28.5
----------------------------------------------------------------------------------------------------
Total                                      48.4            47.7             122.0             102.7
----------------------------------------------------------------------------------------------------

OTHER PRODUCTS AND SERVICES

   Unaffiliated                             6.7             4.6              12.2              13.8
   Intersegment and affiliates               --              --               0.1               0.1
----------------------------------------------------------------------------------------------------
Total                                       6.7             4.6              12.3              13.9
----------------------------------------------------------------------------------------------------
Adjustments and eliminations              (53.3)          (53.6)           (121.4)           (125.0)
----------------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES                    $513.8          $740.7          $1,483.6          $2,265.8
----------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)

   Distribution                          $ 38.4          $ 15.9          $  190.1          $  206.1
   Transmission and Storage                75.6            72.3             201.4             212.7
   Exploration and Production              12.4            13.1              50.8              30.9
   Other Products and Services             (4.5)          (93.9)              5.2             (98.7)
   Corporate                               (1.7)           (0.8)             (2.1)             (1.5)
----------------------------------------------------------------------------------------------------
CONSOLIDATED                             $120.2          $  6.6          $  445.4          $  349.5
----------------------------------------------------------------------------------------------------

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

                    SECOND QUARTER 2002 CONSOLIDATED RESULTS

Net Income

Columbia reported net income for the second quarter 2002 of $61.2 million, an increase of $79.4 million from the second quarter of 2001. The increase was primarily due to lower operating expenses resulting from the $89.2 million write-down related to Columbia's telecommunications network that occurred in the 2001 period and increased net revenues resulting from weather that was 41% colder for the second quarter of 2002 when compared to the same period in 2001.


Net Revenues

Second quarter 2002 consolidated net revenues (operating revenues less cost of sales) were $408.1 million, a $22.6 million increase over the same period last year. This increase was primarily attributable to 41% colder weather as compared to the second quarter of 2001.

Expenses

Operating expenses for the second quarter of 2002 were $287.9 million, a decrease of $91.0 million from the same period last year. The decrease was primarily due to the $89.2 million write-down related to Columbia's telecommunications network investment that occurred in the 2001 period.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


Other Income (Deductions)

Other Income (Deductions) reduced pre-tax income by $22.7 million for the second quarter of 2002 compared to a reduction of $34.2 million in the same period last year. The $11.5 million improvement was due to a reduction in interest expense of $9.9 million resulting from a reduction in long-term debt and lower short-term interest rates.

Income Taxes

Income tax expense of $36.3 million for the second quarter of 2002 increased $45.7 million due to higher pre-tax income.

                         SIX MONTHS CONSOLIDATED RESULTS

Net Income

Columbia reported net income for the first six months of 2002 of $248.0 million, an increase of $78.9 million from the same period in 2001. The increase was primarily due to lower operating expenses resulting from the $89.2 million write-down related to Columbia's telecommunications network that occurred in the 2001 period, lower interest expense, increased exploration and production net revenues reflecting the benefits of favorable pricing associated with hedge positions for production in the first quarter of the 2002 period and insurance recoveries for environmental expenses.

Net Revenues

The first half of 2002 consolidated net revenues (operating revenues less cost of sales) were $1,032.1 million, a $21.1 million decrease over the same period last year. This decrease was primarily attributable to 8% warmer weather compared to the prior period, reduced off-system sales and a 2001 $11.4 million gain on the sale of base gas. Partially offsetting the decreases was increased exploration and production net revenues reflecting the benefits of favorable pricing associated with hedge positions for production in the 2002 period.

Expenses

Operating expenses for the first six months of 2002 were $586.7 million, a decrease of $117.0 million from the same period last year. The decrease was mainly due to the $89.2 million write-down related to Columbia's telecommunications network investment that occurred in the 2001 period, lower amounts provided for uncollectible customer receivables and insurance recoveries for environmental expenses.

Other Income (Deductions)

Other Income (Deductions) reduced pre-tax income by $47.0 million for the first half of 2002 compared to a reduction of $82.2 million in the same period last year. This change is primarily due to a reduction in interest expense of $27.0 million resulting from a decrease in long-term debt and lower short-term interest rates.

Income Taxes

Income tax expense of $150.4 million for the first half of 2002 increased $49.2 million due to higher pre-tax income.

Discontinued Operations

For the first six months in 2002, Columbia had no activity for discontinued operations. During the first six months of 2001, Columbia recorded an after-tax loss on disposal of $1.0 million relating to its propane business.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


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

As of June 30, 2002, Columbia did not have any intercompany short-term borrowings with NFC outstanding. In addition, at June 30, 2002, Columbia had letters of credit issued and outstanding of $49.5 million.

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

Columbia Gas of Ohio is a party to an agreement to sell, without recourse, substantially all of its trade receivables to Columbia Accounts Receivable Corporation (CARC), a wholly owned subsidiary of Columbia. CARC, in turn, is party to an agreement in which it sells a percentage ownership interest in a defined pool of the accounts receivable to a commercial paper conduit. Under these agreements, CARC may not sell any new affiliate receivables to the conduit if Columbia's debt rating falls below BBB or Baa2 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below investment grade, the agreements terminate and CARC may not sell any new receivables to the conduit. As of June 30, 2002, Columbia Gas of Ohio has sold $79.1 million to the conduit.

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

    A trial commenced in the third quarter of 1996 in the Court of Queen's Bench for the Province of Alberta and judgment was issued in September 2001. The court dismissed most of the plaintiffs' claims, including the fiduciary duty claim, but did order a reduction of the Carried Interest Account in the amount of $5.3 million (Cdn.) and ordered that the defendants were not entitled to charge the plaintiffs processing fees. The inability to charge the plaintiffs processing fees does not affect Columbia. The monetary value of these two items has not been determined. The plaintiffs have filed an appeal of the judgment. The Court has not yet set a date when it will hear the appeal; however, it has established a schedule for the filing of the arguments and responses of the parties, all of which must be completed by December 31, 2002.

2. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V. COLUMBIA GAS TRANSMISSION CORP., ET AL.

    The plaintiff filed a complaint under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, the plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including by making sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999. In December 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. In May 2001, the Court denied the Columbia defendants' motion to dismiss. The Columbia defendants joined together with numerous other defendants and filed a motion requesting the district court to amend its order to include a certification so that the defendants could request permission from the United States Court of Appeals for the Tenth Circuit to appeal a controlling question of law. That motion was denied on July 2, 2001. Pretrial proceedings continue.

3.  PRICE ET AL V. GAS PIPELINES, ET AL.

    Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and thirteen affiliated entities. The allegations in Price (formerly known as Quinque) are similar to those made in Grynberg; however, Price broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


    of Grynberg). Price asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Price purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. The defendants had previously removed the case to Federal court. On January 12, 2001, the Federal court remanded the case to state court. In June 2001, the plaintiff voluntarily dismissed ten of the fourteen Columbia entities. Discovery relating to personal jurisdiction has begun. On September 12, 2001 the four remaining Columbia defendants along with other defendants filed a joint motion to dismiss the amended complaint. That motion is currently pending before the court.

4.  VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.

    In February 2000, plaintiff filed a complaint in New York state court against Columbia, Columbia Natural Resources, Inc. and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by Columbia Resources. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia Resources and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has remanded Kershaw back to New York state court. The Columbia defendants' motion to dismiss was partially granted and partially denied by the New York state court judge on September 24, 2001. On December 3, 2001 the defendants filed an answer to the plaintiffs' complaint. Recovery regarding claim certification is ongoing.

5.  ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.

    On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. National Propane Corporation was acquired by Columbia in 1999, and this litigation was retained by Columbia when Columbia Propane was sold in 2001. Plaintiff's complaint arises from an explosion and fire, which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. Written discovery has been completed and expert discovery is to be completed by October 25, 2002. The case has a scheduled trial date of March 31, 2003.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Omitted pursuant to General Instruction H(2)(b)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Omitted pursuant to General Instruction H(2)(b)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction H(2)(b)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS TO FORM 10-Q

(a) Exhibits

    (12)     Statements of Ratio of Earnings to Fixed Charges (filed herewith)

    (99.1) Certification of Michael W. O'Donnell, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

    (99.2) Certification of Dennis W. McFarland, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the second quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Columbia Energy Group
                                            -----------------------------------
                                                       (Registrant)



Date: August 9, 2002                   By:       /s/ Jeffrey W. Grossman
                                            -----------------------------------
                                                      Jeffrey W. Grossman
                                               Vice President and Controller
                                               (Principal Accounting Officer
                                               and Duly Authorized Officer)