Form 10-Q
period 2002-09-30
COLUMBIA ENERGY GROUP
filed 2002-11-14
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended SEPTEMBER 30, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                          Commission file number 1-1098

                              COLUMBIA ENERGY GROUP

             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                               13-1594808
          ---------------------------                  -----------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

             801 East 86th Avenue

             Merrillville, Indiana                           46410
          ---------------------------                 -----------------
    (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code (877) 647-5990

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

As of November 1, 2000, all shares of the registrant's Common Shares, $.01 par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I        FINANCIAL INFORMATION

              Item 1.  Financial Statements

                       Statements of Consolidated Income (Loss)................................     3

                       Consolidated Balance Sheets.............................................     4

                       Statements of Consolidated Cash Flows...................................     6

                       Statements of Comprehensive Income (Loss)...............................     7

                       Notes...................................................................     8

              Item 2.  Management's Narrative Analysis of Results of Operations................    13

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............    15

              Item 4.  Controls and Procedures.................................................    16

PART II       OTHER INFORMATION

              Item 1.  Legal Proceedings.......................................................    17

              Item 2.  Changes in Securities and Use of Proceeds...............................    19

              Item 3.  Defaults Upon Senior Securities.........................................    19

              Item 4.  Submission of Matters to a Vote of Security Holders.....................    19

              Item 5.  Other Information.......................................................    19

              Item 6.  Exhibits and Reports on Form 8-K........................................    19

              Signature........................................................................    20

              Certifications...................................................................    21

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (unaudited)

                                                                Three Months                           Nine Months
                                                             Ended September 30,                   Ended September 30,
                                                        ---------------------------           ---------------------------
(in millions)                                             2002               2001               2002               2001
                                                        --------           --------           --------           --------
NET REVENUES
   Gas distribution                                     $  235.3           $  418.7           $1,270.2           $2,256.5
   Gas transmission and storage                            133.4              134.8              444.5              445.5
   Exploration and Production                               37.3               54.6              146.9              150.4
   Other products and services                              10.8                5.4               38.8               31.9
                                                        --------           --------           --------           --------
Gross Revenues                                             416.8              613.5            1,900.4            2,884.3
   Cost of Sales                                            64.4              242.1              515.9            1,459.7
                                                        --------           --------           --------           --------
Total Net Revenues                                         352.4              371.4            1,384.5            1,424.6
                                                        --------           --------           --------           --------

OPERATING EXPENSES
   Operation and maintenance                               163.3              307.2              544.4              713.7
   Depreciation, amortization and depletion                 44.5               65.2              153.6              173.8
   (Gain) loss on sale or impairment of assets              (1.7)                --               (5.2)              89.2
   Other taxes                                              29.5               29.1              129.5              128.5
                                                        --------           --------           --------           --------
Total Operating Expenses                                   235.6              401.5              822.3            1,105.2
                                                        --------           --------           --------           --------
OPERATING INCOME (LOSS)                                    116.8              (30.1)             562.2              319.4
                                                        --------           --------           --------           --------

OTHER INCOME (DEDUCTIONS)
   Interest expense, net                                   (26.1)             (40.3)             (84.7)            (125.9)
   Other, net                                                3.9                2.7               15.5                6.1
                                                        --------           --------           --------           --------
Total Other Income (Deductions)                            (22.2)             (37.6)             (69.2)            (119.8)
                                                        --------           --------           --------           --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                      94.6              (67.7)             493.0              199.6
INCOME TAXES (BENEFIT)                                      34.7              (22.2)             185.1               79.0
                                                        --------           --------           --------           --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                    59.9              (45.5)             307.9              120.6
                                                        --------           --------           --------           --------
Loss from Discontinued Operations - net of tax                --              (61.1)                --              (62.1)
Change in Accounting - net of tax                             --                 --                 --                4.0
                                                        --------           --------           --------           --------
NET INCOME (LOSS)                                       $   59.9           $ (106.6)          $  307.9           $   62.5
                                                        ========           ========           ========           ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                               September 30,      December 31,
(in millions)                                                                      2002               2001
                                                                                 --------           --------
                                                                                (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
   Utility plant                                                                 $8,414.7           $8,267.0
   Accumulated depreciation and amortization                                     (3,991.2)          (3,879.1)
                                                                                 --------           --------
   Net utility plant                                                              4,423.5            4,387.9
                                                                                 --------           --------
   Gas and oil producing properties, successful efforts method
     United States cost center                                                      975.7              934.2
     Canadian cost center                                                             6.2               14.2
   Accumulated depletion                                                           (429.5)            (407.4)
                                                                                 --------           --------
   Net gas and oil producing properties                                             552.4              541.0
                                                                                 --------           --------
Net Property, Plant and Equipment                                                 4,975.9            4,928.9
                                                                                 --------           --------
INVESTMENTS AND OTHER ASSETS
   Net assets of discontinued operations                                               --               30.0
   Unconsolidated affiliates                                                         58.0               52.9
   Assets held for sale                                                               1.9                 --
   Other investments                                                                 18.8               16.8
                                                                                 --------           --------
Total Investments                                                                    78.7               99.7
                                                                                 --------           --------
CURRENT ASSETS
   Cash and cash equivalents                                                        218.5               53.8
   Accounts receivable (less reserves of $17.4 and $25.3, respectively)             261.0              496.2
   Gas inventory                                                                    320.6              195.7
   Underrecovered gas and fuel costs                                                101.0               60.1
   Materials and supplies, at average cost                                           15.0               14.5
   Price risk management assets                                                      16.5               65.8
   Exchange gas receivable                                                          144.7              186.8
   Prepayments and other                                                            168.2              260.3
                                                                                 --------           --------
Total Current Assets                                                              1,245.5            1,333.2
                                                                                 --------           --------
OTHER ASSETS
   Price risk management assets                                                     107.0                0.1
   Regulatory assets                                                                363.1              364.2
   Deferred charges and other                                                       119.0              169.2
                                                                                 --------           --------
Total Other Assets                                                                  589.1              533.5
                                                                                 --------           --------
TOTAL ASSETS                                                                     $6,889.2           $6,895.3
                                                                                 ========           ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,     December 31,
(in millions)                                                           2002              2001
                                                                      --------          --------
                                                                     (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                   $2,262.4          $2,177.1
Long-term debt, excluding amounts due within one year                  1,388.1           1,356.9
                                                                      --------          --------
Total Capitalization                                                   3,650.5           3,534.0
                                                                      --------          --------
CURRENT LIABILITIES
   Current portion of long-term debt                                     281.7             281.7
   Accounts payable                                                      162.7             244.5
   Customer deposits                                                      18.4              14.0
   Taxes accrued                                                         245.4             232.8
   Interest accrued                                                       75.0              28.6
   Overrecovered gas and fuel costs                                       24.2              45.6
   Price risk management liabilities                                      12.1               4.8
   Exchange gas payable                                                  410.9             285.1
   Current deferred revenue                                              126.2              89.0
   Other accruals                                                        379.9             525.4
                                                                      --------          --------
Total Current Liabilities                                              1,736.5           1,751.5
                                                                      --------          --------
OTHER LIABILITIES AND DEFERRED CREDITS
   Price risk management liabilities                                        --               0.6
   Deferred income taxes                                                 774.7             759.4
   Deferred investment tax credits                                        28.7              29.8
   Deferred credits                                                      125.3             114.0
   Noncurrent deferred revenue                                           338.3             435.4
   Accrued liability for postretirement and pension benefits             112.4             116.2
   Other noncurrent liabilities                                          122.8             154.4
                                                                      --------          --------
Total Other                                                            1,502.2           1,609.8
                                                                      --------          --------
COMMITMENTS AND CONTINGENCIES                                               --                --
                                                                      --------          --------
TOTAL CAPITALIZATION AND LIABILITIES                                  $6,889.2          $6,895.3
                                                                      ========          ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

Nine Months Ended September 30, ( in millions)                                           2002             2001
                                                                                        ------           ------
OPERATING ACTIVITIES
   Net Income                                                                           $307.9           $ 62.5
   Adjustments to reconcile net income to net cash from continuing operations:
     Loss from disposal of discontinued operations                                          --             62.1
     Cumulative effect of accounting change, net of tax                                     --             (4.0)
     Depreciation and depletion                                                          153.6            173.8
     Deferred income taxes                                                                66.6            (35.6)
     Price risk management activity                                                      (19.8)              --
     Earnings from equity investment, net of distributions                                (7.2)           (43.0)
     Loss on impairment of telecommunications asset                                         --             89.2
     (Gain)/loss on sale of assets                                                        (5.2)              --
     Deferred revenue                                                                    (60.0)           (33.4)
     Other - net                                                                            --             52.6
                                                                                        ------           ------
                                                                                         435.9            324.2
                                                                                        ------           ------
   Changes in components of working capital:
     Accounts receivable, net                                                            235.2            237.4
     Gas inventory                                                                      (125.3)          (146.4)
     Accounts payable                                                                    (81.8)           (38.0)
     Accrued taxes                                                                       (26.2)           (55.8)
     Under/Overrecovered gas costs                                                       (66.0)           158.7
     Exchange gas receivable/payable                                                     165.7            193.0
     Other working capital                                                                18.7           (122.8)
                                                                                        ------           ------
Net Cash from Continuing Operations                                                      556.2            550.3
Net Cash from Discontinued Operations                                                       --            178.9
                                                                                        ------           ------
Net Cash from Operating Activities                                                       556.2            729.2
                                                                                        ------           ------
INVESTMENT ACTIVITIES
   Capital expenditures                                                                 (189.4)          (253.4)
   Purchases and sales of investments - net                                                 --              8.2
                                                                                        ------           ------
Net Investment Activities                                                               (189.4)          (245.2)
                                                                                        ------           ------
FINANCING ACTIVITIES
   Issuance (repayment) of short-term debt                                                  --           (521.0)
   Dividend to NiSource                                                                 (202.1)              --
   Other financing activities                                                               --              5.8
                                                                                        ------           ------
Net Financing Activities                                                                (202.1)          (515.2)
                                                                                        ------           ------
Increase (Decrease) in cash and cash equivalents                                         164.7            (31.2)
Cash and cash investments at beginning of year                                            53.8             73.5
                                                                                        ------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $218.5           $ 42.3
                                                                                        ======           ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                                                 53.8              9.8
   Cash paid for income taxes (net of refunds)                                             6.9              8.9
                                                                                        ------           ------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (unaudited)

                                                                      Three Months                       Nine Months
                                                                   Ended September 30,                 Ended September 30,
                                                                -------------------------           -------------------------
(in millions)                                                     2002              2001             2002              2001
                                                                -------           -------           -------           -------
Net Income (Loss)                                               $  59.9           $(106.6)          $ 307.9           $  62.5
   Other comprehensive income (loss), net of tax
     Foreign currency translation adjustment                       (0.7)             (0.7)               --              (1.6)
     Net unrealized gains (losses) on cash flow hedges             (7.7)              7.4               3.5              76.7
     Minimum pension liability adjustment                         (20.9)               --             (20.9)               --
                                                                -------           -------           -------           -------
   Total other comprehensive income (loss)                        (29.3)              6.7             (17.4)             75.1
                                                                -------           -------           -------           -------
Total Comprehensive Income (Loss)                               $  30.6           $ (99.9)          $ 290.5           $ 137.6
                                                                -------           -------           -------           -------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the third quarter of 2002, Columbia carried out the first phase of a reorganization initiative, which resulted in the elimination of approximately 13 executive and other management-level positions throughout the organization. Columbia has accrued approximately $1.7 million of salaries and benefits associated with the eliminated positions. As of September 30, 2002, 8 of the approximately 13 employees were terminated.

For all of the plans, a total of approximately 835 management, professional, administrative and technical positions have been identified for elimination. As of September 30, 2002, approximately 676 employees had been terminated, of whom approximately 143 employees and 233 employees were terminated during the quarter and nine months ended September 30, 2002, respectively. At September 30, 2002 and December 31, 2001, the consolidated balance sheets reflected liabilities of $20.7 million and $31.4 million related to the restructuring plans, respectively. During the quarter and nine months ended September 30, 2002, $6.5 million and $10.8 million of benefits were paid, respectively, as a result of the restructuring plan. Additionally, during the third quarter and nine months ended September 30, 2002, the restructuring plan liability was reduced by $2.0 million and $1.6 million, respectively. The net adjustment during the third quarter was recorded to accommodate revisions to the estimated amounts to be paid under the 2001 and 2000 plans.

During the fourth quarter of 2002, Columbia expects to complete the reorganization initiative, which began in the third quarter. It is expected that a charge of approximately $20 million to $25 million will be recorded in the fourth quarter related to employee severance and the consolidation of facilities.

A portion of the liability related to the 2000 charge was transferred to NiSource. This related to the merger of Columbia Energy Group Services, Inc. with NiSource Corporate Services, Inc. The reported liabilities and employee counts have been reduced to take into account the effect of the merger.

3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On August 21 2001, Columbia sold the stock and assets of Columbia Propane to AmeriGas Partners L.P. (AmeriGas) for approximately $196.0 million, consisting of $152.0 million in cash and $44.0 million of AmeriGas partnership common units. The sale of Columbia Propane resulted in an after-tax loss of $50.6 million. Columbia has also sold substantially all the assets of Columbia Petroleum Corporation.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The loss from discontinued operations are provided in the following table:

                                                     Three Months                       Nine Months
                                                  Ended September 30,               Ended September 30,
                                               ------------------------           ------------------------
(in millions)                                     2002             2001              2002             2001
                                               -------          -------           -------          -------
REVENUES FROM DISCONTINUED OPERATIONS          $    --          $    --           $    --          $    --
                                               -------          -------           -------          -------
Loss from discontinued operations                   --            (94.0)               --            (95.5)
Income tax benefit                                  --            (32.9)               --            (33.4)
                                               -------          -------           -------          -------
NET LOSS FROM DISCONTINUED OPERATIONS          $    --          $ (61.1)          $    --          $ (62.1)
                                               -------          -------           -------          -------

Columbia Energy Resources, Inc. has entered into an agreement to sell a portion of its Canadian oil and gas properties. This transaction is expected to occur in the fourth quarter of 2002. The agreement calls for the sale of the majority of the Ontario assets for approximately $2.0 million. Because the fair value is lower than the book value of the assets, Columbia Resources has written down the value of the held-for-sale assets by $0.3 million in the second quarter of 2002. An additional charge of $0.5 million was recorded in the second quarter of 2002 as a result of a determination that the remaining Ontario assets were impaired.

The net assets of assets held for sale and discontinued operations were as follows:

                                                                                        SEPTEMBER 30,     December 31,
(in millions)                                                                               2002              2001
                                                                                           -----             ------
NET ASSETS OF ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
   Gas and oil producing properties                                                        $ 1.9                $ -
   Other assets                                                                                -               30.0
   Accounts payable                                                                            -                  -
                                                                                           -----             ------
NET ASSETS OF ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS                             $ 1.9             $ 30.0
                                                                                           -----             ------

4.       RISK MANAGEMENT ACTIVITIES

Columbia uses commodity-based derivative financial instruments to manage certain risks inherent in its business. Columbia accounts for its derivatives under Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities."

HEDGING ACTIVITIES. The activity for 2002 with respect to cash flow hedges included the following:

                                                                               Three Months Ended     Nine Months Ended
(in millions, net of tax)                                                      September 30, 2002     September 30, 2002
                                                                               ------------------     ------------------
Net unrealized gains on derivatives qualifying as cash flow hedges
    at the beginning of the period                                                   $ 63.6                 $ 52.4

Unrealized hedging gains (losses) arising during the period on derivatives
   qualifying as cash flow hedges                                                      (7.8)                  26.0

Reclassification adjustment for net loss (gain) included in net income                  0.1                  (22.5)
                                                                                     ------                 ------
Net unrealized gains on derivatives qualifying as cash flow hedges,
   net of tax                                                                        $ 55.9                 $ 55.9
                                                                                     ------                 ------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unrealized gains and losses on Columbia's cash flow and fair value hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains and losses on hedges of $123.5 million and $65.9 million at September 30, 2002 and December 31, 2001, respectively, of which $16.5 million and $65.8 million were included in "Current Assets" and $107.0 million and $0.1 million were included in "Other Assets." Price risk management liabilities related to unrealized gains and losses on hedges were $12.1 million and $5.4 million at September 30, 2002 and December 31, 2001, respectively, of which $12.1 million and $4.8 million were included in "Current Liabilities" and zero and $0.6 million were included in "Other Liabilities and Deferred Credits."

During the third quarter of 2002, a net loss of $0.3 million, net of tax, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during the third quarter, Columbia reclassified an insignificant amount related to its cash flow hedges of natural gas production from other comprehensive income to earnings due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in net income recognition of amounts currently classified in other comprehensive income of approximately $6.9 million, net of tax.

5.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NOS. 141 AND 142 - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The key requirements of the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually. SFAS No. 141 is generally effective for combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Columbia has no goodwill recorded, and therefore, these new statements do not presently affect the company.

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Columbia is currently evaluating the impact of SFAS No. 143 and does not expect the adoption of the statement to have a material effect on its financial condition or results of operations.

6.    TELECOMMUNICATIONS NETWORK

Columbia, through its subsidiary Columbia Transmission Communications (Transcom) has built a dark-fiber optics telecommunications network primarily along its pipeline rights-of-way between New York and Washington D.C. For the year ending December 31, 2002, the network is projected to incur a pre-tax operating loss of approximately $10.7 million. Due to the current oversupply of dark fiber in Transcom's market area, management projects that the company will continue to operate at a loss. The company's future profitability will be dependent on, among other factors, a recovery in the telecommunication market. Columbia is currently reviewing the carrying value of its investment in Transcom and whether an impairment charge will be required. Management continues to pursue and evaluate strategic alternatives, including a sale.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    LONG-TERM NOTES RECEIVABLE

In 1999, Columbia Transmission sold certain gathering facilities to a third party for approximately $22 million. The buyer executed a promissory note, which provides for payment of the purchase price to Columbia Transmission over a five-year period. In the second quarter of 2002, an appropriate reserve was recorded against the receivable in light of the failure to receive timely payments from the counterparty. During the third quarter, management was able to negotiate a new payment schedule and secure a guarantee from the third party's parent company as security for the loan. At September 30, 2002, the balance of the note was approximately $11.0 million, including interest.

8.    MINIMUM PENSION LIABILITY

Due to the decline in the equity markets, the fair value of Columbia's pension fund assets has decreased since September 30, 2001. In addition, the discount rate used to measure the accumulated benefit obligation has decreased, resulting in an increase in the estimated minimum liability. In accordance with FASB Statement No. 87, "Employers' Accounting for Pensions," Columbia recorded a minimum pension liability adjustment at September 30, 2002. The adjustment resulted in a decrease to prepaid pension costs of $28.9 million, an increase in intangible assets of $5.3 million, an increase to retirement benefit liabilities of $9.9 million, an increase to deferred income tax assets of $12.6 million, and a decrease to other comprehensive income of $20.9 million after-tax.

9.    SALE OF EXPLORATION AND PRODUCTION BUSINESS

On October 11, 2002, NiSource announced its intention to sell Columbia Energy Resources, Inc., and its affiliates, including Columbia Natural Resources, Inc., its natural gas exploration and production business. The decision to sell the exploration and production business is part of NiSource's business strategy of focusing on its core, regulated assets and strengthening its balance sheet by reducing debt. NiSource intends to enter into a definitive sale agreement for the exploration and production business by the end of 2002. The results of operations related to the exploration and production business will be displayed as discontinued operations in the fourth quarter 2002 and prior period financial statements will be adjusted to conform to the discontinued operations presentation.

10.   LEGAL PROCEEDINGS

In the normal course of its business, Columbia and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims would not have a material adverse impact on Columbia's consolidated financial position.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.   PRESENTATION OF SEGMENT INFORMATION

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

                                              Three Months                            Nine Months
                                            Ended September 30,                   Ended September 30,
                                        ---------------------------           ---------------------------
(in millions)                             2002               2001               2002               2001
                                        --------           --------           --------           --------
REVENUES
DISTRIBUTION
   Unaffiliated                         $  232.0           $  409.4           $1,253.7           $2,232.3
   Intersegment and affiliates                --                3.1                8.4                3.0
                                        --------           --------           --------           --------
Total                                      232.0              412.5            1,262.1            2,235.3
                                        --------           --------           --------           --------
TRANSMISSION AND STORAGE
   Unaffiliated                            134.6              131.2              449.1              461.1
   Intersegment and affiliates              54.1               54.9              180.2              181.4
                                        --------           --------           --------           --------
Total                                      188.7              186.1              629.3              642.5
                                        --------           --------           --------           --------
EXPLORATION AND PRODUCTION
   Unaffiliated                             39.1               43.5              136.0              117.7
   Intersegment and affiliates               3.0               17.3               28.1               45.8
                                        --------           --------           --------           --------
Total                                       42.1               60.8              164.1              163.5
                                        --------           --------           --------           --------
OTHER PRODUCTS AND SERVICES
   Unaffiliated                              6.3                6.2               18.5               20.0
   Intersegment and affiliates               0.1                0.1                0.2                0.2
                                        --------           --------           --------           --------
Total                                        6.4                6.3               18.7               20.2
                                        --------           --------           --------           --------
Adjustments and eliminations               (52.4)             (52.2)            (173.8)            (177.2)
                                        --------           --------           --------           --------
CONSOLIDATED REVENUES                   $  416.8           $  613.5           $1,900.4           $2,884.3
                                        --------           --------           --------           --------
OPERATING INCOME (LOSS)
   Distribution                         $   17.9           $  (49.4)          $  208.0           $  156.7
   Transmission and Storage                 85.1               30.0              286.5              242.7
   Exploration and Production                7.5                1.4               58.3               32.3
   Other Products and Services               5.4               (2.8)              10.6             (101.5)
   Corporate                                 0.9               (9.3)              (1.2)             (10.8)
                                        --------           --------           --------           --------
CONSOLIDATED                            $  116.8           $  (30.1)          $  562.2           $  319.4
                                        --------           --------           --------           --------

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

                     THIRD QUARTER 2002 CONSOLIDATED RESULTS

Net Income

Columbia reported net income for the third quarter 2002 of $59.9 million versus an operating loss of $106.6 million from the third quarter of 2001. The $166.5 million increase in net income was primarily due to lower operating expenses resulting from a reduction in estimated environmental and litigation expenditures, lower depreciation and depletion expenses, as a result of an impairment of Exploration and Production assets in 2001, a reduction in estimated sales taxes payable related to previous sales of natural gas to retail and wholesale gas marketing customers, lower corporate overhead and insurance recoveries of environmental expenses. In addition, the 2001 period was impacted by a $61.1 million loss from discontinued operations, which reflects the sale of Columbia's propane operations. Slightly offsetting the increase was a decrease in net revenues, which was a result of lower pricing related to increased deliveries of natural gas production under forward sales agreements. The 2001 results reflect the change to successful efforts accounting in the company's Exploration and Production segment.

Net Revenues

Third quarter 2002 consolidated net revenues (operating revenues less cost of sales) were $352.4 million, a $19.0 million decrease over the same period last year. The decrease in net revenues was a result of lower pricing related to increased deliveries of natural gas production under forward sales agreements and decreased off-system natural gas sales at the gas distribution companies.

Expenses

Operating expenses for the third quarter of 2002 were $235.6 million, a decrease of $165.9 million from the same period last year. Operating expenses decreased primarily as a result of a reduction in estimated environmental and litigation expenditures, lower depreciation and depletion expenses, as a result of an impairment of Exploration and Production assets in 2001, a reduction in estimated sales taxes payable related to previous sales of natural gas to retail and wholesale gas marketing customers, lower corporate overhead and insurance recoveries of environmental expenses.

Other Income (Deductions)

Interest expense was $26.1 million for the quarter, a decrease of $14.2 million compared to the third quarter of 2001. The decrease was due to lower short-term interest rates. Other, net for the third quarter of 2002 was $3.9 million, an increase of $1.2 million compared to the prior year.

Income Taxes

Income tax expense of $34.7 million for the third quarter of 2002 increased $56.9 million due higher pre-tax income.

Discontinued Operations

For the third quarter of 2002, Columbia had no activity for discontinued operations. During the comparable period in 2001, Columbia recorded an after-tax loss of $61.1 million associated with the sale of its propane business.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

                        NINE MONTHS CONSOLIDATED RESULTS

Net Income

Columbia reported net income for the first nine months of 2002 of $307.9 million, an increase of $245.4 million from the same period in 2001. The increase was primarily due to lower operating expenses resulting from the $89.2 million write-down related to Columbia's telecommunications network that occurred in the 2001 period, a reduction in estimated environmental and litigation expenditures, insurance recoveries of environmental expenses, lower depreciation and depletion expenses, as a result of an impairment of Exploration and Production assets in 2001, lower corporate overhead, a reduction in estimated sales taxes payable related to previous sales of natural gas to retail and wholesale gas marketing customers and lower amounts for uncollectible customer receivables. In addition, the 2001 period was impacted by a $62.1 million loss on discontinued operations associated with the sale of Columbia's propane operations. Slightly offsetting the increase was a decrease in net revenues, which was a result of the impact of unfavorable weather during the heating season, lower pricing related to increased deliveries of natural gas production under forward sales agreements and a gain of $11.4 million from the sale of base which occurred in the 2001 period. The 2001 results reflect the change to successful efforts accounting in the company's Exploration and Production segment.

Net Revenues

For the first nine months of 2002, consolidated net revenues (operating revenues less cost of sales) were $1,384.5 million, a $40.1 million decrease over the same period last year. This decrease was primarily attributable to 10% warmer weather during the heating season compared to the same period last year, lower pricing related to increased deliveries of natural gas production under forward sales agreements, a reduction in off-system sales and incentive program revenues at the gas distribution companies and a gain of $11.4 million from the sale of base gas that occurred in 2001. Partly offsetting the decrease was increased gas production in the company's Exploration and Production segment.

Expenses

Operating expenses for the first nine months of 2002 were $822.3 million, a decrease of $282.9 million from the same period last year. The decrease was mainly due to lower operating expenses resulting from the $89.2 million write-down related to Columbia's telecommunications network that occurred in the 2001 period, a reduction in estimated environmental and litigation expenditures, insurance recoveries of environmental expenses, lower depreciation and depletion expenses, as a result of an impairment of Exploration and Production assets in 2001, lower corporate overhead, a reduction in estimated sales taxes payable related to previous sales of natural gas to retail and wholesale gas marketing customers and lower amounts for uncollectible customer receivables.

Other Income (Deductions)

Interest expense was $84.7 million for the nine months, a decrease of $41.2 million compared to the first nine months of 2001. The decrease was due to lower short-term interest rates. Other, net for the first nine months of 2002 was $15.5 million, an increase of $9.4 million compared to the prior year.

Income Taxes

Income tax expense of $185.1 million for the first nine months of 2002 increased $106.1 million due to higher pre-tax income.

Discontinued Operations

For the first nine months in 2002, Columbia had no activity for discontinued operations. During the first nine months of 2001, Columbia recorded an after-tax loss of $62.1 million associated with the sale of its propane business.

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

Columbia satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowing from the NiSource Money Pool. Columbia may borrow on an intercompany basis a maximum of one billion dollars through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.75 billion revolving credit facility with a syndicate of banks. The credit facility is guaranteed by NiSource.

As of September 30, 2002, Columbia did not have any intercompany short-term borrowings with NFC outstanding. At September 30, 2002, Columbia had letters of credit issued and outstanding of $170.6 million.

Columbia has entered into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. Under the terms of the swap agreements, Columbia pays interest based on a floating rate index and receives interest based on a fixed rate. The effect of these agreements is to modify the interest rate characteristics of a portion of Columbia's long-term debt from fixed to variable and to hedge the fair value of the underlying debt. On September 3, 2002, Columbia entered into "receive fixed" and "pay floating" interest rate swap agreements totaling $281.5 million with three counterparties effective as of September 5, 2002. According to the agreements, Columbia will receive payments based upon a fixed 7.32% interest rate and will pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus 2.66% per annum. In total, Columbia has entered into fixed-to-variable interest rate swaps on $863.0 million of its long-term debt.

On November 28, 2002, $281.7 million of Columbia's outstanding 6.61% Series B Debentures will be redeemed using funds from the net proceeds of the November 6, 2002 NiSource common stock offering.

Columbia Gas of Ohio is a party to an agreement to sell, without recourse, substantially all of its trade receivables to Columbia Accounts Receivable Corporation (CARC), a wholly owned subsidiary of Columbia. CARC, in turn, is party to an agreement in which it sells a percentage ownership interest in a defined pool of the accounts receivable to a commercial paper conduit. Under these agreements, CARC may not sell any new affiliate receivables to the conduit if Columbia's debt rating falls below BBB or Baa2 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below investment grade, the agreements terminate and CARC may not sell any new receivables to the conduit. As of September 30, 2002, Columbia Gas of Ohio has sold $32.5 million to the conduit.

Management believes that its sources of funding are sufficient to meet the short- and long-term liquidity needs of Columbia.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2)(c).

ITEM 4.  CONTROLS AND PROCEDURES

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Evaluation of Disclosure Controls and Procedures

Columbia's president and chief executive officer and its principal financial officer, after evaluating the effectiveness of Columbia's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 7, 2002, have concluded that, as of such date, Columbia's disclosure controls and procedures were adequate and effective to ensure that material information relating to Columbia and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There were no significant changes in Columbia's internal controls or in other factors that could significantly affect Columbia's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Columbia's internal controls. As a result, no corrective actions were required or undertaken.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

NISOURCE INC.

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

2. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V. COLUMBIA GAS TRANSMISSION CORP., ET AL.

      Plaintiff originally filed a complaint under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines. Plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including by making sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999. In December 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. In May 2001, the Court denied the Columbia defendants' motion to dismiss. The Columbia defendants joined together with numerous other defendants and filed a motion requesting the district court to amend its order to include a certification so that the defendants could request permission from the United States Court of Appeals for the Tenth Circuit to appeal a controlling question of law. That motion was denied on July 2, 2001. Pretrial proceedings continue.

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

4.    VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.

      In February 2000, plaintiff filed a complaint in New York state court against Columbia, Columbia Natural Resources, Inc. (Columbia Natural Resources) and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on the lease by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by Columbia Natural Resources. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia Natural Resources and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has remanded Kershaw back to New York state court. The Columbia defendants' motion to dismiss was partially granted and partially denied by the New York state court judge on September 24, 2001. On December 3, 2001, the defendants filed an answer to the plaintiffs' complaint. Discovery regarding class certification is ongoing.

5.    ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.

      On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. National Propane Corporation was acquired by Columbia in 1999, and this litigation was retained by Columbia when Columbia sold its propane operations in 2001. Plaintiff's complaint arises from an explosion and fire, which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. Written discovery has been completed and expert discovery is to be completed by October 25, 2002. The case has a scheduled trial date of March 31, 2003.

6.    COLUMBIA GAS TRANSMISSION CORP. V. CONSOLIDATION COAL CO., ET AL.

      On December 21, 1999, Columbia Transmission filed a complaint in Federal court in Pittsburgh, Pennsylvania against Consolidation Coal Co. and McElroy Coal Co. (collectively, Consol), seeking declaratory and permanent injunctive relief enjoining Consol from pursuing its current plan to conduct longwall mining through Columbia Transmission's Victory Storage Field (Victory) in northern West Virginia. The complaint was served on April 10, 2000. On September 18, 2002, the parties executed a settlement agreement with respect to this matter and the related case described below, allowing Columbia Transmission to continue operating Victory at full capacity during long wall mining. Technical teams from the parties continue to finalize exhibits to the settlement agreement. Once these exhibits are final, the parties will move to dismiss the litigation.

7.    MCELROY COAL COMPANY V. COLUMBIA GAS TRANSMISSION CORPORATION

      On February 12, 2001, McElroy Coal Company (McElroy), an affiliate of Consolidation Coal Co., filed a complaint against Columbia Transmission in Federal court in Wheeling, West Virginia. The West Virginia complaint seeks declaratory and injunctive relief as to McElroy's alleged right to mine coal within Victory, and Columbia Transmission's obligation to take all necessary measures to permit McElroy to longwall mine. The complaint also seeks compensation for the inverse condemnation of any coal that cannot be mined due to Columbia Transmission's Victory operations. Except for the claim of inverse condemnation, McElroy's West Virginia complaint appears to be virtually identical to Consol's original counterclaim to Columbia Transmission's Federal court action in Pennsylvania. On April 10, 2001, the West Virginia case was dismissed

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

      without prejudice. On September 18, 2002, the parties executed a settlement agreement with respect to this matter and the related case described above, allowing Columbia Transmission to continue operating Victory at full capacity during long wall mining. Technical teams from the parties continue to finalize exhibits to the settlement agreement. Once these exhibits are final, the parties will move to dismiss the litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Omitted pursuant to General Instruction H(2)(b)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Omitted pursuant to General Instruction H(2)(b)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction H(2)(b)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS TO FORM 10-Q

(a) Exhibits

      (12) Statements of Ratio of Earnings to Fixed Charges (filed herewith).

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

(b) Reports on Form 8-K

      There were no reports on Form 8-K filed during the third quarter of 2002.

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







                                                  Columbia Energy Group
                                         ---------------------------------------
                                                      (Registrant)







Date:  November 14, 2002                 By:      /s/ Jeffrey W. Grossman
                                         ---------------------------------------
                                                   Jeffrey W. Grossman
                                                      Vice President
                                              (Principal Accounting Officer
                                               and Duly Authorized Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael W. O'Donnell, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Columbia Energy Group;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002              By:          /s/ Michael W. O'Donnell
                                          -------------------------------------
                                                     Michael W. O'Donnell
                                          President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis McFarland, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Columbia Energy Group;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002              By:           /s/ Dennis McFarland
                                           -------------------------------------
                                                      Dennis McFarland
                                                 Principal Financial Officer