Form 10-K
period 2002-12-31
COLUMBIA ENERGY GROUP
filed 2003-03-03
CIK 22099

As filed with the United States Securities and Exchange Commission on February 28, 2003.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR
              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

                        Commission file number 001-16189

                             COLUMBIA ENERGY GROUP
             (Exact name of registrant as specified in its charter)

                     Delaware                         13-1594808
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          Identification No.)

                     801 East 86th Avenue
                     Merrillville, Indiana                46410
           (Address of principal executive offices)     (Zip Code)

        Registrant's telephone number, including area code (877) 647-5990

Securities registered pursuant to Section 12(b) of the Act:

                    Name of Each Exchange on Which Registered
                             New York Stock Exchange

                                     Debentures
  ---------------------------------------------------------------------------
  6.80% Series C due November 28, 2005   7.42% Series F due November 28, 2015
  7.05% Series D due November 28, 2007   7.62% Series G due November 28, 2025
  7.32% Series E due November 28, 2010

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| or No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes | | or No |X|

As of November 1, 2000, all shares of the registrant's Common Shares, $.01 par value, were issued and outstanding, all held beneficially and of record by NiSource, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I. (1) (A) AND (B) OF FORM 10-K AND IS FILING THIS FORM 10-K UNDER THE REDUCED DISCLOSURE FORMAT.

                       Documents Incorporated by Reference
                                      None

                                    CONTENTS

                                                                                  Page
Part I                                                                             No.
                                                                                  ----
      Item 1. Business .......................................................     3

      Item 2. Properties .....................................................     4

      Item 3. Legal Proceedings ..............................................     5

      Item 4. Submission of Matters to a Vote of Security Holders ............     6

Part II

      Item 5. Market for the Registrant's Common Equity and Related ..........     6
              Stockholder Matters

      Item 6. Selected Financial Data ........................................     6

      Item 7. Management's Narrative and Analysis of Results of Operations ...     7

      Item 7a.Quantitative and Qualitative Disclosures About Market Risk .....    11

      Item 8. Financial Statements and Supplementary Data ....................    12

      Item 9. Change In and Disagreements with Accountants on Accounting and
               Financial Disclosure ..........................................    43

Part III

      Item 10. Directors and Executive Officers of the Registrant ............    43

      Item 11. Executive Compensation ........................................    43

      Item 12. Security Ownership of Certain Beneficial Owners and
                 Management ..................................................    43

      Item 13. Certain Relationships and Related Transactions ................    43

      Item 14. Controls and Procedures .......................................    43

      Item 15. Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K .................................................    44

      Signatures .............................................................    45

      Certifications .........................................................    46

      Exhibits ...............................................................    48

                                          PART I

ITEM 1. BUSINESS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Columbia Energy Group (Columbia) and its subsidiaries are primarily engaged in natural gas transmission, natural gas distribution, and exploration for and production of natural gas and oil. Columbia, organized under the laws of the State of Delaware on September 30, 1926, is a registered holding company under the Public Utility Holding Company Act of 1935 (1935 Act), as amended, and derives substantially all of its revenues and earnings from the operating results of its 18 direct subsidiaries.

Merger with NiSource Inc.

On November 1, 2000, NiSource Inc. (NiSource) completed the acquisition of Columbia for an aggregate consideration of approximately $6 billion, with 30% of the consideration paid in NiSource common stock and the remaining 70% paid in cash and Stock Appreciation Income Linked Securities(SM), referred to as SAILS(SM). In addition, NiSource assumed approximately $2 billion of Columbia debt.

Presentation of Segment Information

Columbia meets the conditions specified in General Instruction I(1)(a) and (b) to Form 10-K and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, such as NiSource, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, the Narrative and Analysis of Results of Operations is included in this report, and Columbia has omitted from this report the information called for by Item 7 (Management's Narrative and Analysis of Results of Operations).

Columbia operates in four segments: Distribution, Transmission and Storage, Exploration and Production and Other.

Distribution Operations

Columbia's five distribution subsidiaries provide natural gas service to nearly
2.1 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. These operations include 33,618 miles of pipelines, 1,350 acres (214 acres owned) covering 5,000 to 6,000 reservoir and protected acres of underground storage, 8 storage wells and one compressor station with 800 horsepower of installed capacity. Columbia's distribution subsidiaries are involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the Columbia distribution subsidiaries for transportation services.

Transmission and Storage Operations

Columbia's transmission and storage subsidiaries own and operate approximately 15,778 miles of interstate pipelines and operate one of the nation's largest underground natural gas storage systems capable of storing approximately 670 billion cubic feet (Bcf) of natural gas. Through its subsidiaries, Columbia Gas Transmission Corporation (Columbia Transmission) and Columbia Gulf Transmission Company, it owns and operates an interstate pipeline network extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. Together, these companies serve customers in 15 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The transmission and storage subsidiaries are engaged in several projects that will expand their service territory and throughput. The largest such project is Millennium Pipeline, which will replace parts of an existing Columbia Transmission pipeline and will transport 700 MDth of natural gas per day to growing markets in New York and the northeast United States.

Exploration and Production Operations

Columbia Energy Resources, Inc. (Columbia Resources), is one of the largest independent natural gas and oil producers in the Appalachian Basin. Columbia Resources produced nearly 55.4 billion cubic feet equivalent (Bcfe) of natural gas and oil for the 5 months ended December 31, 2002. For the year ended 2002, Columbia Resources discovered 124.9 net Bcfe of gas and oil reserves and participated in 243 gross (226.3 net) wells with a success rate of approximately 95 percent. At the end of 2002, Columbia Resources had financial interests in over 8,300 wells, and had net proven gas and oil reserve holdings of 1.2 trillion cubic feet equivalent (Tcfe). Columbia Resources also owns and operates approximately 6,200 miles of gathering pipelines. On January 28, 2003, Columbia announced that its subsidiary Columbia Natural Resources, Inc. (CNR) sold its interest in a natural gas exploration and production joint venture in New York State, representing 39.3 Bcf in reserves and approximately 6.0 Bcf of production, for approximately $95.0 million.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Other

Other is comprised of the remaining gas sales obligations of Columbia Energy Services Inc. (Columbia Energy Services), which was in the commercial and residential natural gas retail business, and the operations of the remaining microwave relay business.

For additional discussion of Columbia's business segments, including financial information for the last three fiscal years, see the Notes to Consolidated Financial Statements.

Competition and Changes in the Regulatory Environment

The regulatory frameworks applicable to Columbia's operations, at both the state and federal levels, are undergoing fundamental changes. These changes have had and will continue to have an impact on Columbia's operations, structure and profitability. At the same time, competition within the gas industry will create opportunities to compete for new customers and revenues. Management continually seeks new ways to be more competitive and profitable in this changing environment, including providing its gas customers with increased customer choice for new products and services, disposing of non-core assets and operations and developing new energy-related products and services for residential, commercial and industrial customers.

Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets, which continue to evolve. During the past few years, local distribution company (LDC) customers and marketers began to purchase gas directly from producers and marketers and an open competitive market for gas supplies emerged. This separation or "unbundling" of the transportation and other services offered by pipelines and LDCs allows customers to select services independent from the purchase of the commodity. Columbia's distribution subsidiaries are involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the Columbia distribution subsidiaries for transportation services.

Other Relevant Business Information

Columbia's customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.

As of December 31, 2002, Columbia had 4,384 employees of which 1,233 were subject to collective bargaining agreements.

Columbia's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations, which are constantly changing, require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices that have subsequently become subject to environmental regulation. Information relating to environmental matters is detailed in Note 15F of the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

Information relating to properties is included in Item 1, Business and is incorporated by reference herein. Assets under lien and other guarantees are described in Note 15C and D of the Notes to Consolidated Financial Statements.

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

      A trial commenced in the third quarter of 1996 in the Court of Queen's Bench for the Province of Alberta and judgment was issued in September 2001. The court dismissed most of the plaintiffs' claims, including the fiduciary duty claim, but did order a reduction of the Carried Interest Account in the amount of $5.3 million (Cdn.) and ordered that the defendants were not entitled to charge the plaintiffs processing fees. The inability to charge the plaintiffs processing fees does not affect Columbia. The monetary value of these two items has not been determined. The plaintiffs have filed an appeal of the judgment. The Court set a hearing date of December 1, 2, and 3, 2003, however, an earlier hearing may be possible.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

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

4.    VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.

      In February 2000, plaintiff filed a complaint in New York state court against Columbia, Columbia Natural Resources, Inc. (CNR) and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on the lease by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by CNR. Plaintiff seeks the alleged royalty underpayments and punitive damages. CNR and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has remanded Kershaw back to New York state court. The Columbia defendants' motion to dismiss was partially granted and partially denied by the New York state court judge on September 24, 2001. On December 3, 2001, the defendants filed an answer to the plaintiffs' complaint. Discovery regarding class certification is ongoing.

5.    ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.

      On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. National Propane Corporation was acquired by Columbia in 1999, and this litigation was retained by Columbia when Columbia sold its propane operations in 2001. Plaintiff's complaint arises from an explosion and fire, which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. Columbia is pursuing a settlement in respect to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                         PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NiSource is the holder of record of all the outstanding common equity securities of Columbia.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I.(2)(A).

ITEM 7. MANAGEMENT'S NARRATIVE AND ANALYSIS OF RESULTS OF OPERATIONS COLUMBIA ENERGY GROUP AND SUBSIDIARIES

INDEX                                                                      PAGE
                                                                           -----
Consolidated Review......................................................   7
Liquidity and Capital Resources..........................................   9

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

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

                               CONSOLIDATED REVIEW

Columbia's income from continuing operations for 2002 was $473.1 million, an increase of $170.3 million from 2001. Income from continuing operations for 2001 was $302.8 million, an increase of $17.9 million from 2000.

Taking into account income from continuing operations and the loss from discontinued operations, Columbia reported net income of $415.4 million in 2002, an increase of $225.5 million from the prior year. Columbia reported net income of $189.9 million in 2001, an increase of $78.1 million from the prior year.

Net Revenues

Total net revenues of $1,943.5 million for 2002 reflected a decrease of approximately $55.6 million from 2001. The decrease in revenues was primarily attributable to lower prices related to increased sales of natural gas production to satisfy requirements under forward sales agreements amounting to $32.7 million, reduced off systems sales, incentive programs and non-weather-related gas sales totaling $23.8 million, and an $8.5 million reduction in gains on the sales of storage base gas. Slightly offsetting the decrease was a $12.9 million impact of favorable weather due to a much colder heating season during the latter part of 2002, which increased natural gas sales and deliveries.

For 2001, total net revenues of $1,999.1 million increased $43.6 million over 2000 primarily due an increase in gas production with increases in both volumes and prices totaling $61.7 million. Partially offsetting the increase was the impact of unfavorable weather of $23.7 million.

Expenses

Total operating expenses for 2002 were $1,124.9 million, a decrease of $226.6 million from 2001, attributable to the reversal of $49.7 million of reserves related to estimated taxes, environmental site characterization results for the pipeline operations and litigation issues; $37.0 due to reduced dry well, geological and other gas and oil production expenses; reduced employee-related, support service and facility expenses amounting to $35.0 million; and $23.6 million from insurance recoveries of environmental expenditures. The 2001 period was negatively affected by $76.5 million from the recognition of reserves mainly comprised of estimated environmental costs for manufactured gas plant sites, legal issues and estimated unrecoverable operating gas costs.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Total operating expenses for 2001 were $1,351.5 million, an increase of $16.2 million from 2000. The increase was primarily due to the earlier period having been favorably impacted by pre-tax gains of $130.6 million and $90.5 million on the sales of Columbia Electric and Cove Point LNG, respectively.
Also contributing to the increase were environmental and litigation contingencies amounting to $56.0 million which were recorded in the 2001 period and increased depreciation and depletion expenses of $10.8 million, due in part to the write down of certain impaired assets in Columbia Resources' Canadian producing region. Mostly offsetting the increase was lower operation and maintenance costs associated with merger-related expenses recorded in 2000 amounting to $228.4 million, lower payroll and benefits costs totaling $15.5 million, which resulted from the 2000 Voluntary Incentive Retirement Program, and lower property taxes totaling $33.7 million.

Other Income (Deductions)

Interest expense and related charges of $115.1 million decreased $55.3 million primarily due to lower short-term interest rates. Interest expense and related charges remained relatively consistent between 2001 and 2000.

Income Taxes

Income tax expense in 2002 totaled $254.5 million, an increase of $66.1 million from 2001, primarily as a result of higher pre-tax income in 2002 as compared to the earlier period. The increase was partly offset by a slightly lower effective tax rate partly due to a lower estimate of average state income taxes for 2002 and $16.1 million in adjustments related to prior years' tax liabilities.

Income tax expense of $188.4 million for 2001 increased $7.7 million from 2000, primarily due to higher pre-tax income.

Discontinued Operations

Discontinued operations reflected an after-tax loss of $57.7 million in 2002 compared to an after-tax loss of $116.9 million in 2001. The 2002 period was unfavorably impacted by a non-cash charge of $51.3 million, after-tax, as a result of the continuing depressed market for dark fiber and Columbia's decision to exit the telecommunications business. The 2001 loss was comprised of an initial write-down of the telecommunication assets amounting to $58.0 million, after-tax, and an after-tax loss on the sale of Columbia Propane Corporation of $50.6 million.

Discontinued operations reflected an after-tax loss of $116.9 million in 2001 compared to an after-tax loss of $173.1 million in 2000. During 2000, Columbia undertook an evaluation of the appropriateness of remaining in certain businesses given the rapidly changing energy industry and the pending merger with NiSource. As a result of this assessment, Columbia decided to exit the energy marketing operations, which included the propane, petroleum and Columbia Energy Services' mass marketing business.

Accounting Change

Effective January 1, 2001, Columbia adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No.
133). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4.0 million and an after-tax reduction to accumulated other comprehensive income (OCI) of approximately $33.6 million, which was recognized in earnings during 2002 and 2001. The adoption also resulted in the recognition of $160.2 million of assets and $193.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of the carrying value of certain long-term debt by $3.8 million.

Refer to "Summary of Significant Accounting Policies - Accounting for Risk Management Activities" and "Risk Management Activities" in the Notes to the Consolidated Financial Statements for further discussion of Columbia's risk management.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES

A significant portion of Columbia's operations is subject to seasonal fluctuations in cash flows. During the heating season, which is primarily from November through March, cash receipts from sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand together with external short-term financing, as needed, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance on facilities, make capital improvements in plant and expand service.

Net cash from continuing operations for the year ended December 31, 2002 was $877.9 million, a $124.0 million increase from the same period in 2001, principally driven by increased earnings, partly offset by increased payments for current liabilities and the timing of the recovery of gas costs.

Columbia satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Columbia may borrow on an intercompany basis a maximum of $1.0 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission (SEC) under the 1935 Act. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.75 billion revolving credit facility with a syndicate of banks which will be reduced to $1.25 billion upon the expiration of a $500.0 million 364-day credit facility on March 20, 2003. The credit facility is guaranteed by NiSource. As of December 31, 2002, Columbia had $136.4 million of intercompany short-term borrowings with NFC outstanding at a weighted average interest rate of 2.11%.

Columbia has entered into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. Under the terms of the swap agreements, Columbia pays interest based on a floating rate index and receives interest based on a fixed rate. The effect of these agreements is to modify the interest rate characteristics of a portion of Columbia's long-term debt from fixed to variable and to hedge the fair value of the underlying debt. On September 3, 2002, Columbia entered into new fixed-to-variable interest rate swap agreements totaling $281.5 million with three counterparties effective as of September 5, 2002. According to the agreements, Columbia will receive payments based upon a fixed 7.32% interest rate and will pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus 2.66% per annum. In total, Columbia has entered into fixed-to-variable interest rate swaps on $663.0 million of its long-term debt.

On November 28, 2002, $281.5 million of Columbia's outstanding 6.61% Series B Debentures was redeemed using cash from operations.

Columbia Gas of Ohio, Inc. (Columbia of Ohio) is a party to an agreement to sell, without recourse, a majority of its trade receivables to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia. CARC, in turn, is party to an agreement in which it sells a percentage ownership interest in a defined pool of the accounts receivable to a commercial paper conduit. Under these agreements, CARC may not sell any new affiliate receivables to the conduit if Columbia's debt rating falls below BBB- or Baa3 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below BB or Ba2, the agreements terminate and CARC may not sell any new receivables to the conduit. As of December 31, 2002, Columbia of Ohio had sold $99.5 million to the conduit.

Contractual Obligations and Commercial Commitments

Columbia has certain contractual obligations that extend beyond 2003. The obligations include long-term debt, lease obligations, and purchase obligations for pipeline capacity, transportation and storage services through Columbia's Distribution subsidiaries. The total contractual obligations in existence at December 31, 2002 were:

(in millions)                            2003       2004       2005       2006       2007      After
-------------                        --------   --------   --------   --------   --------   --------
Long-term debt                       $     --   $     --   $  281.5   $     --   $  281.5   $  792.0
Capital leases                            0.2        0.3        0.3        0.4        0.4        0.6
Operating leases                         17.5       17.2       16.5       16.1       15.8       92.3
Unconditional purchase obligations       53.9       51.3       38.0       31.4       27.9      108.1
                                     --------   --------   --------   --------   --------   --------
Total contractual obligations        $   71.6   $   68.8   $  336.3   $   47.9   $  325.6   $  993.0
                                     --------   --------   --------   --------   --------   --------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Columbia has made certain commercial commitments that extend beyond 2003. The commitments support commercial activities. The total commercial commitments in existence at December 31, 2002 and the years in which they expire were:

(in millions)                            2003       2004       2005       2006       2007      After
-------------                        --------   --------   --------   --------   --------   --------
Guarantees supporting commodity
   transactions of subsidiaries      $   14.0   $     --   $   61.1   $  977.8   $   47.9   $  178.8
Other guarantees                        130.0         --       51.1         --         --      111.8
                                     --------   --------   --------   --------   --------   --------
Total commercial commitments         $  144.0   $     --   $  112.2   $  977.8   $   47.9   $  290.6
                                     --------   --------   --------   --------   --------   --------

Pension Funding

Due to lower than expected returns on plan assets over the past three years and a lower assumed discount rate, Columbia's pension plans are currently in an underfunded position. Although Columbia expects market returns to revert to normal levels as demonstrated in historical periods, Columbia may be required to provide additional funding for the obligations if returns on plan assets fall short of the assumed 9.0% long-term rate. Also, Columbia expects pension expense for 2003 to increase approximately $12.0 million over the amount recognized in 2002. See Note 10 of Notes to the Consolidated Financial Statements for more information.

Management believes that its sources of funding are sufficient to meet the short-term and long-term liquidity needs of Columbia.

                                OTHER INFORMATION

Critical Accounting Policies

Columbia applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on Columbia's results of operations and consolidated balance sheets.

SFAS NO. 71 - ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No.
71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Columbia's rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $525.6 million and $56.4 million at December 31, 2002, and $499.7 million and $93.3 million at December 31, 2001, respectively.

In the event that regulation significantly changes the opportunity for Columbia to recover its costs in the future, all or a portion of Columbia's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Columbia's existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, Columbia would have to apply the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." In management's opinion, Columbia's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Certain of the regulatory assets reflected on Columbia's Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, Columbia believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $117.5 million at December 31, 2002. If Columbia determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

HEDGING ACTIVITIES. Under SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when recovered in revenues.

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

Although Columbia applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is generally high. Columbia generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural gas-related businesses. Columbia had $138.4 million of price risk management assets and $8.5 million of price risk management liabilities primarily related to cash flow hedges at December 31, 2002. The amount of unrealized gains recognized in other comprehensive income was $65.0 million at December 31, 2002.

PENSIONS AND POSTRETIREMENT BENEFITS. Columbia has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, amongst other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of Columbia's pensions and other postretirement benefits see Note 10 of the Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 7 of the Notes to Consolidated Financial Statements for a discussion of risk management activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

INDEX                                                                                   PAGE
-----                                                                                   -----
Independent Auditors' Report.......................................................      13
Statements of Consolidated Income..................................................      14
Consolidated Balance Sheets........................................................      15
Statements of Consolidated Cash Flows..............................................      17
Statements of Consolidated Common Stock Equity.....................................      18
Notes of Consolidated Financial Statements.........................................      19
Schedule II - Valuation and Qualifying Accounts....................................      42

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

To the Shareholder of Columbia Energy Group:

We have audited the accompanying consolidated balance sheets of Columbia Energy Group (a Delaware corporation, the "Corporation" and a wholly owned subsidiary of NiSource Inc.) and subsidiaries as of December 31, 2002 and 2001, and the related statements of consolidated income, cash flows and common stock equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries as of December 31, 2002, and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As explained in Note 1L to the financial statements, effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended.


Deloitte & Touche LLP

Columbus, Ohio
February 13, 2003

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

Year ended December 31, (in millions)                                             2002        2001        2000
-------------------------------------                                         --------    --------    --------
NET REVENUES
   Distribution                                                               $1,623.7    $2,487.0    $1,873.4
   Transmission and Storage                                                      936.7       922.4       939.6
   Exploration and Production                                                    155.7       156.9         2.6
   Other                                                                          53.7        46.2        71.9
   Affiliated revenues                                                            48.5        75.2         1.2
                                                                              --------    --------    --------
Gross Revenues                                                                 2,818.3     3,687.7     2,888.7
   Cost of Sales                                                                 871.4     1,669.1       923.0
   Cost of Sales - Affiliated                                                      3.4        19.5        10.2
                                                                              --------    --------    --------
Total Net Revenues                                                             1,943.5     1,999.1     1,955.5
                                                                              --------    --------    --------
OPERATING EXPENSES
   Operation and maintenance                                                     739.9       946.7     1,140.1
   Depreciation, depletion and amortization                                      207.5       225.9       215.1
   Gain on sale or impairment of assets                                           (5.3)       (0.2)     (222.3)
   Other taxes                                                                   182.8       179.1       202.4
                                                                              --------    --------    --------
Total Operating Expenses                                                       1,124.9     1,351.5     1,335.3
                                                                              --------    --------    --------
OPERATING INCOME                                                                 818.6       647.6       620.2
                                                                              --------    --------    --------
OTHER INCOME (DEDUCTIONS)
   Interest expense, net                                                        (115.1)     (170.4)     (168.8)
   Minority interest                                                                --          --        (3.1)
   Other, net                                                                     24.1        14.0        17.3
                                                                              --------    --------    --------
Total Other Income (Deductions)                                                  (91.0)     (156.4)     (154.6)
                                                                              --------    --------    --------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                           727.6       491.2       465.6
INCOME TAXES                                                                     254.5       188.4       180.7
                                                                              --------    --------    --------
INCOME FROM CONTINUING OPERATIONS                                                473.1       302.8       284.9
                                                                              --------    --------    --------
Loss from Discontinued Operations - net of taxes                                  (6.4)      (66.3)      (13.8)
Estimated loss on the Disposition of Discontinued Operations - net of taxes      (51.3)      (50.6)     (159.3)
Change in Accounting- net of taxes                                                  --         4.0          --
                                                                              --------    --------    --------
NET INCOME                                                                    $  415.4    $  189.9    $  111.8
                                                                              ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)                                              2002         2001
--------------------------------                                         ---------    ---------
ASSETS
PROPERTY, PLANT AND EQUIPMENT
   Utility Plant                                                         $ 8,388.6    $ 8,179.5
   Accumulated depreciation and amortization                              (4,023.8)    (3,879.2)
                                                                         ---------    ---------
   Net utility plant                                                       4,364.8      4,300.3
                                                                         ---------    ---------
   Gas and oil producing properties, successful efforts method
    United States                                                            970.1        925.5
    Canadian                                                                   6.4         22.9
   Accumulated depletion                                                    (431.2)      (407.3)
                                                                         ---------    ---------
   Net gas and oil producing properties                                      545.3        541.1
                                                                         ---------    ---------
Net Property, Plant and Equipment                                          4,910.1      4,841.4
                                                                         ---------    ---------

INVESTMENTS AND OTHER ASSETS
   Assets of discontinued operations                                          79.2        164.2
   Unconsolidated affiliates                                                  35.0         33.0
   Assets held for sale                                                       24.2           --
   Other investments                                                          21.5         14.8
                                                                         ---------    ---------
Total Investments                                                            159.9        212.0
                                                                         ---------    ---------

CURRENT ASSETS
   Cash and cash equivalents                                                  37.4         53.7
   Restricted cash                                                             1.9           --
   Accounts receivable (less reserve of $17.1 and $17.5, respectively)       338.0        520.0
   Unbilled revenue (less reserve of $2.2 and $2.0, respectively)            173.4        156.0
   Gas inventory                                                             214.7        195.7
   Underrecovered gas and fuel costs                                          90.1         60.1
   Materials and supplies, at average cost                                    15.3         14.5
   Price risk management assets                                               25.5         15.1
   Exchange gas receivable                                                   104.6        186.8
   Prepayments and other                                                     174.7        213.2
                                                                         ---------    ---------
Total Current Assets                                                       1,175.6      1,415.1
                                                                         ---------    ---------

OTHER ASSETS
   Price risk management assets                                              112.9         50.2
   Regulatory assets                                                         359.4        364.2
   Intangible assets, less accumulated amortization                            3.0          1.7
   Deferred charges and other                                                 85.4         86.3
                                                                         ---------    ---------
Total Other Assets                                                           560.7        502.4
                                                                         ---------    ---------
TOTAL ASSETS                                                             $ 6,806.3    $ 6,970.9
                                                                         =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

As of December 31, (in millions)                                    2002        2001
--------------------------------                               ---------   ---------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                            $ 2,396.2   $ 2,177.2
Long-term debt, excluding amounts due within one year            1,387.8     1,357.4
                                                               ---------   ---------
Total Capitalization                                             3,784.0     3,534.6
                                                               ---------   ---------

CURRENT LIABILITIES
   Current portion of long-term debt                                 0.2       281.7
   Short-term borrowings                                             0.8        72.7
   Accounts payable                                                357.8       324.6
   Customer deposits                                                21.0        14.0
   Taxes accrued                                                   185.1       232.9
   Interest accrued                                                 27.2        28.6
   Overrecovered gas and fuel costs                                 13.1        45.7
   Price risk management liabilities                                 8.5         4.8
   Exchange gas payable                                            411.9       282.3
   Current deferred revenue                                        129.6        89.0
   Other accruals                                                  357.0       436.4
                                                               ---------   ---------
Total Current Liabilities                                        1,512.2     1,812.7
                                                               ---------   ---------

OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes                                           805.9       756.0
   Deferred investment tax credits                                  28.4        29.8
   Deferred credits                                                 41.6        27.9
   Noncurrent deferred revenue                                     305.4       435.4
   Accrued liability for postretirement and pension benefits       114.4       116.2
   Liabilities of discontinued operations                            2.1        18.3
   Other noncurrent liabilities                                    212.3       240.0
                                                               ---------   ---------
Total Other                                                      1,510.1     1,623.6
                                                               ---------   ---------
COMMITMENTS AND CONTINGENCIES                                         --          --
                                                               ---------   ---------
TOTAL CAPITALIZATION AND LIABILITIES                           $ 6,806.3    $6,970.9
                                                               =========   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)                                     2002        2001        2000
--------------------------------------                                --------    --------    --------
OPERATING ACTIVITIES
   Net Income                                                         $  415.4    $  189.9    $  111.8
   Adjustments to reconcile net income to net cash from
     continuing operations:
     Depreciation, depletion and amortization                            207.5       225.9       215.1
     Net changes in price risk management activities                     (25.3)      (61.0)         --
     Deferred income taxes and investment tax credits                    107.9       (17.3)      111.5
     Deferred revenue                                                    (89.5)     (362.5)      197.2
     Gain on sale of assets                                               (5.3)       (0.2)     (222.3)
     Loss on sale of discontinued assets                                  51.3        50.6       159.3
     Loss from discontinued operations                                     6.4        66.3        13.8
     Other assets                                                          7.9        65.0         --
     Other liabilities                                                      --        91.8        31.5
   Changes in assets and liabilities:
     Accounts receivable, net                                            173.7       154.7      (201.9)
     Inventories                                                         (19.8)      (48.3)       (2.5)
     Accounts payable                                                     72.2       (87.8)      142.4
     Taxes accrued                                                       (46.5)       55.7       (58.1)
     (Under) Overrecovered gas and fuel costs                            (62.5)      108.9      (143.0)
     Exchange gas receivable/payable                                     211.9       355.7      (279.5)
     Other accruals                                                      (96.8)       18.7       (29.8)
     Other assets                                                        (33.9)      (10.6)       (3.1)
     Other liabilities                                                     3.3       (41.6)      490.8
                                                                      --------    --------    --------
Net Cash from Continuing Operations                                      877.9       753.9       533.2
Net Cash from Discontinued Operations                                    (16.2)      120.2        12.8
                                                                      --------    --------    --------
Net Cash from Operating Activities                                       861.7       874.1       546.0
                                                                      --------    --------    --------
INVESTMENT ACTIVITIES
   Capital expenditures                                                 (322.4)     (347.1)     (464.0)
   Proceeds from disposition of assets                                      --        12.4       312.9
                                                                      --------    --------    --------
Net Investment Activities                                               (322.4)     (334.7)     (151.1)
                                                                      --------    --------    --------
FINANCING ACTIVITIES
   Retirement of long-term debt                                         (281.7)         --      (310.9)
   Changes in short-term debt                                            (71.8)     (521.0)       55.5
   Issuance of common stock                                                 --          --         6.5
   Acquisition of treasury stock                                            --          --      (114.1)
   Dividends paid - common shares                                       (202.1)       (0.3)      (54.1)
   Other financing activity                                                 --       (37.8)       37.6
                                                                      --------    --------    --------
Net Financing Activities                                                (555.6)     (559.1)     (379.5)
                                                                      --------    --------    --------
Increase (Decrease) in cash and temporary cash investments               (16.3)      (19.7)       15.4
Cash and temporary cash investments at beginning of year                  53.7        73.4        58.0
                                                                      --------    --------    --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR                    $   37.4    $   53.7    $   73.4
                                                                      ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest, net of amounts capitalized                    119.8       106.6       162.7
   Interest capitalized                                                    3.3         3.0         0.7
   Cash paid for income taxes (net of refunds)                           162.9       143.5        69.2
                                                                      --------    --------    --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                          Common Stock*
                                 -----------------------------                                           Accumulated
                                      Shares                    Additional                 Unearned            Other
(in millions, except for         Outstanding    Par   Treasury     Paid In   Retained       Employee    Comprehensive
share amounts)                   (Thousands)  Value      Stock     Capital   Earnings   Compensation    Income (Loss)       Total
------------------------         ----------   -----   --------  ----------   --------   ------------    -------------   ---------
BALANCE AT DECEMBER 31, 1999         81,308   $ .08    $(135.0)   $1,611.6    $ 508.0      $    (0.6)         $  0.3    $ 1,985.1

Comprehensive Income:
    Net income                                                                  111.8                                       111.8
    Loss on foreign currency
    translation                                                                                                 (0.7)        (0.7)
                                                                                                                        ----------
Comprehensive Income                                                                                                        111.1
                                                                                                                        ----------
Cash dividends:
    Common stock                                                                (54.1)                                      (54.1)
Common stock issued:
    Long-term incentive plan            120                            6.6                       0.6                          7.2
    Reduction in par value                     (0.1)                                                                         (0.1)
Purchase of treasury stock          (1,889)             (114.1)                                                            (114.1)
Retirement of treasury stock                             249.1      (249.1)                                                    --
                                    -------   -----    -------    --------    -------      ---------          ------    ---------
BALANCE AT DECEMBER 31, 2000         79,539   $ 0.7    $    --    $1,369.1    $ 565.7      $      --          $ (0.4)   $ 1,935.1
                                    -------   -----    -------    --------    -------      ---------          ------    ---------
Comprehensive Income:
    Net income                                                                  189.9                                       189.9
    Net unrealized gains on
    derivatives, net of tax                                                                                     52.4         52.4
    Loss on foreign currency
    translation                                                                                                 (0.7)        (0.7)
                                                                                                                        ----------
Comprehensive Income                                                                                                        241.6
                                                                                                                        ----------
Cash dividends:
    Common stock                                                                 (0.3)                                       (0.3)
Common stock issued:
    Long-term incentive plan                    0.1                   (0.1)                                                    --
    Reduction in issued shares      (79,536)   (0.8)                   0.8                                                     --
Tax benefit allocation                                                 0.8                                                    0.8
                                    -------   -----    -------    --------    -------      ---------          ------    ---------
BALANCE AT DECEMBER 31, 2001              3   $  --    $    --   $ 1,370.6    $ 755.3      $      --          $ 51.3    $ 2,177.2
                                    -------   -----    -------    --------    -------      ---------          ------    ---------
Comprehensive Income:
    Net income                                                                  415.4                                       415.4
    Net unrealized gains on
    derivatives, net of tax                                                                                     12.6         12.6
    Gain on available for
     sale securities                                                                                             0.4          0.4
    Minimum pension liability                                                                                  (20.0)       (20.0)
                                                                                                                        ----------
Comprehensive Income                                                                                                        408.4
                                                                                                                        ----------
Cash dividends:
    Common stock                                                               (202.1)                                     (202.1)
Tax benefit allocation
(See Note 1M)                                                         12.7                                                   12.7
                                    -------   -----    -------    --------    -------      ---------          ------    ---------
BALANCE AT DECEMBER 31, 2002              3   $  --    $    --   $ 1,383.3    $ 968.6      $      --          $ 44.3    $ 2,396.2
                                    -------   -----    -------    --------    -------      ---------          ------    ---------

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Columbia Energy Group (Columbia) and its wholly-owned subsidiaries after the elimination of all intercompany accounts and transactions. Investments for which at least a 20% interest is owned, certain joint ventures and limited partnership interests of more than 3% are accounted for under the equity method. Except where noted above, investments with less than a 20% interest are accounted for under the cost method. Net earnings from investments are reflected as a component of gross revenues. Certain reclassifications have been made to the prior period financial statements to conform to the 2002 presentation.

B. CASH AND CASH EQUIVALENTS. Columbia considers all investments with original maturities of three months or less to be cash equivalents. Columbia reports amounts required to be deposited in brokerage accounts for margin requirements in the restricted cash balance sheet caption.

C. BASIS OF ACCOUNTING FOR RATE-REGULATED SUBSIDIARIES. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Columbia's rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. In the event that regulation significantly changes the opportunity for Columbia to recover its costs in the future, all or a portion of Columbia's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Columbia's existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If Columbia would not be able to continue to apply the provisions of SFAS No. 71, Columbia would be required to apply the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of Financial Accounting Standards Board (FASB) Statement No. 71." In management's opinion, Columbia's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Regulatory assets and liabilities were comprised of the following items:

At December 31, (in millions)                              2002      2001
-----------------------------                           -------   -------
ASSETS
    Environmental costs                                 $  52.3   $  69.2
    Postemployment and postretirement benefits costs      123.5     137.1
    Percent of income plan receivables                     23.5      24.5
    Retirement income plan costs                           16.8      14.3
    Regulatory effects of accounting for income taxes      79.8      80.2
    Post in-service carrying charges                       14.6      13.2
    Underrecovered gas costs                               90.1      60.1
    Depreciation expense                                   85.3      64.5
    Other                                                  39.7      36.6
                                                        -------   -------
TOTAL REGULATORY ASSETS (of which $166.2 million
  and $135.5 million are current.)                      $ 525.6   $ 499.7
                                                        -------   -------
LIABILITIES
    Rate refunds and reserves                           $   8.4   $   9.1
    Overrecovered gas costs                                13.1      45.7
    Regulatory effects of accounting for income taxes      27.4      30.0
    Other                                                   7.5       8.5
                                                        -------   -------
TOTAL REGULATORY LIABILITIES                            $  56.4   $  93.3
                                                        -------   -------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Regulatory assets of approximately $220.8 million are not presently included in the rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through cost of service. The remaining recovery periods generally range from one to fifteen years. Regulatory assets of approximately $117.5 million require specific rate action.

The Public Utility Commission of Ohio (PUCO) authorized Columbia of Ohio, Inc. (Columbia of Ohio) to revise its depreciation accrual rates for the period January 1, 1999 through December 31, 2004. The revised depreciation rates are lower than those, which would have been utilized if Columbia of Ohio were not subject to regulation. The amount of depreciation that would have been recorded for 2002 had Columbia of Ohio not been subject to rate regulation was $34.2 million, a $20.8 million increase over the $13.4 million reflected in rates. Including amounts for years prior to 2002, a regulatory asset has been established in the amount of $85.3 million at December 31, 2002.

D. UTILITY PLANT AND OTHER PROPERTY AND RELATED DEPRECIATION. Property, plant and equipment (principally utility plant) are stated at cost. For rate-regulated companies, an allowance for funds used during construction (AFUDC) is capitalized on all classes of property except organization, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service. For non-regulated companies, interest during construction (IDC) is capitalized pursuant to SFAS No. 34, "Capitalization of Interest Cost." The 2002 pre-tax rates for AFUDC and IDC were 3.3% and 7.5%, respectively. The 2001 and 2000 pre-tax rates for AFUDC were 7.6% and 6.8%, respectively, and for IDC were 6.8% and 6.8%, respectively. The decline in the 2002 AFUDC rate, as compared with 2001, was due to lower short-term interest rates and the use of short-term borrowings to fund construction efforts.

Improvements and replacements of retirement units are capitalized at cost. When units of property are retired, the accumulated provision for depreciation is charged with the cost of the units and the cost of removal, net of salvage. Maintenance, repairs and minor replacements of property are charged to expense.

Columbia's subsidiaries provide for annual depreciation on a composite straight-line basis. The average annual depreciation rates for the distribution subsidiaries' property were 2.7%, 2.8% and 2.8% in 2002, 2001, and 2000. The average annual depreciation rates for the transmission subsidiaries' property were 2.3%, 2.4% and 2.4% in 2002, 2001, and 2000.

E. INTANGIBLE ASSETS. Intangible assets are recorded at cost (i.e. estimated fair value) and are amortized on a straight-line basis. Of the $3.0 million of intangible assets, Columbia had approximately $2.3 million of intangible assets recorded at December 31, 2002, which reflected the additional minimum liability associated with the unrecognized prior service cost of the pension plans pursuant to SFAS No. 87, "Employers' Accounting for Pensions."

F. REVENUE RECOGNITION. Columbia's distribution subsidiaries bill customers on a monthly cycle billing basis. Revenues are recorded on the accrual basis and include an estimate for gas delivered but unbilled at the end of each accounting period. Cash received in advance from sales of commodities to be delivered in the future is deferred and recognized as income upon delivery of the commodity.

G. ESTIMATED RATE REFUNDS. Certain rate-regulated subsidiaries collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refunds liabilities are recorded which reflect management's current judgment of the ultimate outcome of the proceedings. No provisions are made when, in the opinion of management, the facts and circumstances preclude a reasonable estimate of the outcome.

H. ACCOUNTS RECEIVABLE SALES PROGRAM. Columbia enters into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of accounts receivable in the accompanying consolidated balance sheets and as operating cash flows in the accompanying consolidated statements of cash flows. The costs of this program, which are based upon the purchasers' level of investment and borrowing costs, are charged to other income in the accompanying consolidated statements of income.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

I. USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

J. GAS COST ADJUSTMENT CLAUSE. Columbia's distribution subsidiaries defer differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable tariff provisions.

K. GAS INVENTORY. The distribution subsidiaries' gas inventory is carried at cost on a last-in, first-out (LIFO) basis. The excess of replacement cost of gas inventory at December 31, 2002, over the carrying value is approximately $194.8 million. Liquidation of LIFO layers related to gas delivered by the distribution subsidiaries does not affect income since the effect is passed through to customers as part of purchased gas adjustment tariffs.

L. ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS No. 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Columbia adopted SFAS No. 133 effective January 1, 2001, resulting in a cumulative after-tax increase to net income of approximately $4.0 million and an after-tax reduction to other comprehensive income of approximately $33.6 million.

If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings.

Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the completion of the hedged transaction. If a forecasted transaction corresponding to a cash flow hedge is not expected to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings consistent with the rate treatment.

M. INCOME TAXES AND INVESTMENT TAX CREDITS. Columbia and its subsidiaries record income taxes to recognize full interperiod tax allocations. Under the liability method of income tax accounting, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Previously recorded investment tax credits of the regulated subsidiaries were deferred and are being amortized over the life of the related properties to conform to regulatory treatment.

Columbia joins in the filing of consolidated federal and state income tax returns with its parent company, NiSource Inc. (NiSource), and certain of NiSource's other affiliated companies. Columbia and its subsidiaries are parties to a tax allocation agreement under which the consolidated tax is allocated among the members of the group in proportion to each member's relative contribution to the group's consolidated tax liability. Additionally, NiSource's tax savings are allocated to its subsidiaries and recognized as adjustments to equity. The amount of tax savings allocated to Columbia for the 2001 tax year was $12.7 million.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

N. ENVIRONMENTAL EXPENDITURES. Columbia accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and site-specific costs. The liability is adjusted as further information is discovered or circumstances change. Rate-regulated subsidiaries applying SFAS No. 71 establish regulatory assets on the balance sheet to the extent that future recovery of environmental remediation costs is probable through the regulatory process.

O. AFFILIATED COMPANY TRANSACTIONS. Columbia receives executive, financial, sales and marketing, and administrative and general services from an affiliate, NiSource Corporate Services Company (NCS), a wholly-owned subsidiary of NiSource. The costs of these services are charged to Columbia based on payroll costs consists primarily of employee compensation and benefits and expenses incurred by NCS employees for the benefit of Columbia. These costs totaled $193.2 million, $199.2 million and $188.6 million for 2002, 2001 and 2000, respectively, consisting primarily of employee compensation and benefits that were included in operation and maintenance expense.

Columbia recorded gas sales, transportation and storage revenues from affiliates of $48.5 million, $75.2 million and $1.2 million and purchased natural gas from affiliated companies in the amount of $3.4 million, $19.5 million and $10.2 million during 2002, 2001 and 2000, respectively.

At December 31, 2002, Columbia had $136.4 million of affiliated short-term borrowings from the NiSource Money Pool at a weighted average interest rate of 2.1%, which was included in the line caption "Accounts Payable" on the balance sheet.

Columbia had notes receivable from NCS totaling $23.9 million, all of which were non-current at December 31, 2002. The interest is payable semi-annually and is based on rates ranging from 7.3% to 8.1 %. The maturities range from November 2005 to November 2025.

P. EXCISE TAXES. Columbia accounts for excise taxes that are customer liabilities by separately stating on its invoices the tax to its customers and recording amounts invoiced as liabilities payable to the applicable taxing jurisdiction. These types of taxes, comprised largely of sales taxes collected, are presented on a net basis affecting neither revenues nor cost of sales. Columbia accounts for other taxes for which it is liable by recording a liability for the expected tax with a corresponding charge to "Other Taxes" expense.

Q. GAS AND OIL PRODUCING PROPERTIES. Columbia accounts for the acquisition, exploration and development activities related to oil and gas reserves using the successful efforts method. Under the successful efforts method of accounting, except for property acquisition costs, only costs associated with specific discovered reserves are capitalized. Capitalized costs include mineral interests in properties, wells and related equipment and facilities, support equipment, and uncompleted wells. Depletion expense is equal to annual production multiplied by the depletion rate per unit that is derived by spreading the total costs capitalized under successful efforts over the number of units expected to be extracted over the life of the reserves on a lease basis.

2. REGULATORY MATTERS

Changes in gas industry regulation, which began in the mid-1980s at the federal level, have broadened to retail customers at the state level. Large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Distribution's facilities for transportation services for many years. This opportunity to choose an alternative supplier has been migrating into the small commercial and residential customer classes with approved or pilot transportation programs being used in all states served by Columbia's five distribution subsidiaries. As of December 31, 2002, approximately 0.7 million of Distribution's residential and commercial customers had selected an alternate supplier.

Distribution continues to explore customer choice opportunities through regulatory initiatives in all of its jurisdictions. While these programs are intended to provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Distribution expects to play a substantial role in supplying gas commodity services to its customers in the foreseeable future. As customers enroll in these programs and purchase their gas from other suppliers, the Distribution subsidiaries are sometimes left with pipeline capacity they have contracted for, but no longer need. The state commissions in jurisdictions served by Distribution are at various stages in addressing these issues and other transition considerations. Distribution is currently recovering, or has

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered. Methodologies for mitigating or recovering transition costs include incentive sharing mechanisms, reducing levels of pipeline capacity and mandatory assignment of pipeline capacity to alternative suppliers.

     In December 1999, the PUCO approved a request from Columbia of Ohio that extends Columbia of Ohio's Customer CHOICE(SM) program through October 31, 2004, freezing base rates through October 31, 2004 and resolves the issue of transition costs from pipeline capacity. Under the agreement, Columbia of Ohio assumes total financial risk for mitigation of transition capacity costs at no additional cost to customers. Columbia of Ohio has the opportunity to utilize non-traditional revenue sources as a means of offsetting the costs.

On November 20, 2001, the PUCO issued final rules to implement the provisions of choice legislation enacted by the Ohio General Assembly on March 27, 2001. The rules have been approved by a Joint Committee on Agency Rule Review of the Ohio Legislature, and were effective on July 5, 2002. The new rules establish the process for PUCO certification and regulation of competitive retail natural gas suppliers, establish minimum service standards for competitive natural gas suppliers, and specify the procedures for establishment of governmental aggregation programs, in which consumers have the right to "opt-out" of the program. Columbia of Ohio filed tariffs incorporating the rules on November 1, 2002. A number of communities in the service territory of Columbia of Ohio have passed aggregation initiatives in recent elections. There are approximately 0.2 million eligible customers in these communities. Two communities began governmental aggregation in late 2002 and it is anticipated that other communities will begin the governmental aggregations in 2003.

As part of the Kentucky Public Service Commission (KPSC) order approving the acquisition of Columbia, Columbia Gas of Kentucky, Inc. (Columbia of Kentucky) was required to file a rate case that included an estimate of net merger savings and a mechanism to reflect merger savings on customers' bills. On May 1, 2002, Columbia of Kentucky filed a general rate case, requesting an increase in revenue of approximately $2.5 million or 4% of annual operating revenues including the net merger savings. On September 30, 2002, Columbia of Kentucky and all other parties of record in this proceeding filed a settlement with the KPSC. The settlement was approved by the KPSC on December 13, 2002. The settlement reduces Columbia of Kentucky's base rates by $7.8 million, with $0.5 million of the reduction recovered through a tracking mechanism to cover the costs of a program to support low-income customers. The changes become effective in March 2003.

3.      NISOURCE ACQUISITION OF COLUMBIA

     On November 1, 2000, NiSource Inc. (NiSource) completed its acquisition of Columbia for an aggregate consideration of approximately $6 billion, primarily consisting of $3.9 billion in cash, 72.4 million shares of common stock valued at $1.8 billion and Stock Appreciation Income Linked Securities(SM), referred to as SAILSSM, (units each consisting of zero coupon debt security coupled with a forward equity contract) valued at $114 million. NiSource also assumed approximately $2 billion in Columbia debt. As part of the Merger Agreement, the stock options under Columbia's Long-Term Incentive Plans were cancelled. The holders of the stock options received approximately $120.6 million from the cash-out of the stock options. The acquisition of Columbia by NiSource triggered change in control payments of approximately $44.5 million under certain employment agreements. The cost of the cash-out of the stock options and the change of control payments of approximately $155.9 million were charged to 2000. As provided for in the Merger Agreement, NiSource organized a new company that serves as the holding company for Columbia and its subsidiaries.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2002, Columbia developed a new reorganization initiative, which resulted in the elimination of approximately 200 positions throughout the organization mainly affecting executive and other management-level employees. Columbia accrued approximately $21.6 million of salaries and benefits associated with the eliminated positions during 2002. As of December 31, 2002, 66 of the approximately 200 employees were terminated.

For all of the plans, a total of approximately 1,000 management, professional, administrative and technical positions have been identified for elimination. As of December 31, 2002, approximately 780 employees had been terminated, of whom approximately 328 employees were terminated during 2002. At December 31, 2002 and December 31, 2001, the consolidated balance sheets reflected liabilities of $35.4 million and $31.4 million related to the restructuring plans, respectively. During 2002 and 2001, $15.1 million and $10.7 million of benefits were paid as a result of the restructuring plans, respectively. Additionally, during 2002, the restructuring plan liability was reduced by $2.5 million due to a reduction in estimated expenses related to previous reorganization initiatives. The net pretax charge to earnings for 2002 was $19.1 million. Columbia accrued approximately $10.8 million during 2001.

5.    DISCONTINUED OPERATIONS

During the fourth quarter of 2002, Columbia decided to exit the telecommunications business. The 2002 period included an after-tax impairment charge of $51.3 million related to the continuing depressed market for dark fiber and Columbia's decision to exit the telecommunications business. An initial after-tax impairment related to the telecommunications business of $52.0 million was recorded in 2001 due to Columbia's determination that the carrying value of the assets exceeded the realizable value. The results of operations related to Columbia Transmission Communications Corporation (Transcom) are displayed as discontinued operations for all periods presented and are reflected as net assets and net liabilities of discontinued operations on the consolidated balance sheet at December 31, 2002.

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

In the third quarter 2000, Columbia sold Columbia Energy Services Inc. (Columbia Energy Services) Retail Mass Marketing business to The New Power Company. The proceeds from the sale were $44.2 million. Columbia Energy Services ceased operations of its Major Accounts business during the third quarter of 2000. As of December 31, 2000, Columbia Energy Services' Wholesale and Trading operations, Major Accounts and Retail Mass Markets businesses essentially ceased all operations.

The loss from discontinued operations are provided in the following table:

(in millions)                               2002        2001        2000
-------------                           --------    --------    --------
REVENUES FROM DISCONTINUED OPERATIONS        2.0          --       872.1
                                        --------    --------    --------

Loss from discontinued operations          (10.2)     (102.0)      (18.7)
Income tax benefit                          (3.8)      (35.7)       (4.9)
                                        --------    --------    --------
NET LOSS FROM DISCONTINUED OPERATIONS       (6.4)      (66.3)      (13.8)
                                        --------    --------    --------

On January 28, 2003, Columbia announced that its subsidiary Columbia Natural Resources, Inc. (CNR) sold its interest in a natural gas exploration and production joint venture in New York State representing 39.3 billion cubic feet in reserves and approximately 6.0 Bcf of production for approximately $95.0 million. The assets of CNR's interest in the joint venture are reported as assets held for sale on the consolidated balance at December 31, 2002.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net assets and net liabilities of discontinued operations and net assets and net liabilities held for sale were as follows:

As of December 31, (in millions)                                           2002        2001
-------------------------------                                        --------    --------
ASSETS HELD FOR SALE AND NET ASSETS OF
    DISCONTINUED OPERATIONS
    Accounts receivable, net                                           $   13.4    $    6.1
    Property, plant and equipment, net                                     31.3        87.5
    Other assets                                                           58.7        70.6
                                                                       --------    --------
Assets Held for Sale and Net Assets of
    Discontinued Operations                                               103.4       164.2
                                                                       --------    --------

LIABILITIES HELD FOR SALE AND LIABILITIES OF
    DISCONTINUED OPERATIONS
    Current liabilities                                                    (2.1)      (18.3)
                                                                       --------    --------
Liabilities Held for Sale and Liabilities of Discontinued Operations       (2.1)      (18.3)
                                                                       --------    --------
NET ASSETS AND NET LIABILITIES HELD FOR SALE AND NET ASSETS
    AND NET LIABILITIES OF DISCONTINUED OPERATIONS                     $  101.3    $  145.9
                                                                       --------    --------

6.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NOS. 141 AND 142 - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The key requirements of the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing for goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually.

SFAS No. 141 is generally effective for combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

Columbia adopted the provisions of SFAS No. 141 on July 1, 2001, and adopted SFAS No. 142 on January 1, 2002. The statements had no impact on Columbia's results of operations, as Columbia has no goodwill on its balance sheet.

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for legally required asset retirement obligations in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. The rate-regulated subsidiaries will defer the difference between the amount recognized for depreciation and the amount collected in rates as required pursuant to SFAS No. 71. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for Columbia beginning January 1, 2003.

Columbia currently estimates that the adoption of SFAS No. 143 on January 1, 2003 will result in the recognition of total asset retirement obligation liabilities of approximately $50.0 million. The combined amount for depreciation and accretion for 2003 is estimated to total $4.0 million. Of this amount, $0.6 million is related to rate-regulated subsidiaries and will be deferred as a regulatory asset. Columbia will also recognize a charge of $0.2 million for asset retirement obligations associated with the telecommunications network.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Columbia undertook an effort to identify the assets impacted by SFAS No. 143, align the assets with types of asset retirement obligations and develop a plan for measurement of the obligations for each asset group. Retirement obligations were identified at each of the business segments.

For the Distribution segment, the groups of assets reviewed for retirement obligations include distribution and service pipelines (almost all of which are on permanent easements), gas meters, underground gas storage facilities, propane gas facilities and underground storage tanks. Although the pipelines, underground gas storage facilities, propane gas facilities and underground storage tanks on owned property have certain legal obligations to remove the assets upon retirement, the lives of the assets are presently indeterminate and, therefore, the liabilities are not quantifiable. Regulatory requirements in certain states require a particular number or percentage of meters be removed each year. The meters may be refurbished and reused or disposed of. No legal obligation exists to dispose of the removed meters; therefore, no liability would be recognized related to retirement obligations for meters. For underground gas storage tanks on leased property, where a determinate life exists, the cost to remove and dispose of the tanks is minimal.

Transmission and Storage segment assets include pipelines, storage fields and wells, storage tanks, compressor stations and offshore pipeline and platform facilities in the Gulf of Mexico. From an operational viewpoint, the onshore pipelines, related compressor stations and storage fields and wells presently have indeterminate lives and, therefore, the liabilities related to retirement obligations are not quantifiable. The compressor stations have legal obligations associated with their retirement involving the removal of facilities. The pipeline facilities are generally on land leased through permanent easements, which are silent with regard to removal. The pipelines are generally retired in place. Retirement obligations are quantifiable for the removal of facilities related to certain storage fields where Federal Energy Regulatory Commission
(FERC) approval for abandonment has been obtained and compressor stations that have been shut down. Obligations to remove offshore platforms and cut, cap and fill offshore pipelines exist upon retirement, and hence are covered by SFAS No. 143.

The Exploration and Production segment has retirement obligations for compressor stations, wells and well pipelines on either owned or leased land, treatment and injection facilities and disposal wells. The compressor stations presently have indeterminate lives; therefore an estimate of the liability for the associated retirement obligations is not calculable. The other facilities generally have determinate lives and liabilities will be measured for the estimated retirement obligations. Columbia estimates that most of the retirement obligations associated with its assets will be related to exploration and production assets primarily due to the large number of wells.

SFAS NO. 146 - ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The standard will be effective for exit or disposal activities initiated after December 2002. Columbia does not expect the Statement to have a material effect on its financial condition or results of operations. The costs associated with Columbia's restructuring plans initiated in 2002 were recorded in conformity with EITF No. 94-3.

FASB INTERPRETATION NO. 45 - GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Columbia does not expect FIN 45 to have a material impact on its financial position or results of operations. Refer to "Other Commitments and Contingencies
- Guarantees and Indemnities" in Note 15D for further discussion of Columbia's guarantees.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    RISK MANAGEMENT ACTIVITIES

Columbia is exposed to market risk due to fluctuations in commodity prices, primarily at its exploration and production subsidiary. Columbia uses commodity-based derivative financial instruments to manage certain risks in its business. Columbia accounts for its derivatives under SFAS No. 133. Financial instruments authorized for use by Columbia for hedging include futures, swaps and options. Columbia is also exposed to interest rate risk and has entered into interest rate swaps to hedge a portion of the interest rate risk associated with its long-term debt.

The activity for the years 2002 and 2001 affecting other comprehensive income, with respect to cash flow hedges included the following:

(in millions, net of tax)                                                  2002        2001
-------------------------                                              --------    --------
Net unrealized gains (loss) on derivatives qualifying as cash
    flow hedges at the beginning of the period                         $   52.4    $  (33.6)

Unrealized hedging gains arising during the period on
    derivatives qualifying as cash flow hedges                             20.8        87.8

Reclassification adjustment for net gain included in net income            (8.2)       (1.8)
                                                                       --------    --------
Net unrealized gains on derivatives qualifying as cash flow hedges
     at the end of the period                                          $   65.0    $   52.4
                                                                       --------    --------

Unrealized gains and losses on Columbia's hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains and losses on hedges of $138.4 million and $65.3 million at December 31, 2002 and 2001, respectively, of which $25.5 million and $15.1 million were included in "Current Assets" and $112.9 million and $50.2 million were included in "Other Assets." Price risk management liabilities related to unrealized gains and losses on hedges of $8.5 million and $4.8 million at December 31, 2002 and 2001, respectively, were included in "Current Liabilities."

During 2002 and 2001, a net loss of $0.7 million and a net gain of $0.7 million, net of tax, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during 2002 and 2001, Columbia reclassified $3.1 million and $2.4 million related to its cash flow hedges of natural gas production from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $12.3 million, net of tax.

For regulatory incentive purposes, the Columbia distribution subsidiaries (Columbia LDCs) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings.

CNR has engaged in commodity and basis swaps to hedge the anticipated future sale of natural gas. These contracts are derivatives and are designated as cash flow hedges of anticipated future sales.

Columbia Energy Services, Inc. (Columbia Energy Services) has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future physical purchase of gas from the gas supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Columbia has entered into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. The effect of these agreements is to modify the interest rate characteristics of a portion of Columbia's long-term debt from fixed to variable. On September 3, 2002, Columbia entered into new fixed-to-variable interest rate swap agreements for a combined notional amount of $281.5 million with three counterparties effective as of September 5, 2002. Columbia will receive payments based upon a fixed 7.32% interest rate and pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus 2.66 percent per annum. There was no exchange of premium at inception of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the one-time right to cancel the swaps on September 5, 2007.

As a result of the interest rate swap transactions; $663.0 million of Columbia's long-term debt is now subject to fluctuations in interest rates. The interest rate swaps are designated as fair value hedges. The effectiveness of the interest rate swaps in offsetting the exposure to changes in the debt's fair value is measured using the short-cut method pursuant to SFAS No. 133. Columbia had no net gain or loss recognized in earnings due to ineffectiveness during 2002 or 2001.

8.    EQUITY INVESTMENT SUBSIDIARIES

Certain investments of Columbia are accounted for under the equity method of accounting. All investments shown as limited partnerships are limited partnership interests. The following is a list of Columbia's equity investments at December 31, 2002.

                                                                                                    %of Voting
                                                                                                      Power or
                Investee                                         Type of Investment              Interest Held
                --------                                         ------------------              -------------
Binghamton Cogeneration Limited Partnership                     Limited Partnership                       10.0
Binghamton Cogeneration Limited Partnership                     Limited Partnership                       23.3
Millennium Pipeline Company, L.P.                               Limited Partnership                       47.0
Millennium Pipeline Management Company, L.L.C.                     LLC Membership                         47.5
                                                                                                          ----

9.    INCOME TAXES

The components of income tax expense are as follows:

Year Ended December 31, (in millions)                2002        2001        2000
-------------------------------------            --------    --------    --------
INCOME TAXES
Current
    Federal                                      $  143.9    $  180.1    $   61.7
    State                                             2.7        25.2         7.4
                                                 --------    --------    --------
Total Current                                       146.6       205.3        69.1
                                                 --------    --------    --------
Deferred
    Federal                                          82.0       (20.0)       94.0
    State                                            27.3         4.5        19.0
                                                 --------    --------    --------
Total Deferred                                      109.3       (15.5)      113.0
                                                 --------    --------    --------
Deferred Investment Credits                          (1.4)       (1.4)       (1.4)
                                                 --------    --------    --------
INCOME TAXES FROM CONTINUING OPERATIONS          $  254.5    $  188.4    $  180.7
                                                 --------    --------    --------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total income taxes from continuing operations are different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference are as follows:

Year Ended December 31, (in millions)                             2002                     2001                     2000
-------------------------------------                     --------------------     --------------------     --------------------
Book income from Continuing Operations before
  income taxes                                            $  727.6                 $  491.2                 $  465.6
Tax expense at statutory Federal income tax rate             254.7        35.0%       171.9        35.0%       163.0        35.0%
Increases (reductions) in taxes resulting from:
  State income taxes, net of Federal income tax benefit       19.5         2.7         19.3         3.9         17.2         3.7
  Estimated non-deductible expenses                            1.1         0.2          1.4         0.3         16.1         3.5
  Prior year tax adjustments                                 (16.1)       (2.2)          --          --           --          --
  Other, net                                                  (4.7)       (0.7)        (4.2)       (0.9)       (15.6)       (3.3)
                                                          --------    --------     --------    --------     --------    --------
INCOME TAXES FROM CONTINUING OPERATIONS                   $  254.5        35.0%    $  188.4        38.3%    $  180.7        38.9%
                                                          --------    --------     --------    --------     --------    --------

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of Columbia's net deferred tax liability are as follows:

At December 31, (in millions)                                                2002        2001
-----------------------------                                            --------    --------
DEFERRED TAX LIABILITIES
    Accelerated depreciation and other property differences              $  796.9    $  793.2
    Unrecovered gas costs                                                    24.4        33.9
    Other regulatory assets                                                 130.2       136.6
    SFAS No. 133 price risk adjustments                                      39.3        18.8
                                                                         --------    --------
Total Deferred Tax Liabilities                                              990.8       982.5
                                                                         --------    --------
DEFERRED TAX ASSETS
    Deferred investment tax credits and other regulatory liabilities        (20.9)      (23.5)
    Pension and other postretirement/postemployment benefits                (50.4)      (43.6)
    Environmental liabilities                                               (37.9)      (45.2)
    Other accrued liabilities                                               (42.5)      (52.1)
    Other, net                                                              (16.0)     (105.2)
                                                                         --------    --------
Total Deferred Tax Assets                                                  (167.7)     (269.6)
                                                                         --------    --------
Less:  Deferred income taxes related to current assets and liabilities       17.2       (43.1)
                                                                         --------    --------
NON-CURRENT DEFERRED TAX LIABILITY                                       $  805.9    $  756.0
                                                                         --------    --------

Other, net includes state income tax loss benefits of $10.6 million and $19.0 million for 2002 and 2001, respectively. These tax loss carry forward benefits expire after 2006.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Due to the decline in the equity markets, the fair value of Columbia's pension fund assets has decreased since September 30, 2001. In addition, the discount rate used to measure the accumulated benefit obligation has decreased, resulting in an increase in the estimated minimum liability. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," Columbia recorded a minimum pension liability adjustment at September 30, 2002. The adjustment resulted in a decrease to prepaid pension costs of $28.9 million, an increase in intangible assets of $2.3 million, an increase to retirement benefit liabilities of $5.7 million, an increase to deferred income tax assets of $12.3 million, and a decrease to other comprehensive income of $20.0 million after-tax. Also, Columbia expects pension expense for 2003 to increase approximately $12.0 million over the amount recognized in 2002.

In 2001, Columbia recorded a reduction in its pension benefit obligation amounting to $23.9 million due to the finalization of the number of employees who elected to convert to an account balance plan from the previous final pay benefit structure. Columbia recorded curtailment gains to net periodic benefits costs in 2001 amounting to $3.3 million and $8.9 million for pensions and other benefits, respectively, related to the reduction in future benefit accruals associated with employees of Columbia Propane. Also, in 2001 a settlement gain of $8.4 million was recorded related to terminated employees who elected to receive lump-sum payments from the pension plan.

The following tables provide a reconciliation of the plan's funded status and amounts reflected in Columbia's consolidated balance sheets at December 31 based on a September 30 measurement date:

                                                       PENSION BENEFITS        OTHER BENEFITS
                                                      -------------------    --------------------
(in millions)                                            2002        2001        2002        2001
-------------                                         -------    --------    --------    --------
CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year          $  680.5    $  776.6    $  271.4    $  260.0
    Service cost                                         20.4        27.6         8.1         9.1
    Interest cost                                        50.0        61.8        17.4        21.2
    Plan participants' contributions                       --          --          --        12.1
    Plan amendments                                      87.7       (23.9)      (13.6)         --
    Actuarial (gain) loss                                  --       (50.1)       23.1        (8.2)
    Settlement (gain) loss                                 --        15.8          --          --
    Curtailment (gain) loss                                --        (5.0)         --       (11.2)
    Settlement payments                                    --       (76.2)         --          --
    Benefits paid                                       (68.7)      (46.1)      (17.8)      (11.6)
                                                     --------    --------    --------    --------
BENEFIT OBLIGATION AT END OF YEAR                    $  769.9    $  680.5    $  288.6    $  271.4
                                                     --------    --------    --------    --------

CHANGE IN PLAN ASSETS
    Fair value of plan assets at beginning of year   $  800.8    $1,012.1    $  124.4    $  140.3
    Actual return on plan assets                        (64.0)      (90.8)       (6.1)      (29.1)
    Employer contributions                                0.2         1.8        20.8        24.8
    Settlement payments                                    --       (76.2)         --          --
    Benefits paid                                       (68.7)      (46.1)      (17.8)      (11.6)
                                                     --------    --------    --------    --------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR             $  668.3    $  800.8    $  121.3    $  124.4
                                                     --------    --------    --------    --------

    Funded status                                    $ (101.6)   $  120.3    $ (167.3)   $ (147.0)
    Contributions made after measurement
      date and before fiscal year end                                  --         6.6         5.9
    Unrecognized actuarial (gain) loss                  128.0       (94.4)       35.5        (2.9)
    Unrecognized prior service cost                       2.3         5.8        (1.1)       13.8
    Unrecognized transition obligation                     --         0.9          --          --
                                                     --------    --------    --------    --------
NET AMOUNT RECOGNIZED AT END OF YEAR                 $   28.7    $   32.6    $ (126.3)   $ (130.2)
                                                     --------    --------    --------    --------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                 PENSION BENEFITS
                                              ----------------------
(in millions)                                     2002          2001
-------------                                 --------      --------
AMOUNTS RECOGNIZED IN THE STATEMENT OF
    FINANCIAL POSITION CONSIST OF:
    Accrued benefit liability                 $   (9.0)     $     --
    Intangible asset                               2.3            --
    Accumulated other comprehensive income        35.4            --
                                              --------      --------
NET AMOUNT RECOGNIZED AT END OF YEAR          $   28.7      $     --
                                              --------      --------

OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO
    CHANGE IN ADDITIONAL MINIMUM LIABILITY
    RECOGNITION                               $   35.4      $     --
                                              --------      --------

                                             PENSION BENEFITS            OTHER BENEFITS
                                           ---------------------     ---------------------
                                               2002         2001         2002         2001
                                           --------     --------     --------     --------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
    SEPTEMBER 30,
    Discount rate assumption                    7.0%         7.5%         7.0%         7.5%
    Compensation growth rate assumption         4.0%         4.5%         4.0%         4.5%
    Medical cost trend assumption                --           --          5.5%         6.0%
    Assets earnings rate assumption *           9.0%         9.0%         9.0%         9.0%
                                           --------     --------     --------     --------

* One of the several established medical trusts and the trust established for life insurance is subject to taxation which results in an after-tax asset earnings rate that is less than 9.00%

The following table provides the components of the plans expense for each of the three years:

                                                        PENSION BENEFITS                       OTHER BENEFITS
                                               ----------------------------------     ----------------------------------
(in millions)                                      2002         2001         2000         2002         2001         2000
-------------                                  --------     --------     --------     --------     --------     --------
NET PERIODIC COST
    Service cost                               $   20.4     $   27.6     $   29.5     $    8.1     $    9.1     $   11.1
    Interest cost                                  50.0         61.8         65.0         17.4         21.2         16.6
    Expected return on assets                     (69.7)       (88.3)       (98.0)        (8.5)        (9.2)        (7.7)
    Amortization of transitional obligation         0.9          1.2          1.2           --           --           --
    Amortization of prior service cost              1.2          3.9          3.9          1.3          0.2          0.2
    Special charge for partial plan termination      --           --          3.1           --           --           --
    Recognized actuarial (gain) loss               (0.3)       (12.6)       (18.3)        (0.7)        (1.1)        (1.7)
    Special termination benefits                     --           --         59.3           --           --         31.9
    Settlement (gain) loss                           --         (8.4)       (95.0)          --           --           --
    Curtailment (gain) loss                          --         (3.3)          --           --         (8.9)          --
                                               --------     --------     --------     --------     --------     --------
NET PERIODIC BENEFITS COST (BENEFIT)           $    2.5     $  (18.1)    $  (49.3)    $   17.6     $   11.3     $   50.4
                                               --------     --------     --------     --------     --------     --------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                             1% point    1% point
(in millions)                                                                increase    decrease
-------------                                                                --------    --------
Effect on service and interest components of net periodic cost               $    4.1    $   (3.5)
Effect on accumulated postretirement benefit obligation                      $   33.2    $  (29.5)
                                                                             --------    --------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.   COMMON STOCK EQUITY

All of Columbia's common equity shares are beneficially held by NiSource.

12.   LONG-TERM DEBT

The long-term debt (exclusive of current maturities) of Columbia and its subsidiaries is as follows:

At December 31, (in millions)                                                    2002        2001
-----------------------------                                                --------    --------
COLUMBIA ENERGY GROUP DEBENTURES
    6.80% Series C due November 28, 2005                                     $  281.5    $  281.5
    7.05% Series D due November 28, 2007                                        281.5       281.5
    7.32% Series E due November 28, 2010                                        281.5       281.5
    7.42% Series F due November 28, 2015                                        281.5       281.5
    7.62% Series G due November 28, 2025                                        229.2       229.2
    Fair value adjustment of debentures for interest rate swap agreements        30.6          --
                                                                             --------    --------
Total Debentures                                                              1,385.8     1,355.2

Subsidiary debt--Capital lease obligations                                        2.0         2.2
                                                                             --------    --------
TOTAL LONG-TERM DEBT                                                         $1,387.8    $1,357.4
                                                                             --------    --------

Columbia has entered into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. Under the terms of the swap agreements, Columbia pays interest based on a floating rate index and receives interest based on a fixed rate. The effect of these agreements is to modify the interest rate characteristics of a portion of Columbia's long-term debt from fixed to variable and to hedge the fair value of the underlying debt. On September 3, 2002, Columbia entered into "receive fixed" and "pay floating" interest rate swap agreements totaling $281.5 million with three counterparties effective as of September 5, 2002. According to the agreements, Columbia will receive payments based upon a fixed 7.32% interest rate and will pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus 2.66% per annum. In total, Columbia has entered into fixed-to-variable interest rate swaps on $663.0 million of its long-term debt.

The aggregate maturities of long-term debt and capitalized lease obligations during the next five years are as follows:

($ in millions)
---------------
2003                                                                         0.2
2004                                                                         0.3
2005                                                                       281.8
2006                                                                         0.4
2007                                                                       281.9
After                                                                      792.6
                                                                           -----

13.   SHORT-TERM DEBT AND CREDIT FACILITIES

At the beginning of 2001, Columbia had two unsecured bank revolving credit facilities available that totaled $900 million (Credit Facilities). The Credit Facilities consisted of a 364-day facility totaling $850 million and a two-year facility totaling $50 million. The Credit Facilities were terminated during 2001 and replaced with NiSource revolving credit facilities.

At December 31, 2002, Columbia had $136.4 million of affiliated short-term borrowings from the NiSource Money Pool at a weighted average interest rate of 2.1%.

At December 31, 2002, approximately $20.7 million of investments were pledged as collateral on outstanding letters of credit related to Columbia's wholly owned insurance company.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying values and estimated fair values of financial instruments were as follows:

                                                CARRYING     ESTIMATED      Carrying     Estimated
                                                  AMOUNT    FAIR VALUE        Amount    Fair Value
At December 31, ($ in millions)                     2002          2002          2001          2001
                                              ----------    ----------    ----------    ----------
Long-term investments                               15.5          15.0           5.0           4.8
Long-term debt (including current portion)       1,388.0       1,485.1       1,639.1       1,677.3
                                              ----------    ----------    ----------    ----------

The long-term debt relates to utility operations. The utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

In October 1999, Columbia of Ohio entered into an agreement to sell, without recourse, a majority of its trade accounts receivable to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia. At the same time, CARC entered into an agreement, with a third party, Canadian Imperial Bank of Commerce, to sell a percentage ownership interest in a defined pool of accounts receivable (Sales Program). Under the Sales Program, CARC can transfer an undivided interest in a designated pool of its accounts receivable on an ongoing basis up to a maximum of $200.0 million, $75.0 million or $50.0 million, as determined by the seasonal fluctuation in Columbia of Ohio's account receivable balances and the mutual consent of both parties. The amount available at any measurement date varies based upon the level of eligible receivables. Under this agreement, approximately $99.5 million of receivables were sold as of December 31, 2002.

Columbia's accounts receivable programs qualify for sale accounting based upon the conditions met in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities." In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Columbia does not retain any interest in the receivables.

15.   OTHER COMMITMENTS AND CONTINGENCIES

A. CAPITAL EXPENDITURES. Capital expenditures for 2003 are currently estimated at $335.0 million. Of this amount, $118.0 million is for the distribution operations and $134.5 million is for the transmission and storage operations. The remainder is for maintaining production levels at the exploration and production operations.

B. OTHER LEGAL PROCEEDINGS. In the normal course of its business, Columbia and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims would not have a material adverse impact on Columbia's consolidated financial position or results of operations.

C. ASSETS UNDER LIEN. Substantially all of Columbia Gas Transmission Corporation's (Columbia Transmission) properties have been pledged to Columbia as security for debt owed by Columbia Transmission to Columbia.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D. GUARANTEES AND INDEMNITIES. As a part of normal business, Columbia and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at December 31, 2002 and the years in which they expire were:

(in millions)                           2003        2004        2005        2006        2007       After
-------------                       --------    --------    --------    --------    --------    --------
Guarantees supporting commodity
    transactions of subsidiaries    $   14.0    $     --    $   61.1    $  977.8    $   47.9    $  178.8
Other guarantees                       130.0          --        51.1          --          --       111.8
                                    --------    --------    --------    --------    --------    --------
Total commercial commitments        $  144.0    $     --    $  112.2    $  977.8    $   47.9    $  290.6
                                    --------    --------    --------    --------    --------    --------

Columbia has issued guarantees, which support up to approximately $1.3 billion in commodity-related payments for its subsidiaries involved in forward gas sales activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

Columbia has also guaranteed purchase and sale agreements guarantees totaling $142.5 million, which guarantee performance of seller's covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sale agreement guarantees are reflected in the consolidated balance sheet.

Management believes that the likelihood Columbia would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

E. INTERNAL REVENUE SERVICE (IRS) AUDIT. The Revenue Agent's Report for years 1996 and 1997, issued on January 28, 2002, was revised and reissued on December 10, 2002 following subsequent negotiations with the IRS. These negotiations resulted in settlement of all remaining issues. A payment of $7.9 million was made to the United States Treasury on December 23, 2002 in settlement of tax and interest related to those issues. The audit of Columbia's 1998 through 2000 tax years, which started on February 19, 2002, continues and is expected to be completed before the end of 2003. Management believes adequate reserves have been established for issues related to these returns.

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

DISTRIBUTION OPERATIONS. Several Distribution subsidiaries are "potentially responsible parties" (PRPs) at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including at former manufactured gas plant
(MGP) sites which such subsidiaries, or their corporate predecessors, own or previously owned or operated. Distribution subsidiaries may be required to share in the cost of clean up of such sites. In addition, some Distribution subsidiaries have corrective action liability under the Resource Conservation and Recovery Act (RCRA) for closure and clean-up costs associated with underground storage tanks and under the Toxic Substances Control Act for clean up of polychlorinated biphenyls released at various facilities.

Distribution subsidiaries are parties to or otherwise involved in clean up of three waste disposal sites under Superfund or similar state laws. For one of these sites the potential liability is de minimis and, for the other two, the final costs of clean up have not yet been determined. As site investigations and clean-ups proceed and as additional information becomes available, the waste disposal site liability is reviewed and adjusted, as necessary.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A program has been instituted to identify and investigate former MGP sites where Distribution subsidiaries or predecessors are the current or former owner. The program has identified 84 such sites. Initial investigation has been conducted at 40 sites. Of these sites, additional investigation activities have been completed or are in progress at 34 sites and remedial measures have been implemented or completed at 19 sites. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5, "Accounting for Contingencies". As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. Columbia is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, Columbia will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 92 (SAB No. 92) which covers accounting and disclosures relating to loss contingencies, SFAS No. 5, and American Institute of Certified Public Accountants SOP 96-1, "Environmental Remediation Liabilities" (SOP No.96-1).

As of December 31, 2002, a reserve of approximately $43.6 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other PRPs and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, Columbia believes that any environmental response actions required, after consideration of insurance coverage, contributions from other PRPs and rate recovery, will not have a material effect on its financial position.

TRANSMISSION AND STORAGE OPERATIONS. Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 Environmental Protection Agency (EPA) Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 240 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Field characterization had been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites and storage well locations and at a number of the 240 facilities.

Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5. As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. As of September 30, 2002, Columbia Transmission completed a sufficient number of the characterization reports and remediation plans to adjust its original estimate for the entire program. As a result, the liability was reduced by $15.5 million. The estimate may be adjusted as additional work is completed consistent with SAB No. 92, SFAS No. 5, and SOP No. 96-1.

Columbia Transmission and Columbia Gulf are PRPs at several waste disposal sites. The potential liability is believed to be de minimis, however, the final allocation of clean-up costs has yet to be determined. As site investigations and clean-ups proceed and as additional information becomes available, waste disposal site liability is reviewed periodically and adjusted.

At December 31, 2002, the remaining environmental liability recorded on the balance sheet of Transmission was $61.3 million. Future expenditures will be charged against the previously recorded liability. A regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on Columbia's operations, liquidity or financial position, based on known facts, existing laws, regulations, Columbia Transmission's cost recovery settlement with customers and the time period over which expenditures will be made.

DISCONTINUED OPERATIONS. Columbia affiliates have retained environmental cleanup liability associated with some of its former operations including those of propane, petroleum and certain local distribution companies. The most significant environmental liability relates to a former MGP site. The remainder of the liability is associated with former petroleum operations.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The ultimate liability in connection with these sites will depend upon many factors including the extent of environmental response actions required, other PRPs and their financial viability, and indemnification from previous facility owners. Only those corrective action costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5 and consistent with SOP No. 96-1. As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. Columbia believes that any environmental response actions required at former operations, for which it is ultimately liable, after consideration of insurance coverage and contributions from other PRPs, will not have a material adverse effect on Columbia's financial position.

ENVIRONMENTAL RESERVES. It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects most environmental assessment and remediation costs to be recoverable through rates for certain Columbia companies.

As of December 31, 2002, a reserve of approximately $108.8 million has been recorded to cover probable corrective actions at sites where Columbia has environmental remediation liability. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other PRPs and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, Columbia believes that any corrective actions required, after consideration of insurance coverages, contributions from other PRPs and rate recovery, will not have a material effect on its financial position or results of operations.

G. OPERATING LEASES. Payments made in connection with operating leases are primarily charged to operation and maintenance expense as incurred. Such amounts were $31.5 million in 2002, $32.6 million in 2001 and $71.6 million in 2000.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are:

($ in millions)
---------------
2003                                                                        17.5
2004                                                                        17.2
2005                                                                        16.5
2006                                                                        16.1
2007                                                                        15.8
After                                                                       92.3
                                                                           -----

H. PURCHASE COMMITMENTS. Columbia has service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2003 to 2014, provide for Columbia to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 2002, were:

($ in millions)
---------------
2003                                                                        53.9
2004                                                                        51.3
2005                                                                        38.0
2006                                                                        31.4
2007                                                                        27.9
After                                                                      108.1
                                                                           -----

Costs incurred under these contracts are generally recovered under Columbia's regulatory cost recovery mechanisms.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.   OTHER COMPREHENSIVE INCOME

The following table displays the components of Other Comprehensive Income.

Year Ended December 31, (in millions)                         2002         2001
-------------------------------------                     --------     --------
Foreign currency translation adjustment                   $   (0.7)    $   (1.1)
Net unrealized gains on cash flow hedges                      65.0         52.4
Minimum pension liability adjustment                         (20.0)          --
                                                          --------     --------
TOTAL OTHER COMPREHENSIVE INCOME, NET                     $   44.3     $   51.3
                                                          --------     --------

17.   INTEREST INCOME AND OTHER, NET

Year Ended December 31, (in millions)        2002         2001         2000
-------------------------------------    --------     --------     --------
Interest income                          $   22.1     $   13.6     $   12.3
Miscellaneous                                 2.0          0.4          5.0
                                         --------     --------     --------
TOTAL INTEREST INCOME AND OTHER, NET     $   24.1     $   14.0     $   17.3
                                         --------     --------     --------

18.   INTEREST EXPENSE AND RELATED CHARGES

Year Ended December 31, (in millions)        2002         2001         2000
-------------------------------------    --------     --------     --------
Interest on long-term debt               $  114.9     $  117.0     $  134.6
Interest on short-term borrowings             3.5         56.2         36.4
Discount on prepayment transactions            --          0.2          0.8
Allowance for borrowed funds used
   and interest during construction          (3.3)        (3.0)        (3.0)
                                         --------     --------     --------
TOTAL INTEREST EXPENSE, NET              $  115.1     $  170.4     $  168.8
                                         --------     --------     --------

19.   SEGMENTS OF BUSINESS

Columbia is a registered holding company under the Public Utility Holding Company Act of 1935, as amended, and derives substantially all of its revenues and earnings from the operating results of its 18 direct subsidiaries. Columbia's operations are divided into four primary business segments. The Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The Transmission and Storage segment offers transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Exploration and Production segment explores for, develops, produces and markets gas and oil in the United States. The Other segment is primarily comprised of the remaining gas sales obligation of Columbia Energy Services, which was in the commercial and residential natural gas retail business, and the operations of the remaining microwave relay business. The dark-fiber optics telecommunications network was moved from other to discontinued operations in 2002. All prior periods were adjusted to reflect this change.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)                                2002         2001         2000
-------------                            --------     --------     --------
REVENUES DISTRIBUTION
   Unaffiliated                          $1,949.3     $2,781.6     $2,035.9
   Intersegment and affiliates                8.4          8.1         (1.9)
                                         --------     --------     --------
Total                                     1,957.7      2,789.7      2,034.0
                                         --------     --------     --------
TRANSMISSION AND STORAGE
   Unaffiliated                             618.9        625.5        615.6
   Intersegment and affiliates              248.3        244.2        248.1
                                         --------     --------     --------
Total                                       867.2        869.7        863.7
                                         --------     --------     --------
EXPLORATION AND PRODUCTION
   Unaffiliated                             176.7        170.4        176.5
   Intersegment and affiliates               33.9         65.3          2.0
                                         --------     --------     --------
Total                                       210.6        235.7        178.5
                                         --------     --------     --------
OTHER PRODUCTS AND SERVICES
   Unaffiliated                              25.7         27.2         49.4
   Intersegment and affiliates                0.2          0.2           --
                                         --------     --------     --------
Total                                        25.9         27.4         49.4
                                         --------     --------     --------
Adjustments and eliminations               (243.1)      (234.8)      (236.9)
                                         --------     --------     --------
CONSOLIDATED REVENUES                    $2,818.3     $3,687.7     $2,888.7
                                         --------     --------     --------

(in millions)                                2002         2001         2000
-------------                            --------     --------     --------
OPERATING INCOME (LOSS)
   Distribution                          $  335.5     $  248.8     $  176.0
   Transmission and Storage                 395.8        362.3        264.9
   Exploration and Production                64.1         51.0         13.3
   Other Products and Services               18.3         (9.9)       102.8
   Corporate                                  4.9         (4.6)        63.2
                                         --------     --------     --------
CONSOLIDATED                             $  818.6     $  647.6     $  620.2
                                         --------     --------     --------
DEPRECIATION AMORTIZATION & DEPLETION
   Distribution                          $   55.2     $   54.3     $   57.4
   Transmission and Storage                 107.9        109.0        109.3
   Exploration and Production                44.3         62.0         42.9
   Other Products and Services                0.1          0.1          0.2
   Corporate                                   --          0.5          5.3
                                         --------     --------     --------
CONSOLIDATED                             $  207.5     $  225.9     $  215.1
                                         --------     --------     --------
ASSETS
   Distribution                          $3,068.2     $3,040.8
   Transmission and Storage               2,796.9      2,884.3
   Exploration and Production               764.0        741.8
   Other Products and Services              130.3        100.3
   Corporate                                 46.9        203.7
                                         --------     --------
CONSOLIDATED                             $6,806.3     $6,970.9
                                         --------     --------
CAPITAL EXPENDITURES
   Distribution                          $  110.9     $  116.2
   Transmission and Storage                 127.1        136.8
   Exploration and Production                90.8        118.8
   Other Products and Services                0.2         28.8
   Corporate                                   --           --
                                         --------     --------
CONSOLIDATED                             $  329.0     $  400.6
                                         --------    --------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of Columbia's business operations due to nonrecurring transactions and seasonal weather patterns, which affect earnings, related components of net revenues and operating income.

                                              FIRST        SECOND         THIRD        FOURTH
($ in millions, except per share data)      QUARTER       QUARTER       QUARTER       QUARTER
--------------------------------------    ---------     ---------     ---------     ---------
2002
   Net Revenues                               623.8         408.6         354.3         556.8
   Operating Income                           328.3         122.9         119.9         247.5
   Income from Continuing Operations          188.6          63.1          62.1         159.3
   Loss from Discontinued Operations -
     net of taxes                              (1.9)         (1.9)         (2.2)        (51.7)
   Net Income                                 186.7          61.2          59.9         107.6

2001
   Net Revenues                               673.1         389.7         378.1         558.2
   Operating Income                           355.4          96.4          66.0         129.8
   Income from Continuing Operations          191.7          39.9          14.9          56.3
   Loss from Discontinued Operations -
     net of taxes                              (3.6)        (60.2)        (31.9)        (21.2)
   Net Income (Loss)                          192.1         (20.3)        (17.0)         35.1
                                          ---------     ---------     ---------     ---------

21.   EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

Reserve information contained in the following tables is based on management's estimates, which were reviewed by the independent consulting firm of Schlumberger Data and Consulting Services. Reserves are reported as net working interest. Gross revenues are reported after deduction of royalty interest payments. Although Columbia has holdings in Canada, no significant costs or reserves are associated with those properties.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RESERVE QUANTITY INFORMATION

                                                        UNITED STATES
                                                   ------------------------
                                                                Oil & Other
                                                       Gas          Liquids
Proved Reserves                                      (Bcf)       (000 Bbls)
                                                   -------     ------------
RESERVES AS OF DECEMBER 31, 1999                     950.5            2,272
    Revisions of previous estimate                    82.2             (764)
    Extensions, discoveries and other additions      120.1               30
    Production                                       (52.3)            (204)
    Purchase of reserves-in-place                      2.5                4
    Sale of reserves-in-place                         (4.4)            (117)
                                                   -------     ------------
RESERVES AS OF DECEMBER 31, 2000                   1,098.6            1,221
    Revisions of previous estimate                   (90.9)            (106)
    Extensions, discoveries and other additions       62.2               --
    Production                                       (53.9)            (213)
    Purchase of reserves-in-place                       --               --
    Sale of reserves-in-place                         (3.2)              (7)
                                                   -------     ------------
RESERVES AS OF DECEMBER 31, 2001                   1,012.8              895
    Revisions of previous estimate                    70.3              672
    Extensions, discoveries and other additions      124.7               31
    Production                                       (54.2)            (202)
                                                   -------     ------------
RESERVES AS OF DECEMBER 31, 2002                   1,153.6            1,396
                                                   -------     ------------
Reserves Held for Sales (a)                           39.3               --
Proved developed reserves as of December 31,
  2000                                               820.6            1,043
  2001                                               729.0              728
  2002                                               819.9            1,262
                                                   -------     ------------

(a) The amount shown as Reserves Held for Sale is included in the total Reserves as of December 31, 2002.

CAPITALIZED COSTS

                                                                UNITED STATES
                                                            -------------------
($ in millions)                                               2002         2001
---------------                                             ------       ------
CAPITALIZED COSTS AT YEAR END
    Proved properties                                        951.5        881.1
    Unproved properties (a)                                   45.3         53.1
                                                            ------       ------
Total capitalized costs                                      996.8        934.2
Accumulated depletion                                       (397.8)      (399.7)
                                                            ------       ------
NET CAPITALIZED COSTS                                        599.0        534.5
                                                            ------       ------

COSTS CAPITALIZED DURING YEAR
    Acquisition properties
      Proved                                                   1.5          2.0
      Unproved                                                 6.2          6.7
    Exploration                                                5.8          7.2
    Development                                               62.5         75.7
                                                            ------       ------
COSTS CAPITALIZED                                             76.0         91.6
                                                            ------       ------

(a) Represents expenditures associated with properties on which evaluations have not been completed.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OTHER EXPLORATION AND PRODUCTION DATA

                                                                       UNITED STATES
                                                               --------------------------------
($ in millions)                                                    2002        2001        2000
---------------                                                --------    --------    --------
Average sales price per Mcf of gas ($)(a)                          3.45        4.04        2.99
Average sales price per barrel of oil and other liquids ($)       19.01       22.52       25.01
Production (lifting) cost per dollar of gross revenue ($)          0.17        0.16        0.18
Depletion rate per dollar of gross revenue ($)                     0.20        0.25        0.22
                                                               --------    --------    --------

(a)   Includes the effect of hedging activities

HISTORICAL RESULTS OF OPERATIONS

                                                UNITED STATES
                                      ----------------------------------
($ in millions)                           2002         2001         2000
---------------                       --------     --------     --------
Gross revenues
    Unaffiliated                         156.9        157.4        159.6
    Affiliated                            33.9         65.3          2.0
Production costs                          32.7         35.7         28.4
Depletion                                 37.4         54.7         35.2
Exploratory expense                       12.2         21.9         18.9
Income tax expense                        41.7         42.5         29.8
                                      --------     --------     --------
RESULTS OF OPERATIONS                     66.8         67.9         49.3
                                      --------     --------     --------

Results of operations for exploration and production activities exclude administrative and general costs, corporate overhead and interest expense. Income tax expense is expressed at statutory rates less Section 29 credits.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                UNITED STATES
                                      ----------------------------------
($ in millions)                           2002         2001         2000
---------------                       --------     --------     --------
Future cash inflows                    6,076.7      3,158.8     11,475.5
Future production costs               (1,045.3)      (793.5)    (1,608.9)
Future development costs                (421.6)      (311.8)      (302.7)
Future income tax expense             (1,861.1)      (792.1)    (3,835.1)
                                      --------     --------     --------
Future net cash flows                  2,748.7      1,261.4      5,728.8
Less:  10% discount                    1,738.1        712.4      3,420.4
                                      --------     --------     --------
STANDARDIZED MEASURE OF DISCOUNTED
    FUTURE NET CASH FLOW               1,010.6        549.0      2,308.4
                                      --------     --------     --------

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the components resulting in changes in the standardized measure of discounted cash flows attributable to proved gas and oil reserves for the three years ending December 31, follows:

                                                                          UNITED STATES
                                                                     ---------------------
($ in millions)                                                          2002         2001
---------------                                                      --------     --------
BEGINNING OF YEAR                                                       549.0      2,308.4
                                                                     --------     --------
Gas and oil sales net of production costs                              (158.1)      (187.0)
Net changes in prices and production costs                              844.3     (2,789.9)
Change in future development costs                                      (65.8)       (14.1)
Extensions, discoveries and other additions, net of related costs       173.9         55.7
Revisions of previous estimates, net of related costs                   139.1        (85.2)
Sales of reserves-in-place                                                 --        (17.2)
Accretion of discount                                                    87.1        384.9
Net change in income taxes                                             (340.4)     1,197.2
Timing of production and other changes                                 (218.5)      (303.8)
                                                                     --------     --------
END OF YEAR                                                           1,010.6        549.0
                                                                     --------     --------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                           Additions - Charged to
                                                         -------------------------
                                            Beginning     Costs and          Other                       Ending
Year Ended December 31, ($ in millions)       Balance      Expenses       Accounts     Deductions       Balance
---------------------------------------    ----------    ----------     ----------     ----------    ----------
Allowance for doubtful accounts (a)
    2002                                         19.5          28.6           44.2           73.0          19.3
    2001                                         15.8          24.9           60.7           81.9          19.5
    2000                                         11.3          19.7           28.3           43.5          15.8

Restructuring Activities (b)
    2002                                         31.4          19.1             --           15.1          35.4
    2001                                         61.7           4.0          (23.6)          10.7          31.4
    2000                                           --          66.9             --            5.2          61.7

Environmental
    2002                                        146.7         (16.8)            --           21.1         108.8
    2001                                        106.4          41.4             --            1.1         146.7
    2000                                        123.6           0.5             --           17.7         106.4

Accumulated Provision for Rate Refunds
    2002                                           --           0.8             --             --           0.8

Reserve for Cost of Operational Gas
    2002                                         12.9          (7.0)            --            2.9           3.0
    2001                                          1.2          19.0             --            7.3          12.9
    2000                                          1.2            --             --             --           1.2
                                           ----------    ----------     ----------     ----------    ----------

(a) Other Accounts primarily reflect reclassifications to a regulatory asset of the uncollectible accounts related to the Percent of Income Plan (PIP) customers of Columbia Gas of Ohio, Inc. and Deductions principally reflect amounts charged off as uncollectible less amounts recovered.

(b) Deductions primarily reflect payments of severance and related termination benefits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

On May 21, 2002 the Board of Directors of NiSource, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the independent public accountants for NiSource and its subsidiaries, Columbia Energy Group and Northern Indiana Public Service Company (collectively, the "Registrants"), and decided to engage Deloitte & Touche LLP to serve as the Registrants' independent public accountants for 2002. Information with respect to this matter is included in NiSource's current report on Form 8-K filed May 21, 2002, which information is incorporated herein by reference.

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


ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Columbia's president and chief executive officer and its principal financial officer, after evaluating the effectiveness of Columbia's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on February 21, 2003, have concluded that, as of such date, Columbia's disclosure controls and procedures were adequate and effective to ensure that material information relating to Columbia and its consolidated subsidiaries would be made known to them by others within those entities.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                                                     COLUMBIA ENERGY GROUP
                                                 -------------------------------
                                                          (Registrant)

Dated:      March 3, 2003                     By:  /s/  Michael W. O'Donnell
      ---------------------------                -------------------------------
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


Dated:      March 3, 2003                     By: /s/  Michael W. O'Donnell
      ----------------------------               -------------------------------
                                                     Michael W. O'Donnell
                                                    President and Director
                                                 (Principal Executive Officer)


Dated:      March 3, 2003                     By: /s/  David J. Vajda
      ----------------------------               -------------------------------
                                                        David J. Vajda
                                                 Vice President and Treasurer
                                                 (Principal Financial Officer)


Dated:      March 3, 2003                     By: /s/  Jeffrey W. Grossman
      ----------------------------               -------------------------------
                                                      Jeffrey W. Grossman
                                                        Vice President
                                                (Principal Accounting Officer)


Dated:      March 3, 2003                     By: /s/  Stephen P. Adik
      ----------------------------               -------------------------------
                                                        Stephen P. Adik
                                                           Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael W. O'Donnell, certify that:

      1.    I have reviewed this annual report on Form 10-K of Columbia Energy
            Group;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 3, 2003                By:    /s/ Michael W. O'Donnell
                                      -------------------------------------
                                              Michael W. O'Donnell
                                        President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David J. Vajda, certify that:

      1.    I have reviewed this annual report on Form 10-K of Columbia Energy
            Group;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this a) All significant deficiencies in the design or operation of internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 3, 2003                By:          /s/ David J. Vajda
                                      ---------------------------------------
                                                   David J. Vajda
                                             Principal Financial Officer

EXHIBITS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Reference is made in the two right-hand columns below to those exhibits, which have heretofore been filed with the U.S. Securities and Exchange Commission. Exhibits so referred to are incorporated herein by reference.

                                                                                                     NiSource Reference
                                                                                                  ------------------------
Exhibit                              Description of Item                                            File No.    Exhibit
---------         -----------------------------------------------------------                     -----------  -----------
3-A         -     Restated Certificate of Incorporation of The Columbia Gas                           1-1098        3-A
                  System, Inc., as amended dated as of November 28, 1995.

3-B         -     By-Laws of The Columbia Gas System, Inc., as amended dated                          1-1098        3-B
                  November 18, 1987.

3-C         -     Certificate of Ownership and Merger, Merging Columbia                               1-1098        3-C
                  Energy Group, Inc. into The Columbia Gas System, Inc.

3-D         -     Amended and Restated By-Laws of Columbia Energy Group as                            1-1098        3-D
                  of February 22, 2000.

4-A         -     Indenture between The Columbia Gas System, Inc. and Marine                        33-64555        4-S
                  Midland Bank, N.A. Trustee, dated as of November 28, 1995.

4-D         -     Third Supplemental Indenture, between The Columbia Gas                            33-64555        4-V
                  System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995.

4-E         -     Fourth Supplemental Indenture, between The Columbia Gas                           33-64555        4-W
                  System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995.

4-F         -     Fifth Supplemental Indenture, between The Columbia Gas                            33-64555        4-X
                  System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995.

4-G         -     Sixth Supplemental Indenture, between The Columbia Gas                            33-64555        4-Y
                  System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995.

4-H         -     Seventh Supplemental Indenture, between The Columbia Gas                          33-64555        4-Z
                  System, Inc. and Marine Midland Bank, N.A., Trustee, dated as of November 28, 1995.

4-I         -     Instrument of Resignation, Appointment and Acceptance dated                         1-1098        4-I
                  as of March 1, 1999, between Columbia Energy Group and
                  Marine Midland Bank, as Resigning Trustee and The First
                  National Bank of Chicago, as Successor Trustee.

10-P(a)     -     Pension Restoration Plan of The Columbia Gas System, Inc.,                          1-1098       10-P
                  amended October 9, 1991.

10-Q(a)     -     Thrift Restoration Plan of The Columbia Gas System, Inc. dated                      1-1098       10-Q
                  January 1, 1989.

10-T        -     Agreement and Bridge Agreement dated December 1, 1993,                              1-1098       10-T
                  between Columbia Gas Transmission Corporation and Consol
                  Pennsylvania Coal Company.

10-AE       -     U.S. Environmental Protection Agency Administrative Order by                        1-1098      10-AE
                  Consent for Removal Actions for Columbia Gas Transmission
                  Corporation dated September 22,1994.

10-AF       -     Amended and Restated Indenture of Mortgage and Deed of                              1-1098      10-AF
                  Trust by Columbia Gas Transmission Corporation to
                  Wilmington Trust Company, dated as of November 28, 1995.

(a)   Executive Compensation arrangements filed pursuant to Item 14 of Form
      10-K.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

                                                                                                     NiSource Reference
                                                                                                  ------------------------
Exhibit                              Description of Item                                            File No.    Exhibit
---------         -----------------------------------------------------------                     -----------  -----------
10-BB(a)     -    Annual Incentive Compensation Plan of The Columbia Gas                              1-1098      10-BB
                  System, Inc., as amended, dated as of November 16, 1988.

10-BE(a)     -    Employment Agreement between Peter M. Schwolsky and The                             1-1098      10-BE
                  Columbia Gas System, Inc., dated May 30, 1995.

10-BF(a)     -    Employment Agreement between Catherine Good Abbott and                              1-1098
                  The Columbia Gas System, Inc., dated January 17, 1996.

10-BH        -    Second amendment to employment agreement by and between                             1-1098
                  the Columbia Energy Group and Peter M. Schwolsky, effective
                  July 21, 2000.

10-BI        -    Second amendment to employment agreement by and between                             1-1098
                  the Columbia Energy Group and Catherine Good Abbott,
                  effective July 21, 2000.

10-BU        -    Share Sale and Purchase Agreement between The Columbia Gas                          1-1098      10-BU
                  System, Inc. and Anderson Exploration Ltd. dated November
                  25, 1991.

10-BV        -    Security Agreement dated as of January 15, 1992, between The                        1-1098      10-BV
                  Columbia Gas System, Inc. and Anderson Exploration Ltd. and
                  Montreal Trust Company of Canada.

10-BW        -    Kotaneelee Litigation Indemnity Agreement dated as of                               1-1098      10-BW
                  December 31, 1991, among The Columbia Gas System, Inc. and
                  Columbia Gas Development of Canada Ltd. and Anderson
                  Exploration Ltd.

10-BX        -    Specified Litigation Indemnity Agreement made as of December                        1-1098      10-BX
                  31, 1991, among The Columbia Gas System, Inc. and Columbia
                  Gas Development of Canada Ltd. and Anderson Exploration
                  Ltd.

10-BY(a)     -    Columbia Gas Restoration Security Trust Agreement dated June                        1-1098      10-BY
                  1, 1991, with Dauphin Deposit Bank and Trust Company.

10-BZ        -    Natural Gas Advance Sale Contract dated August 24, 2000,                            1-1098
                  between Columbia Natural Resources, Inc., and Mahoma II
                  Limited.

10-CA(a)     -    The Columbia Gas System, Inc. Retirement Plan for Outside                           1-1098      10-CA
                  Directors, as amended, August 21, 1991.

10-CB        -    Credit Agreement, dated as of November 28, 1995, among The                          1-1098      10-CB
                  Columbia Gas System, Inc., certain banks party thereto and
                  Citibank, N.A.

10-CC        -    First Amendment and Supplement to Credit Agreement, dated                           1-1098      10-CC
                  December 6, 1995.

10-CF        -    Memorandum of Understanding among the Millennium Pipeline                           1-1098      10-CF
                  Project partners (Columbia Transmission, West Coast Energy,
                  MCN Investment Corp. and TransCanada Pipelines Limited)
                  dated December 1, 1997.

10-CG        -    Agreement of Limited Partnership of Millennium Pipeline                             1-1098      10-CG
                  Company, L.P. dated May 31, 1998.

(a)   Executive Compensation arrangements filed pursuant to Item 14 of Form
      10-K.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

                                                                                                     NiSource Reference
                                                                                                  ------------------------
Exhibit                              Description of Item                                            File No.    Exhibit
---------         -----------------------------------------------------------                     -----------  -----------
10-CH       -     Contribution Agreement Between Columbia Gas Transmission                            1-1098      10-CH
                  Corporation and Millennium Pipeline Company, L.P. dated July
                  31, 1998.

10-CI       -     Regulations of Millennium Pipeline Management Company,                              1-1098      10-CI
                  L.L.C. dated May 31, 1998.

10-CJ       -     Amended and Restated Agreement of Cove Point LNG Limited                            1-1098      10-CJ
                  Partnership between Columbia LNG and PEPCO Energy
                  Company, Inc. dated January 27, 1994.

10-CM       -     Plan of Reorganization for Columbia Gas Transmission                                1-1098      10-CM
                  Corporation as filed with the United States Bankruptcy Court for the District of Delaware on January 18, 1994.

10-DA       -     Natural Gas Advance Sale Contract dated December 1, 1999,                        001-16189      10.30
                  between Columbia Natural Resources, Inc. and Mahonia II
                  Limited.

10-DB       -     First Amendment to Natural Gas Advance Sale Contract (dated                      001-16189      10.31
                  December 1, 1999), effective March 30, 2001, between
                  Columbia Natural Resources, Inc. and Mahonia II Limited.

10-DC       -     Natural Gas Advance Sale Contract dated August 24, 2000,                         001-16189      10.32
                  between Columbia Natural Resources, Inc. and Mahonia II
                  Limited.

10-DD       -     First Amendment to Natural Gas Advance Sale Contract (dated                      001-16189      10.33
                  August 24, 2000), effective March 30, 2001, between Columbia
                  Natural Resources, Inc. and Mahonia II Limited.

10-P        -     Pension Restoration Plan of the Columbia Gas System, Inc.,                       001-16189      10.27
                  amended and restated March 1, 1997.

10-Q        -     Thrift Restoration Plan of the Columbia Gas System, Inc.,                        001-16189      10.28
                  amended and restated January 1, 2000.

12*         -     Statements of Ratio of Earnings to Fixed Charges.

16                Letter from Arthur Andersen LLP regarding change in certifying                   001-16189         16
                  accountant (incorporated by reference to Exhibit 16 to the
                  NiSource Inc. Current Report on Form 8-K dated May 21,
                  2002).

23-A        -     Written consent, dated February 1, 2002, to the filing and use of                001-16189       23.2
                  information contained in such letter report, in Reports and
                  Registration Statements filed during 2001, of Ryder Scott
                  Company Petroleum Engineers, independent petroleum and
                  natural gas consultants.

23-B*       -     Written consent, dated February 25, 2003, to the filing and use of               001-16189       23.3
                  information contained in such letter report, in Reports and
                  Registration Statements filed during 2002, of Schlumberger
                  Data and Consulting Services, independent petroleum and
                  natural gas consultants.

99.1*       -     Certification of Michael W. O'Donnell, Chief Executive Officer,
                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

                                                                                                     NiSource Reference
                                                                                                  ------------------------
Exhibit                              Description of Item                                            File No.    Exhibit
---------         -----------------------------------------------------------                     -----------  -----------
99.2*       -     Certification of David J. Vajda, Principal Financial Officer,
                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith