Form 10-Q
period 2003-03-31
COLUMBIA ENERGY GROUP
filed 2003-05-12
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2003

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ ] or No [X]

As of November 1, 2000, all shares of the registrant's Common Shares, $.01 par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
PART I        FINANCIAL INFORMATION
              Item 1.  Financial Statements

                       Statements of Consolidated Income.......................................          3

                       Consolidated Balance Sheets.............................................          4-5

                       Statements of Consolidated Cash Flows...................................          6

                       Statements of Consolidated Comprehensive Income.........................          7

                       Notes...................................................................          8-12

              Item 2.  Management's Narrative Analysis of Results of Operations................          13-16

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............          16

              Item 4.  Controls and Procedures.................................................          16

PART II       OTHER INFORMATION

              Item 1.  Legal Proceedings.......................................................          17-19

              Item 2.  Changes in Securities and Use of Proceeds...............................          19

              Item 3.  Defaults Upon Senior Securities.........................................          19

              Item 4.  Submission of Matters to a Vote of Security Holders.....................          19

              Item 5.  Other Information.......................................................          19

              Item 6.  Exhibits and Reports on Form 8-K........................................          19

              Signature........................................................................          20

              Certifications...................................................................          21-22

                                     PART I
                                     ------
ITEM 1.  FINANCIAL STATEMENTS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

Three Months Ended March 31, (in millions)                                  2003           2002
-----------------------------------------------------------------------------------------------
NET REVENUES
   Distribution                                                       $  1,021.5      $   588.5
   Transmission and Storage                                                306.7          293.8
   Exploration and Production                                               35.6           51.5
   Other                                                                     7.7           13.4
   Affiliated revenues                                                       2.5           22.6
-----------------------------------------------------------------------------------------------
Gross Revenues                                                           1,374.0          969.8
   Cost of Sales                                                           702.5          335.5
   Cost of Sales - Affiliated                                                4.8           10.5
-----------------------------------------------------------------------------------------------
Total Net Revenues                                                         666.7          623.8
-----------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                               206.0          179.3
   Depreciation, depletion and amortization                                 53.0           58.2
   Gain on sale of assets                                                  (70.4)          (3.8)
   Other taxes                                                              74.8           61.8
-----------------------------------------------------------------------------------------------
Total Operating Expenses                                                   263.4          295.5
-----------------------------------------------------------------------------------------------
OPERATING INCOME                                                           403.3          328.3
-----------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
   Interest expense, net                                                   (23.0)         (29.6)
   Other, net                                                                5.3            5.1
-----------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                            (17.7)         (24.5)
-----------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                     385.6          303.8
INCOME TAXES                                                               147.2          115.2
-----------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                          238.4          188.6
-----------------------------------------------------------------------------------------------
Loss from Discontinued Operations -- net of taxes                           (2.4)          (1.8)
Change in Accounting- net of taxes                                         (16.8)             -
-----------------------------------------------------------------------------------------------
NET INCOME                                                             $   219.2      $   186.8
===============================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,       December 31,
(in millions)                                                                   2003               2002
-------------------------------------------------------------------------------------------------------
                                                                          (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility Plant                                                           $  8,406.6         $  8,388.6
  Accumulated depreciation and amortization                                 (4,049.7)          (4,023.8)
-------------------------------------------------------------------------------------------------------
  Net utility plant                                                          4,356.9            4,364.8
-------------------------------------------------------------------------------------------------------
  Gas and oil producing properties, successful efforts method
    United States                                                              989.1              970.1
    Canada                                                                       6.5                6.4
  Accumulated depletion                                                       (445.5)            (431.2)
-------------------------------------------------------------------------------------------------------
  Net gas and oil producing properties                                         550.1              545.3
-------------------------------------------------------------------------------------------------------
  Other property, at cost, less accumulated depreciation                         2.0                  -
-------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                            4,909.0            4,910.1
-------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
  Assets of discontinued operations                                             77.8               79.2
  Unconsolidated affiliates                                                     35.1               35.0
  Assets held for sale                                                           8.6               24.2
  Other investments                                                             40.6               21.5
-------------------------------------------------------------------------------------------------------
Total Investments                                                              162.1              159.9
-------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and cash equivalents                                                    329.9               37.4
  Restricted cash                                                                  -                1.9
  Accounts receivable (less reserves of $32.8 and $17.1, respectively)         728.7              338.0
  Unbilled revenue (less reserves of $1.9 and $2.2, respectively)              129.2              173.4
  Gas inventory                                                                 32.0              214.7
  Underrecovered gas and fuel costs                                            120.0               90.1
  Materials and supplies, at average cost                                       15.7               15.3
  Price risk management assets                                                  32.1               25.5
  Exchange gas receivable                                                      191.2              104.6
  Prepayments and other                                                        178.0              174.7
-------------------------------------------------------------------------------------------------------
Total Current Assets                                                         1,756.8            1,175.6
-------------------------------------------------------------------------------------------------------

OTHER ASSETS
  Price risk management assets                                                 130.9              112.9
  Regulatory assets                                                            352.8              359.4
  Intangible assets, less accumulated amortization                               3.0                3.0
  Deferred charges and other                                                    82.6               85.4
-------------------------------------------------------------------------------------------------------
Total Other Assets                                                             569.3              560.7
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $  7,397.2         $  6,806.3
=======================================================================================================




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     December 31,
(in millions)                                                      2003             2002
----------------------------------------------------------------------------------------
                                                             (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                          $  2,624.8       $  2,396.2
Long-term debt, excluding amounts due within one year           1,393.3          1,387.8
----------------------------------------------------------------------------------------
Total Capitalization                                            4,018.1          3,784.0
----------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt                                0.2              0.2
   Short-term borrowings                                              -              0.8
   Accounts payable                                               347.2            318.6
   Accounts payable-Affiliated                                     50.2             39.2
   Customer deposits                                               21.6             21.0
   Taxes accrued                                                  302.8            185.1
   Interest accrued                                                58.1             27.2
   Overrecovered gas and fuel costs                                 9.4             13.1
   Price risk management liabilities                               11.7              8.5
   Exchange gas payable                                           483.5            411.9
   Current deferred revenue                                       129.9            129.6
   Accrued liability for postretirement and pension benefits       27.8             27.7
   Other accruals                                                 382.9            329.3
----------------------------------------------------------------------------------------
Total Current Liabilities                                       1,825.3          1,512.2
----------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes                                          835.5            805.9
   Deferred investment tax credits                                 28.0             28.4
   Deferred credits                                                45.4             41.6
   Noncurrent deferred revenue                                    272.8            305.4
   Accrued liability for postretirement and pension benefits      112.9            115.3
   Liabilities held for sale                                        5.5                -
   Liabilities of discontinued operations                           3.0              2.1
   Other noncurrent liabilities                                   250.7            211.4
----------------------------------------------------------------------------------------
Total Other                                                     1,553.8          1,510.1
----------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                         -                -
----------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                         $  7,397.2       $  6,806.3
========================================================================================



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

Three Months Ended March 31, (in millions)                                                  2003               2002
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                          $   219.2          $   186.8
   Adjustments to reconcile net income to net cash from
     continuing operations:
     Depreciation, depletion and amortization                                               53.0               58.2
     Net changes in price risk management activities                                        (5.6)                 -
     Deferred income taxes and investment tax credits                                       40.4              (96.6)
     Deferred revenue                                                                      (32.2)              (3.4)
     Gain on sale of assets                                                                (70.4)              (3.8)
     Change in accounting                                                                   16.8                  -
     Loss from discontinued operations                                                       2.4                1.8
     Other assets                                                                            9.2              107.4
     Other liabilities                                                                      (6.2)             (21.7)
   Changes in assets and liabilities:
     Accounts receivable, net                                                             (353.3)             (35.4)
     Inventories                                                                           182.3              180.0
     Accounts payable                                                                       40.0             (161.7)
     Taxes accrued                                                                         122.4               86.5
     (Under) Overrecovered gas and fuel costs                                              (33.6)              16.1
     Exchange gas receivable/payable                                                       (15.1)             (20.4)
     Other accruals                                                                         52.2               35.1
     Other assets                                                                          (20.7)              62.2
     Other liabilities                                                                      32.5              (40.7)
-------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                                         233.3              350.4
-------------------------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
   Capital expenditures                                                                    (35.8)             (42.0)
   Proceeds from disposition of assets                                                      95.8                  -
-------------------------------------------------------------------------------------------------------------------
Net Investment Activities                                                                   60.0              (42.0)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Changes in short-term debt                                                               (0.8)                 -
   Other financing activity                                                                    -               (2.9)
-------------------------------------------------------------------------------------------------------------------
Net Financing Activities                                                                    (0.8)              (2.9)
-------------------------------------------------------------------------------------------------------------------
Increase in cash and temporary cash investments                                            292.5              305.5
Cash and temporary cash investments at beginning of year                                    37.4               53.8
-------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                                   $   329.9          $   359.3
===================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest, net of amounts capitalized                                          -                8.6
   Interest capitalized                                                                      0.9                0.8
   Cash paid for income taxes (net of refunds)                                               3.4                  -
-------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (unaudited)

Three Months Ended March 31, (in millions)                                                 2003               2002
------------------------------------------------------------------------------------------------------------------
Net Income                                                                            $   219.2          $   186.8
   Other comprehensive income (loss), net of tax
     Foreign currency translation adjustment                                                0.9                0.2
     Net unrealized gains (losses) on cash flow hedges                                      8.8              (15.8)
------------------------------------------------------------------------------------------------------------------
   Total other comprehensive income (loss)                                                  9.7              (15.6)
------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                            $   228.9          $   171.2
------------------------------------------------------------------------------------------------------------------

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

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Columbia's Annual Report on Form 10-K (Form 10-K) for the fiscal year ended December 31, 2002. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.       RESTRUCTURING ACTIVITIES

Since 2000, Columbia has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia by NiSource Inc. (NiSource).

For all of the plans, a total of approximately 1,000 management, professional, administrative and technical positions have been identified for elimination. As of March 31, 2003, approximately 850 employees were terminated, of whom approximately 65 employees were terminated during the first quarter 2003. At March 31, 2003 and December 31, 2002, the consolidated balance sheets reflected liabilities of $29.6 million and $35.4 million related to the restructuring plans, respectively. During the first quarter of 2003 and 2002, $5.4 million and $0.4 million of benefits were paid as a result of the restructuring plans, respectively. Additionally, during the first quarter of 2003, the restructuring plan liability was reduced by $0.4 million due to a reduction in estimated costs related to reorganization initiatives.

3.       DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During 2002, Columbia decided to exit the telecommunications business. The results of operations related to Columbia Transmission Communications Corporation (Transcom) were displayed as discontinued operations on Columbia's consolidated income statements and its assets and liabilities were separately aggregated and reflected as assets and liabilities of discontinued operations on the consolidated balance sheets for all periods presented.

The loss from discontinued operations are provided in the following table:

Three Months Ended March 31, (in millions)                                 2003                2002
---------------------------------------------------------------------------------------------------
REVENUES FROM DISCONTINUED OPERATIONS                                     $  0.1             $  0.2
---------------------------------------------------------------------------------------------------

(Loss) from discontinued operations                                       $ (3.7)            $ (2.8)
Income tax (benefit)                                                        (1.3)              (1.0)
---------------------------------------------------------------------------------------------------
NET (LOSS) FROM DISCONTINUED OPERATIONS                                   $ (2.4)            $ (1.8)
---------------------------------------------------------------------------------------------------

On January 28, 2003, Columbia's subsidiary Columbia Natural Resources, Inc.
(CNR) sold its interest in a natural gas exploration and production joint venture in New York State representing 39.3 billion cubic feet in reserves and approximately 6.0 Bcf of production for approximately $95.0 million. Columbia recognized an after-tax gain of $44.4 million related to the sale in the first quarter 2003. The assets of CNR's interest in the joint venture were reported as assets held for sale on the consolidated balance sheet at December 31, 2002.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



The assets and liabilities of discontinued operations and assets and liabilities held for sale were as follows:

                                                                                       MARCH 31,      December 31,
(in millions)                                                                               2003              2002
------------------------------------------------------------------------------------------------------------------
ASSETS HELD FOR SALE AND ASSETS OF DISCONTINUED OPERATIONS
   Accounts receivable, net                                                            $    11.3         $    13.4
   Property, plant and equipment, net                                                        7.2              31.3
   Other assets                                                                             67.9              58.7
------------------------------------------------------------------------------------------------------------------
Assets Held for Sale and Assets of Discontinued Operations                                  86.4             103.4
------------------------------------------------------------------------------------------------------------------

LIABILITIES HELD FOR SALE AND LIABILITIES OF DISCONTINUED OPERATIONS
   Current liabilities                                                                      (7.1)             (2.1)
   Other liabilities                                                                        (1.4)                -
------------------------------------------------------------------------------------------------------------------
Liabilities Held for Sale and Liabilities of Discontinued Operations                        (8.5)             (2.1)
------------------------------------------------------------------------------------------------------------------
NET ASSETS AND NET LIABILITIES HELD FOR SALE AND NET ASSETS
   AND NET LIABILITIES OF DISCONTINUED OPERATIONS                                      $    77.9         $   101.3
------------------------------------------------------------------------------------------------------------------

4.       RISK MANAGEMENT ACTIVITIES

Columbia is exposed to market risk due to fluctuations in commodity prices, primarily at its exploration and production subsidiary. Columbia uses commodity-based derivative financial instruments to manage certain risks in its business and accounts for its derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity." Financial instruments authorized for use by Columbia for hedging include futures, swaps and options. Columbia is also exposed to interest rate risk and has entered into interest rate swaps to hedge a portion of the interest rate risk associated with its long-term debt.

HEDGING ACTIVITIES. The activity for the first quarter 2003 affecting other comprehensive income, with respect to cash flow hedges included the following:

(in millions, net of tax)                                                                                     2003
------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow hedges at the
   beginning of the period                                                                                $   65.0

Unrealized hedging gains arising during the period on derivatives qualifying
    as cash flow hedges                                                                                       10.8

Reclassification adjustment for net (gain) included in net income                                             (2.0)
------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period               $   73.8
------------------------------------------------------------------------------------------------------------------

Unrealized gains and losses on Columbia's hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains on hedges of $163.0 million and $138.4 million at March 31, 2003 and December 31, 2002, respectively, of which $32.1 million and $25.5 million were included in "Current Assets" and $130.9 million and $112.9 million were included in "Other Assets." Price risk management liabilities related to unrealized losses on hedges of $11.7 million and $8.5 million at March 31, 2003 and December 31, 2002, respectively, were included in "Current Liabilities."

During the first quarter 2003, a net loss of $0.1 million, net of tax, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during the first quarter, Columbia reclassified no amounts from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $15.0 million, net of tax.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 143 -- Accounting for Asset Retirement Obligations. In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. The rate-regulated subsidiaries will defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

Columbia's asset retirement obligations liability was mainly comprised of obligations for plugging and abandonment costs related to the exploration and production operations. Significant liabilities were also calculated for the pipeline operations related to disposing of offshore platforms, cutting, capping and filling offshore pipelines and certain storage facilities planned for abandonment. Minor liabilities were identified for the telecommunications network, which is currently classified as a discontinued operation. Asset retirement obligations related to the gas distribution facilities and gas pipeline networks were identified, however the associated liabilities were not quantifiable due to the indeterminate lives of the associated assets.

Columbia adopted the provisions of SFAS No. 143 on January 1, 2003, and as a result Columbia recognized an asset retirement obligations liability of $49.2 million. In addition, Columbia capitalized $19.3 million in additions to plant assets, net of accumulated amortization. An expense of $1.7 million was recognized immediately upon adoption related to discontinued operations. The cumulative after-tax effect of adopting SFAS No. 143 amounted to $16.8 million. Certain costs of removal, that have been and continue to be included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of Columbia's accumulated depreciation and amortization was approximately $283.5 million at March 31, 2003.

For the first quarter 2003, Columbia recognized amortization expense of $0.2 million related to the amounts capitalized as additions to plant and recognized $0.8 million of accretion expense. The asset retirement obligations liability totaled $50.0 million at March 31, 2003. Had Columbia adopted SFAS No. 143 at the dates the actual liabilities were incurred, the asset retirement obligations liability would have been $44.7 million and $40.8 million at December 31, 2001 and 2000, respectively.

6.       STOCK OPTIONS AND AWARDS

NiSource currently issues long-term incentive grants to key management employees, including the management of Columbia. SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. Columbia continues to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for awards granted under the stock-based compensation plans. The following table illustrates the effect on net income as if Columbia had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Three Months Ended March 31, ($ in millions)                                                  2003             2002
-------------------------------------------------------------------------------------------------------------------
NET INCOME
   As reported                                                                               219.2            186.8
   Less:  Total stock-based employee compensation expense
          determined under the fair value method for all
          awards, net of tax                                                                   1.3              0.6
-------------------------------------------------------------------------------------------------------------------
   Pro forma                                                                                 217.9            186.2
-------------------------------------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       LEGAL PROCEEDINGS

In the normal course of its business, Columbia and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims would not have a material adverse impact on Columbia's consolidated financial position or results of operations.

8.       ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table displays the components of Accumulated Other Comprehensive Income, included in "Common Stock Equity," on the consolidated balance sheets.

                                                                  MARCH 31,     December 31,
(in millions)                                                          2003             2002
---------------------------------------------------------------------------------------------
Foreign currency translation adjustment                            $      -       $    (0.9)
Gain on available for sale securities                                   0.3              0.3
Net unrealized gains on cash flow hedges                               73.8             65.0
Minimum pension liability adjustment                                  (20.5)           (20.1)
---------------------------------------------------------------------------------------------
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME, NET                 $    53.6        $    44.3
---------------------------------------------------------------------------------------------

9.       GUARANTEES AND INDEMNITIES

As a part of normal business, Columbia and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of other subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at March 31, 2003 and the years in which they expire were:

(in millions)                                  2003        2004         2005         2006        2007        After
-------------------------------------------------------------------------------------------------------------------
Guarantees supporting commodity
   transactions of subsidiaries             $     -       $   -      $  50.0      $ 920.0      $ 45.9      $ 166.6
Other guarantees                              130.0           -         51.1            -           -        109.2
-------------------------------------------------------------------------------------------------------------------
Total commercial commitments                $ 130.0       $   -      $ 101.1      $ 920.0      $ 45.9      $ 275.8
-------------------------------------------------------------------------------------------------------------------

Columbia has issued guarantees, which support up to approximately $1.2 billion of commodity-related payments for its subsidiaries involved in satisfying requirements under forward gas sales agreements. These guarantees were provided to counterparties in order to facilitate the transactions. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

Columbia has purchase and sales agreement guarantees totaling $142.5 million, which guarantee performance of the seller's covenants, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the consolidated balance sheets.

Management believes that the likelihood Columbia would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.      PRESENTATION OF SEGMENT INFORMATION

Columbia manages its operations in four primary segments: Distribution, Transmission and Storage, Exploration and Production, and Other. The following table provides information concerning these major business segments. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income (loss) is derived from revenues and expenses directly associated with each segment.

Three Months Ended March 31, (in millions)                                                 2003              2002
-----------------------------------------------------------------------------------------------------------------
REVENUES
DISTRIBUTION
   Unaffiliated                                                                      $  1,161.3         $   708.9
   Intersegment and affiliates                                                                -               4.6
-----------------------------------------------------------------------------------------------------------------
Total                                                                                   1,161.3             713.5
-----------------------------------------------------------------------------------------------------------------
TRANSMISSION AND STORAGE
   Unaffiliated                                                                           162.0             173.7
   Intersegment and affiliates                                                             67.5              71.2
-----------------------------------------------------------------------------------------------------------------
Total                                                                                     229.5             244.9
-----------------------------------------------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
   Unaffiliated                                                                            40.8              58.2
   Intersegment and affiliates                                                              1.8              15.4
-----------------------------------------------------------------------------------------------------------------
Total                                                                                      42.6              73.6
-----------------------------------------------------------------------------------------------------------------
OTHER
   Unaffiliated                                                                             7.4               5.5
   Intersegment and affiliates                                                                -               0.1
-----------------------------------------------------------------------------------------------------------------
Total                                                                                       7.4               5.6
-----------------------------------------------------------------------------------------------------------------
Adjustments and eliminations                                                              (66.8)            (67.8)
-----------------------------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES                                                                $  1,374.0         $   969.8
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
   Distribution                                                                      $    206.1         $   151.7
   Transmission and Storage                                                               110.9             125.8
   Exploration and Production                                                              77.4              38.4
   Other                                                                                   (0.3)             12.6
   Corporate                                                                                9.2              (0.2)
-----------------------------------------------------------------------------------------------------------------
CONSOLIDATED                                                                          $   403.3         $   328.3
-----------------------------------------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Columbia Energy Group (Columbia) meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, such as NiSource Inc. (NiSource), that are reporting companies under the Securities Exchange Act of 1934. Accordingly, this Columbia Management's Narrative Analysis of Results of Operations is included in this report, and Columbia has omitted from this report the information called for by Part I. Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations).

Forward Looking Statements
The Management's Narrative Analysis of Results of Operations, including statements regarding market risk sensitive instruments, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, proposed dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions and dispositions, growth opportunities for Columbia's regulated and nonregulated businesses, dealings with third parties over whom Columbia has no control, actual operating experience of acquired assets, Columbia's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions and counter-party credit risk, many of which are beyond the control of Columbia.

The following Management's Narrative Analysis should be read in conjunction with the Columbia Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

                     FIRST QUARTER 2003 CONSOLIDATED RESULTS

Net Income
Columbia reported net income of $219.2 million for the three months ended March 31, 2003, compared to net income of $186.8 million for the first quarter in 2002. Operating income was $403.3 million, up $75.0 million from the same period in 2002.

Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended March 31, 2003, were $666.7 million, a $42.9 million increase over the same period last year. The increase in net revenues was a result of increased natural gas sales and deliveries due to colder weather and increased demand amounting to $52.1 million, net of $17.4 million from lower interruptible service revenues and lower firm service revenues as result of measures taken to meet customer demand during a period of sustained cold weather in the northeast market areas. Revenues also increased due to higher gross receipt taxes that were offset in operating expenses. The increase was partially offset by $26.1 million due to lower average prices related to favorable hedge positions for the 2002 period and deliveries of natural gas production under forward sales agreements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES


Expenses
Operating expenses for the first quarter 2003 were $263.4 million, a decrease of $32.1 million from the 2002 period. The 2003 operating expenses were favorably impacted by a gain of $70.4 million on the sale of an interest in a natural gas exploration and production joint venture in New York state, partially offset by increased uncollectible receivables of $12.9 million from a change in the method of calculation and the effects of weather-driven higher gas costs on the residential customer base. First quarter 2002 operating expenses were positively impacted by $23.2 million from insurance recoveries of environmental expenses and the reversal of reserves. Other taxes increased mainly reflecting higher gross receipt taxes that were offset in revenues.

Other Income (Deductions)
Interest expense was $23.0 million for the quarter, a decrease of $6.6 million compared to the first quarter of 2002. The decrease was primarily due to a reduction of debt.

Income Taxes
Income tax expense for the first quarter 2003 was $147.2 million, an increase of $32.0 million compared to the 2002 period, due to higher pre-tax income.

Change in Accounting
The change in accounting of $16.8 million, net-of-tax, resulted from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations.

LIQUIDITY AND CAPITAL RESOURCES

A significant portion of Columbia's operations is subject to seasonal fluctuations in cash flows. During the heating season, which is primarily from November through March, cash receipts from natural gas sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand together with external short-term financing, as needed, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service.

Net cash from continuing operations for the quarter ended March 31, 2003 was $233.3 million, a $117.1 million decrease from the same period in 2002. The change was principally driven by an increase in accounts receivable, (affected by a decrease in sales of receivables of $99.5 million), partly offset by an increase in accounts payable.

Columbia satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Columbia may borrow, on an intercompany basis, a maximum of $1.0 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.25 billion revolving credit facility with a syndicate of banks. The credit facility is guaranteed by NiSource. As of March 31, 2003, Columbia had no intercompany short-term borrowings with NFC outstanding.

On January 28, 2003, Columbia's subsidiary Columbia Natural Resources, Inc. sold its interest in a natural gas exploration and production joint venture in New York State representing 39.3 billion cubic feet in reserves and approximately
6.0 Bcf of production for approximately $95.0 million. Columbia recognized an after-tax gain of $44.4 million related to the sale in the first quarter 2003.

Columbia has entered into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. Under the terms of the swap agreements, Columbia pays interest based on a floating rate index and receives interest based on a fixed rate. The effect of these agreements is to modify the interest rate characteristics of a portion of Columbia's long-term debt from fixed to variable and hedge the fair value of the underlying debt.

On April 11, 2003, Columbia entered into fixed-to-variable interest rate swap agreements in a notional amount of $100 million with two counterparties. Columbia will receive payments based upon a fixed 7.42% interest rate and pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus 2.38 percent per annum. There was no exchange of premium at the initial date of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition,

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

each party has the right to cancel the swaps on either April 15, 2008 or April 15, 2013 at mid-market. Effectiveness of the swaps was determined using the short-cut method pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS No.
133).

On April 4, 2003, Columbia terminated a fixed-to-variable interest rate swap agreement containing a notional amount of $100 million. Columbia received a settlement payment from the counterparty amounting to $8.2 million, which will be amortized to interest expense over the remaining term (2.5 years) of the underlying debt.

Columbia Gas of Ohio, Inc. is a party to an agreement to sell, without recourse, up to $200.0 million of its trade receivables to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia. CARC, in turn, is party to an agreement in which it sells a percentage ownership interest in a defined pool of the accounts receivable to a commercial paper conduit. As of March 31, 2003, CARC had no outstanding accounts receivable under the conduit.

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

In the event that regulation significantly changes the opportunity for Columbia to recover its costs in the future, all or a portion of Columbia's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Columbia's existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, Columbia would be required to apply the provisions of SFAS No. 101, "Regulated Enterprises -- Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71." In management's opinion, Columbia's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

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

Although Columbia applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is high. Columbia generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural-gas-related businesses.

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

Environmental Matters
Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide, a by-product of burning fossil fuels. Certain Columbia affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. Columbia will monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.

Certain Columbia affiliates use various combustion equipment in the generation, distribution and transmission of energy, including turbines and various reciprocating engines. Within the period December 2002 to January 2003, U.S. Environmental Protection Agency proposed maximum achievable control technology
(MACT) standards to meet national emission standards for hazardous air pollutants for stationary combustion turbines and reciprocating internal combustion engines. Columbia will continue to monitor the proposed MACT standards for potential applicability and cost impact to its operations. Pending finalization of the proposed standards, Columbia is unable to predict what, if any, additional compliance costs may result.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2)(c).


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Columbia's president and chief executive officer and its principal financial officer, after evaluating the effectiveness of Columbia's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on May 6, 2003, have concluded that, as of such date, Columbia's disclosure controls and procedures were adequate and effective to ensure that material information relating to Columbia and its consolidated subsidiaries would be made known to them by others within those entities.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

1.       CANADA SOUTHERN PETROLEUM LTD. V. COLUMBIA GAS DEVELOPMENT OF CANADA
         LTD.
         This action was originally filed March 7, 1990. The plaintiffs asserted, among other things, that the defendant working interest owners, including Columbia Gas Development of Canada Ltd. (Columbia Canada) and various Amoco affiliates, breached an alleged fiduciary duty to ensure the earliest feasible marketing of gas from the `Kotaneelee field (Yukon Territory, Canada). The plaintiffs sought, among other remedies, the return of the defendants' interests in the Kotaneelee field to the plaintiffs, a declaration that such interests are held in trust for the plaintiffs and an order requiring the defendants to promptly market Kotaneelee gas or assessing damages.

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

         A trial commenced in the third quarter of 1996 in the Court of Queen's Bench for the Province of Alberta and judgment was issued in September 2001. The court dismissed most of the plaintiffs' claims, including the fiduciary duty claim, but did order a reduction of the Carried Interest Account in the amount of $5.3 million (Cdn.) and ordered that the defendants were not entitled to charge the plaintiffs processing fees. The inability to charge the plaintiffs processing fees does not affect Columbia. The monetary value of these two items has not been determined. The plaintiffs have filed an appeal of the judgment. The Court set a hearing date of December 1, 2, and 3, 2003; however, an earlier hearing may be possible.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

3.       PRICE ET AL V. GAS PIPELINES, ET AL.
         Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and thirteen affiliated entities. The allegations in Price (formerly known as Quinque) are similar to those made in Grynberg; however, Price broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Price asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Price purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. In June 2001, the plaintiff voluntarily dismissed ten of the fourteen Columbia entities. Discovery relating to personal jurisdiction has begun. On September 12, 2001, the four remaining Columbia defendants along with other defendants filed a joint motion to dismiss the amended complaint. That motion is currently pending before the court. On April 10, 2003, the judge denied Plaintiffs motion for class certification. The court has issued an order giving the plaintiffs until May 12, 2003 to file for leave to amend their complaint.

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

5.       ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.
         On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. National Propane Corporation was acquired by Columbia in 1999, and this litigation was retained by Columbia when Columbia sold its propane operations in 2001. Plaintiff's complaint arises from an explosion and fire, which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. This matter has been resolved through a settlement.

6. ATLANTIGAS CORPORATION V. NISOURCE, INC., ET AL, U.S. DISTRICT COURT, DISTRICT OF COLUMBIA AND TRIAD ENERGY RESOURCES, ET AL. V. NISOURCE INC., ET AL. U.S. DISTRICT COURT, DISTRICT OF COLUMBIA
         In June 2002, Atlantigas Corporation filed a complaint alleging that NiSource, certain of its subsidiaries and other defendants illegally discounted services to select shippers and sought damages under anti-trust, RICO, and state law totaling $18 million ($54 million if trebled). The activities about which the plaintiff is complaining were the subject of a FERC enforcement staff investigation and subsequent settlement approved in October 2000. NiSource and its affiliates filed a motion to dismiss the complaint for lack of personal jurisdiction and oral argument on that motion was held on April 8. At the hearing, plaintiff's counsel raised some new issues on personal jurisdiction. The judge established a supplemental briefing schedule for these issues, which concludes on May 30.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

         On March 18, 2003, a related suit was filed by Triad Energy Resources. This new case purports to be a class action covering customers of Columbia Gas Transmission who were allegedly damaged by the same activities complained of in the Atlantigas litigation. The named defendants include NiSource Inc., certain of its subsidiaries and other unrelated parties, including shippers who allegedly benefited from the complained of activities. The plaintiffs claim that all defendants engaged in vertical restraint of trade by conspiring to provide scarce transportation/storage capacity to a select group of shippers who in turn agreed to fix the price of gas. The plaintiffs also claim that the defendant shippers engaged in horizontal restraint of trade by conspiring with each other to gain preferential treatment from the pipeline defendants. There is also a separate count alleging tortious interference against all defendants. The Company intends to vigorously defend this matter. However, due to the relationship between this case and the Atlantigas case, all responses in this matter are deferred until the court rules on the jurisdictional motions pending in Atlantigas.


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

         (99.2) Certification of David J. Vajda, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the first quarter 2003.

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












                                                  Columbia Energy Group
                                         ---------------------------------------
                                                      (Registrant)












Date:  May 12, 2003                By:           /s/ Jeffrey W. Grossman
                                         ---------------------------------------
                                                   Jeffrey W. Grossman
                                                     Vice President
                                              (Principal Accounting Officer
                                              and Duly Authorized Officer)

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May 12, 2003              By:             /s/ Michael W. O'Donnell
                                        -------------------------------------
                                                   Michael W. O'Donnell
                                           President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Vajda, certify that:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  May 12, 2003              By:                /s/ David J. Vajda
                                          -------------------------------------
                                                      David J. Vajda
                                                Principal Financial Officer