Form 10-Q
period 2003-06-30
COLUMBIA ENERGY GROUP
filed 2003-08-11
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended JUNE 30, 2003

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

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I        FINANCIAL INFORMATION

              Item 1.  Financial Statements

                       Statements of Consolidated Income (Loss)................................     3

                       Consolidated Balance Sheets.............................................     4

                       Statements of Consolidated Cash Flows...................................     6

                       Statements of Consolidated Comprehensive Income (Loss)..................     7

                       Notes...................................................................     8

              Item 2.  Management's Narrative Analysis of Results of Operations................    15

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............    21

              Item 4.  Controls and Procedures.................................................    21

PART II       OTHER INFORMATION

              Item 1.  Legal Proceedings.......................................................    22

              Item 2.  Changes in Securities and Use of Proceeds...............................    24

              Item 3.  Defaults Upon Senior Securities.........................................    24

              Item 4.  Submission of Matters to a Vote of Security Holders.....................    24

              Item 5.  Other Information.......................................................    24

              Item 6.  Exhibits and Reports on Form 8-K........................................    24

              Signature........................................................................    25

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (unaudited)

                                                                            Three Months              Six Months
                                                                            Ended June 30,           Ended June 30,
                                                                         -------------------      --------------------
(in millions)                                                              2003        2002         2003         2002
-----------------------------------------------------------------------------------------------------------------------
NET REVENUES
   Distribution                                                          $ 326.6     $ 251.0      $1,348.1     $  839.5
   Transmission and Storage                                                204.3       201.8         511.3        495.7
   Other                                                                     5.8         8.3           6.5         14.6
   Affiliated revenues                                                       2.5         5.2           4.3         13.0
-----------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                             539.2       466.3       1,870.2      1,362.8
   Cost of Sales                                                           180.9       105.7         882.1        448.2
   Cost of Sales - Affiliated                                                  -           -           4.8          3.4
-----------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                                         358.3       360.6         983.3        911.2
-----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                               146.1       178.1         334.6        335.8
   Depreciation and amortization                                            41.0        38.7          82.2         87.1
   Loss (Gain) on sale of assets                                             0.2        (0.1)          0.2         (3.9)
   Other taxes                                                              37.4        33.4         106.7         91.9
-----------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                   224.7       250.1         523.7        510.9
-----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                           133.6       110.5         459.6        400.3
-----------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
   Interest expense                                                        (20.7)      (27.7)        (42.4)       (55.6)
   Interest expense - affiliated                                            (1.1)       (0.9)         (2.7)        (2.7)
   Interest income                                                           1.5         1.7           3.5          3.8
   Interest income - affiliated                                              3.8         3.5           6.9          7.2
   Other, net                                                                  -         0.5           0.2         (0.1)
-----------------------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                            (16.5)      (22.9)        (34.5)       (47.4)
-----------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                     117.1        87.6         425.1        352.9
INCOME TAXES                                                                46.0        32.5         161.7        132.6
-----------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                           71.1        55.1         263.4        220.3
-----------------------------------------------------------------------------------------------------------------------
Income (Loss) from Discontinued Operations - net of taxes                   (0.7)        6.1          (1.4)        27.7
Loss on Disposition of Discontinued Operations - net of taxes             (125.4)          -         (81.0)           -
Change in Accounting - net of taxes                                            -           -         (16.8)           -
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                        $ (55.0)    $  61.2      $  164.2     $  248.0
=======================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,         December 31,
(in millions)                                                                            2003               2002
-------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
   Utility Plant                                                                       $ 8,163.4          $ 8,119.2
   Accumulated depreciation and amortization                                            (3,931.7)          (3,886.1)
-------------------------------------------------------------------------------------------------------------------
   Net utility plant                                                                     4,231.7            4,233.1
-------------------------------------------------------------------------------------------------------------------
   Other property, at cost, less accumulated depreciation                                    1.9                1.8
-------------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                        4,233.6            4,234.9
-------------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Assets of discontinued operations and assets held for sale                              811.4              836.3
   Unconsolidated affiliates                                                                33.2               35.0
   Other investments                                                                        40.3               21.2
-------------------------------------------------------------------------------------------------------------------
Total Investments                                                                          884.9              892.5
-------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents                                                                16.8               38.7
   Cash invested in the NiSource money pool                                                274.7                  -
   Accounts receivable (less reserves of $25.6 and $13.1, respectively)                    341.2              307.7
   Unbilled revenue (less reserves of $0.1 and $2.2, respectively)                          52.1              173.4
   Gas inventory                                                                           123.1              214.7
   Underrecovered gas and fuel costs                                                        52.6               90.1
   Materials and supplies, at average cost                                                  15.9               15.3
   Price risk management assets                                                             35.4               25.4
   Exchange gas receivable                                                                 210.0              103.9
   Prepayments and other                                                                   156.2              156.6
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                     1,278.0            1,125.8
-------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
   Price risk management assets                                                            151.3              111.1
   Regulatory assets                                                                       355.5              359.4
   Intangible assets, less accumulated amortization                                          2.9                2.9
   Deferred charges and other                                                               79.4               81.0
-------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                         589.1              554.4
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $ 6,985.6          $ 6,807.6
===================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,         December 31,
(in millions)                                                                            2003              2002
------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                                   $ 2,591.2          $ 2,396.2
Long-term debt, excluding amounts due within one year                                   1,390.1            1,387.8
------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                    3,981.3            3,784.0
------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt                                                        0.2                0.2
   Short-term borrowings                                                                      -                0.8
   Accounts payable                                                                       240.2              204.2
   Accounts payable-Affiliated                                                             24.2              122.7
   Customer deposits                                                                       20.5               21.0
   Taxes accrued                                                                          265.8              169.4
   Interest accrued                                                                        31.0               18.8
   Overrecovered gas and fuel costs                                                        29.8               13.1
   Price risk management liabilities                                                        2.2                3.3
   Exchange gas payable                                                                   362.6              411.9
   Current deferred revenue                                                                16.9               16.9
   Accrued liability for postretirement and postemployment benefits                        32.8               27.4
   Other accruals                                                                         307.3              316.1
------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                               1,333.5            1,325.8
------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes                                                                  723.3              649.5
   Deferred investment tax credits                                                         27.6               28.3
   Deferred credits                                                                        47.3               41.6
   Noncurrent deferred revenue                                                            127.2              130.1
   Accrued liability for postretirement and postemployment benefits                        95.2              103.2
   Liabilities of discontinued operations and liabilities held for sale                   458.2              539.0
   Other noncurrent liabilities                                                           192.0              206.1
------------------------------------------------------------------------------------------------------------------
Total Other                                                                             1,670.8            1,697.8
------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                                 -                  -
------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                                  $ 6,985.6          $ 6,807.6
==================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

Six Months Ended June 30, (in millions)                                                    2003               2002
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                            $ 164.2            $ 248.0
   Adjustments to reconcile net income to net cash from
     continuing operations:
     Depreciation and amortization                                                          82.2               87.1
     Net changes in price risk management activities                                       (19.4)             (46.5)
     Deferred income taxes and investment tax credits                                       59.9               43.8
     Deferred revenue                                                                       (2.9)              (8.0)
     Gain on sale of assets                                                                  0.2               (3.9)
     Change in accounting                                                                   16.8                  -
     Loss on sale of discontinued assets                                                    81.0                  -
     Loss (Income) from discontinued operations                                              1.4              (27.7)
     Other assets                                                                            7.0              (11.3)
     Other liabilities                                                                     (32.2)              (5.5)
   Changes in assets and liabilities:
     Accounts receivable, net                                                               80.1              470.1
     Inventories                                                                            91.1               65.5
     Accounts payable                                                                      (62.2)            (228.1)
     Taxes accrued                                                                         (14.6)              44.7
     Under/Overrecovered gas and fuel costs                                                 54.2              (50.1)
     Exchange gas receivable/payable                                                      (155.5)              53.3
     Other accruals                                                                        (61.2)            (125.3)
     Other assets                                                                          (10.9)               5.2
     Other liabilities                                                                      11.7               17.1
-------------------------------------------------------------------------------------------------------------------
Net Cash from Continuing Activities                                                        290.9              528.4
Net Cash from Discontinued Activities                                                      (58.8)             (41.5)
-------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                                         232.1              486.9
-------------------------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
   Capital expenditures                                                                    (74.4)             (77.2)
   Proceeds from disposition of assets                                                      95.9                  -
-------------------------------------------------------------------------------------------------------------------
Net Investment Activities                                                                   21.5              (77.2)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Changes in short-term debt                                                               (0.8)                 -
   Dividends paid - common shares                                                              -             (201.8)
   Other financing activity                                                                    -                7.8
-------------------------------------------------------------------------------------------------------------------
Net Financing Activities                                                                    (0.8)            (194.0)
-------------------------------------------------------------------------------------------------------------------
Increase in cash and temporary cash investments                                            252.8              215.7
Cash and temporary cash investments at beginning of year                                    38.7               52.4
-------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                                     $ 291.5            $ 268.1
===================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest, net of amounts capitalized                                       32.9               25.6
   Interest capitalized                                                                      0.7                1.4
   Cash paid for income taxes (net of refunds)                                             101.6                6.4
-------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (unaudited)

                                                                     Three Months                   Six Months
                                                                    Ended June 30,                Ended June 30,
                                                                ---------------------         ---------------------
(in millions)                                                     2003          2002            2003          2002
-------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                               $ (55.0)       $ 61.2         $ 164.2       $ 248.0
   Other comprehensive income, net of tax
     Foreign currency translation adjustment                        0.6           0.1             1.5           1.0
     Net unrealized gains on cash flow hedges                      20.5          27.0            29.3          11.2
-------------------------------------------------------------------------------------------------------------------
   Total other comprehensive income                                21.1          27.1            30.8          12.2
-------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income (Loss)                               $ (33.9)       $ 88.3         $ 195.0       $ 260.2
-------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF ACCOUNTING PRESENTATION

The accompanying unaudited consolidated financial statements for Columbia Energy Group (Columbia) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America.

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

For all of the plans, a total of approximately 1,000 management, professional, administrative and technical positions have been identified for elimination. As of June 30, 2003, approximately 860 employees were terminated, of whom approximately 65 employees were terminated during the six months ended June 30, 2003. At June 30, 2003 and December 31, 2002, the consolidated balance sheets reflected liabilities of $26.4 million and $35.4 million related to the restructuring plans, respectively. During the quarter and six months ended June 30, 2003, $3.4 million and $8.9 million of benefits were paid, respectively, as a result of the restructuring plans. Additionally, during the quarter and six months ended June 30, 2003, the restructuring plan liability was increased by $0.2 million and decreased $0.1 million, respectively, due to adjustments in estimated costs related to the reorganization initiatives.

3.       DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On July 3, 2003, Columbia announced that it reached an agreement to sell its exploration and production subsidiary, Columbia Energy Resources, Inc. (CER). Under the CER sales agreement, Triana Energy Holdings, an exploration and production company based in Charleston, WV and an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P. (MSCP), agreed to purchase all of the stock of CER for $330.0 million in cash, plus the assumption of obligations to deliver approximately 94.0 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. The sale will bring about the transfer of 1.1 trillion cubic feet of natural gas reserves. The transaction is expected to be completed in the third quarter 2003. The cash proceeds from the sales will be used to reduce Columbia's debt. Columbia has accounted for CER as discontinued operations as of June 30, 2003 and has adjusted all periods presented accordingly. During the second quarter of 2003, Columbia recognized an after-tax loss of $122.9 million related to the pending sale.

On January 28, 2003, Columbia's subsidiary Columbia Natural Resources, Inc.
(CNR) sold its interest in certain natural gas exploration and production assets in New York State representing 39.3 billion cubic feet in reserves and approximately 6.0 Bcf of production for approximately $95.0 million. Columbia recognized an after-tax gain on the disposition of $44.4 million in the first quarter 2003. In accordance with the presentation of Columbia's exploration and production business, CNR's interest in the assets is reported as discontinued operations. All periods presented have been adjusted to conform to the revised presentation.

During 2002, Columbia decided to exit the telecommunications business. The results of operations related to Columbia Transmission Communications Corporation (Transcom) were displayed as discontinued operations on Columbia's consolidated income statement and its assets and liabilities were separately aggregated and reflected as assets and liabilities of discontinued operations on the consolidated balance sheets for all periods presented. On July 3, 2003, Columbia executed an agreement for the sale of 100% of its shares in Transcom. The transaction is expected to be completed in the third quarter of 2003. During the second quarter of 2003, Columbia recognized an after-tax loss of $2.5 million loss related to the pending sale.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Columbia has decided to sell Columbia Service Partners, Inc. (Columbia Service Partners), a subsidiary of Columbia. The net assets and net liabilities of Columbia Service Partners were reported as held for sale at June 30, 2003.

The income (loss) from discontinued operations are provided in the following table:

                                                                     Three Months                  Six Months
                                                                    Ended June 30,                Ended June 30,
                                                                ---------------------         --------------------
(in millions)                                                    2003           2002           2003          2002
------------------------------------------------------------------------------------------------------------------
REVENUES FROM DISCONTINUED OPERATIONS                           $ 35.5           48.7         $ 78.0         122.5
------------------------------------------------------------------------------------------------------------------

Income from discontinued operations                             $  1.7            9.9         $  5.2          45.5
Income taxes                                                       2.4            3.8            6.6          17.8
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS                  $ (0.7)         $ 6.1         $ (1.4)       $ 27.7
------------------------------------------------------------------------------------------------------------------

The assets and liabilities of discontinued operations and assests and liabilities held for sales were as follows:

                                                                             JUNE 30,         December 31,
(in millions)                                                                  2003              2002
----------------------------------------------------------------------------------------------------------
ASSETS HELD FOR SALE AND ASSETS OF DISCONTINUED OPERATIONS
   Accounts receivable, net                                                   $  36.9           $  44.9
   Property, plant and equipment, net                                           683.3             682.2
   Other assets                                                                  91.2             109.2
-------------------------------------------------------------------------------------------------------
Assets Held for Sale and Assets of Discontinued Operations                      811.4             836.3
-------------------------------------------------------------------------------------------------------

LIABILITIES HELD FOR SALE AND LIABILITIES OF DISCONTINUED OPERATIONS
   Debt                                                                          (0.1)             (0.1)
   Current liabilities                                                         (146.1)           (191.9)
   Other liabilities                                                           (312.0)           (347.0)
-------------------------------------------------------------------------------------------------------
Liabilities Held for Sale and Liabilities of Discontinued Operations           (458.2)           (539.0)
-------------------------------------------------------------------------------------------------------
NET ASSETS AND NET LIABILITIES HELD FOR SALE AND NET ASSETS
   AND NET LIABILITIES OF DISCONTINUED OPERATIONS                             $ 353.2           $ 297.3
-------------------------------------------------------------------------------------------------------

4.       RISK MANAGEMENT ACTIVITIES

Columbia is exposed to market risk due to fluctuations in commodity prices, primarily at its exploration and production subsidiary, which is currently classified as a discontinued operation. Columbia uses commodity-based derivative financial instruments to manage certain risks in its business and accounts for its derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity." Financial instruments authorized for use by Columbia for hedging include futures, swaps and options. Columbia is also exposed to interest rate risk and has entered into interest rate swaps to hedge a portion of the interest rate risk associated with its long-term debt.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

HEDGING ACTIVITIES. The activity for the quarter and six months ended June 30, 2003 and June 30, 2002 affecting other comprehensive income, with respect to cash flow hedges included the following:

                                                                             Three Months            Six Months
                                                                            Ended June 30,          Ended June 30,
                                                                          -----------------       -----------------
(in millions, net of tax)                                                  2003       2002         2003       2002
--------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow
   hedges at the beginning of the period                                  $ 73.8     $ 36.6       $ 65.0     $ 52.4

Unrealized hedging gains arising during the period on
   derivatives qualifying as cash flow hedges                               23.9       24.6         34.7       33.8

Reclassification adjustment for net gain (loss) included
   in net income (loss)                                                     (3.4)       2.4         (5.4)     (22.6)
-------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow
   hedges at the end of the period                                        $ 94.3     $ 63.6       $ 94.3     $ 63.6
-------------------------------------------------------------------------------------------------------------------

Unrealized gains and losses on Columbia's hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains on hedges of $186.8 million and $136.8 million at June 30, 2003 and December 31, 2002, respectively, of which $35.4 million and $25.4 million were included in "Current Assets," $151.3 million and $111.1 million were included in "Other Assets" and $0.1 million and $0.3 million were included in "Assets of discontinued operations." Price risk management liabilities related to unrealized losses on hedges of $12.1 million and $10.0 million at June 30, 2003 and December 31, 2002, respectively, of which $2.2 million and $3.3 million were included in "Current Liabilities" and $9.9 million and $6.7 million were included in "Liabilities of discontinued operations."

During the second quarter 2003, a net gain of $0.1 million, net of tax, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during the second quarter, Columbia reclassified no amounts from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $18.0 million, net of tax.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. The rate-regulated subsidiaries defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

Columbia's asset retirement obligations liability was mainly comprised of obligations for plugging and abandonment costs related to the exploration and production operations, which is currently classified as a discontinued operation. Significant liabilities were also calculated for the pipeline operations related to disposing of offshore platforms, cutting, capping and filling offshore pipelines and certain storage facilities planned for abandonment. Minor liabilities were identified for the telecommunications network, which is currently classified as a discontinued operation. Asset retirement obligations related to the gas distribution facilities and gas pipeline networks were identified, however the associated liabilities were not quantifiable due to the indeterminate lives of the associated assets.

Columbia adopted the provisions of SFAS No. 143 on January 1, 2003, and as a result Columbia recognized an asset retirement obligations liability of $49.2 million. In addition, Columbia capitalized $19.3 million in additions to plant assets, net of accumulated amortization. An expense of $1.7 million was recognized immediately upon adoption related to discontinued operations. The cumulative after-tax effect of adopting SFAS No. 143 amounted to $16.8 million. Certain costs of removal, that have been and continue to be included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of Columbia's accumulated depreciation and amortization was approximately $280.8 million at June 30, 2003.

For the quarter and six months ended June 30, 2003, Columbia recognized accretion expense of $0.8 million and $1.6 million, respectively. The asset retirement obligations liability totaled $42.6 million at June 30, 2003, $34.6 million of which was reported in discontinued operations. In addition, the liability was reduced by $8.2 million in the second quarter of 2003 as a result of a change in the estimated plugging and abandonment cost related to the exploration and production business. Had Columbia adopted SFAS No. 143 at the dates the actual liabilities were incurred, the asset retirement obligations liability would have been $44.7 million and $40.8 million at December 31, 2001 and 2000, respectively, of which $35.3 million and $31.9 million would have been reported in discontinued operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 149 - AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Effective July 1, 2003, Columbia adopted Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No.
149). SFAS No. 149 codifies and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities," primarily in connection with decisions made by the Derivatives Implementation Group and for implementation issues raised in the application of SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The impact on Columbia's existing contracts at June 30, 2003 is not material. Because the effect of SFAS No. 149 is dependent upon the terms of contracts the company enters into after June 30, 2003, Columbia cannot determine the impact of adopting SFAS No. 149 on a prospective basis.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                                                      Three Months                  Six Months
                                                                     Ended June 30,                Ended June 30,
                                                                 ---------------------         ---------------------
(in millions)                                                      2003          2002            2003          2002
--------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)
   As reported                                                   $ (55.0)       $ 61.2         $ 164.2       $ 248.0
   Less:  Total stock-based employee compensation expense
          determined under the fair value method for all
          awards, net of tax                                         1.0           1.1             2.4           1.7
--------------------------------------------------------------------------------------------------------------------
   Pro forma                                                     $ (56.0)       $ 60.1         $ 161.8       $ 246.3
--------------------------------------------------------------------------------------------------------------------

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

                                                                       JUNE 30,       December 31,
(in millions, net of tax)                                                2003             2002
--------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                                $   0.6        $    (0.9)
Gain on available for sale securities                                      0.8              0.3
Net unrealized gains on cash flow hedges                                  94.3             65.0
Minimum pension liability adjustment                                     (20.5)           (20.1)
-----------------------------------------------------------------------------------------------
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME                           $  75.2        $    44.3
-----------------------------------------------------------------------------------------------

9.       GUARANTEES AND INDEMNITIES

As a part of normal business, Columbia and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of other subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at June 30, 2003 and the years in which they expire were:

(in millions)                                2003          2004        2005         2006        2007        After
------------------------------------------------------------------------------------------------------------------
Guarantees supporting commodity
   transactions of subsidiaries             $     -        $  -       $ 50.0      $ 858.7      $ 43.8      $ 163.6
Other guarantees                              130.0           -         51.1            -           -        106.7
------------------------------------------------------------------------------------------------------------------
Total commercial commitments                $ 130.0        $  -       $101.1      $ 858.7      $ 43.8      $ 270.3
------------------------------------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Columbia has issued guarantees, which support up to approximately $1.1 billion of commodity-related payments for its subsidiaries involved in satisfying requirements under forward gas sales agreements. These guarantees were provided to counterparties in order to facilitate the transactions. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

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

Within the sales agreement of CER that is expected to be sold in the third quarter of 2003, Columbia has made certain operational and financial guarantees. Certain guarantees by Columbia within the CER sales agreement were related to the CNR forward gas sales agreements with Mahonia II Limited (Mahonia) and the associated surety bonds will remain in place after the consummation of the acquisition and will decline over time as volumes (approximately 94.0 Bcf) are delivered in satisfaction of the contractual obligations, ending in February 2006. Offsetting certain amounts that may be owed by Columbia under the guarantees, Columbia will be indemnified by Triana and MSCP will fund up to a maximum of $221.0 million (as of August 31, 2003) of additional equity to Triana to support Triana's indemnity, for Triana's gas delivery and related obligation to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

After the close of the transaction, Triana will own approximately 1.1 Tcf of proved reserves, and will be capitalized with $330.0 million, approximately $200.0 million of which will be provided a as initial equity by MSCP and the remainder of which will be provided as part of $500.0 million revolving credit facility. Columbia believes that the combination of Triana's proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $221.0 million of further commitments to Triana from MSCP, will adequately offset any losses that may be incurred by Columbia due to Triana's non-performance under the Mahonia agreements. Accordingly, Columbia has not recognized a liability related to the retention of the Mahonia guarantees.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      PRESENTATION OF SEGMENT INFORMATION

Columbia manages its operations in three primary segments: Distribution, Transmission and Storage, and Other. The following table provides information concerning these major business segments. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income (loss) is derived from revenues and expenses directly associated with each segment.

During the second quarter 2003, Columbia re-aligned its reportable segments to reflect the announced sale of its exploration and production operations. As of the second quarter 2003, Columbia will no longer report an Exploration and Production segment. All periods have been adjusted to conform with the realignment.

                                                                    Three Months                  Six Months
                                                                   Ended June 30,                Ended June 30,
                                                               ---------------------       ------------------------
(in millions)                                                    2003          2002          2003           2002
-------------------------------------------------------------------------------------------------------------------
REVENUES
DISTRIBUTION
   Unaffiliated                                                $ 387.2       $ 312.8       $ 1,548.5      $ 1,021.7
   Intersegment and affiliates                                       -           3.8               -            8.4
-------------------------------------------------------------------------------------------------------------------
Total                                                            387.2         316.6         1,548.5        1,030.1
-------------------------------------------------------------------------------------------------------------------
TRANSMISSION AND STORAGE
   Unaffiliated                                                  140.8         140.4           302.8          314.1
   Intersegment and affiliates                                    50.1          54.9           117.6          126.1
-------------------------------------------------------------------------------------------------------------------
Total                                                            190.9         195.3           420.4          440.2
-------------------------------------------------------------------------------------------------------------------
OTHER
   Unaffiliated                                                    6.7           6.7            14.1           12.2
   Intersegment and affiliates                                     0.1             -             0.1            0.1
-------------------------------------------------------------------------------------------------------------------
Total                                                              6.8           6.7            14.2           12.3
-------------------------------------------------------------------------------------------------------------------
Adjustments and eliminations                                     (45.7)        (52.3)         (112.9)        (119.8)
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES                                          $ 539.2       $ 466.3       $ 1,870.2      $ 1,362.8
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
   Distribution                                                $  47.8       $  38.4       $   253.9      $   190.1
   Transmission and Storage                                       87.4          75.6           198.3          201.4
   Other                                                          (0.5)         (1.7)           (0.7)          10.9
   Corporate                                                      (1.1)         (1.8)            8.1           (2.1)
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED                                                   $ 133.6       $ 110.5       $   459.6      $   400.3
-------------------------------------------------------------------------------------------------------------------

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

Forward Looking Statements

The Management's Narrative Analysis of Results of Operations, including statements regarding market risk sensitive instruments, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, proposed dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed dispositions, growth opportunities for Columbia's businesses, dealings with third parties over whom Columbia has no control, actual operating experience of acquired assets, Columbia's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions and counter-party credit risk, many of which are beyond the control of Columbia.

The following Management's Narrative Analysis should be read in conjunction with the Columbia Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

                    SECOND QUARTER 2003 CONSOLIDATED RESULTS

Net Income (Loss)

Columbia reported a net loss of $55.0 million for the three months ended June 30, 2003, compared to net income of $61.2 million for the second quarter in 2002. Operating income was $133.6 million, an increase of $23.1 million from the same period in 2002.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended June 30, 2003, were $358.3 million, a $2.3 million decrease over the same period last year. The decrease in net revenues was due to lower natural gas sales of $5.6 million as a result of unfavorable weather and lower interruptible service revenues of $1.6 million resulting from higher gas commodity costs and early storage refills by firm customers, which reduce available capacity for interruptible customers, partly offset by an adjustment recorded in the second quarter of 2003 for gas costs associated with certain customers.

Expenses

Operating expenses for the second quarter 2003 were $224.7 million, a decrease of $25.4 million from the 2002 period. The decrease was primarily due to a reduction in employee-related and administrative expenses of $15.7 million and by a reversal of a litigation reserve of $6.6 million relating to a lawsuit that was settled in the second quarter of 2003. The 2002 period was unfavorably impacted by the recognition of a reserve of $6.0 million related to a long-term note receivable.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Other Income (Deductions)

Interest expense was $21.8 million for the quarter, a decrease of $6.8 million compared to the second quarter of 2002. The decrease was primarily due to lower interest rates on long-term debt.

Income Taxes

Income tax expense for the second quarter 2003 was $46.0 million, an increase of $13.5 million compared to the 2002 period, due to higher pre-tax income.

Discontinued Operations

Loss from discontinued operations was $126.1 million for the second quarter of 2003 versus income form discontinued operations of $6.1 million in the second quarter of 2002. In early July, Columbia announced that it reached an agreement to sell its exploration and production subsidiary, Columbia Energy Resources, Inc. (CER). An after-tax loss of $122.9 million, related to the sale was recorded in the second quarter. On July 3, 2003, Columbia executed an agreement for the sale of 100% of its shares in Columbia Transmission Communications Corp. (Transcom). The transaction is expected to be completed in the third quarter of 2003. An after-tax loss of $2.5 million, related to the sale was recorded in the second quarter.

                         SIX MONTHS CONSOLIDATED RESULTS

Net Income

Columbia reported net income of $164.2 million for the six months ended June 30, 2003, compared to net income of $248.0 million for the same period in 2002, a decrease of $83.8 million. Operating income was $459.6 million, an increase of $59.3 million from the same period in 2002.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2003, were $983.3 million, a $72.1 million increase over the same period last year. The increase in net revenues was a result of increased natural gas sales and deliveries due to colder weather amounting to $31.2 million, net of $20.2 million from lower interruptible service revenues and lower firm service revenues due to measures taken to meet customer demand during a period of sustained cold weather in the northeast market areas early in the year, $13.5 million in higher non-weather related gas sales and higher gross receipts taxes, which were offset in operating expenses.

Expenses

Operating expenses for the first half of 2003 were $523.7 million, an increase of $12.8 million from the 2002 period. Other taxes increased $14.8 million, which were partly offset by decreased operation and maintenance expenses of $1.2 million. Other taxes increased due to the effects of higher commodity prices on gross receipts taxes and are generally offset in revenues. The decrease in operation and maintenance expenses was primarily due to a reduction in employee-related and administrative expenses of $18.4 million, a reversal of a litigation reserve of $6.6 million relating to a lawsuit that was settled in the second quarter of 2003 and a $4.8 million decrease in weather insurance premiums. Partly offsetting the decrease in operation and maintenance was increased uncollectible receivables of $13.5 million from a modification in the method of calculation and the effects of weather-driven higher gas costs on the residential customer base and increased pension and postretirement expenses of $3.4 million. The 2002 period was favorably impacted by $12.5 million in insurance recoveries and unfavorably impacted by $6.0 million from the recognition of a reserve related to a long-term note receivable.

Other Income (Deductions)

Interest expense was $45.1 million for the first half 2003, a decrease of $13.2 million compared to the same period in 2002. The decrease was primarily due to lower interest rates on long-term debt.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Income Taxes

Income tax expense for the first six months of 2003 was $161.7 million, an increase of $29.1 million compared to the 2002 period, due to higher pre-tax income.

Discontinued Operations

Loss from discontinued operations was $82.4 million for the first six months of 2003 versus income from discontinued operations of $27.7 in the prior-year period. An after-tax loss of $125.4 million, related to the pending sales of CER and Transcom was recorded in the second quarter, slightly offset by a first quarter 2003 gain on the sale of CER's interest in natural gas production properties in New York State. Columbia accounted for CER as discontinued operation as of June 30, 2003, and adjusted all periods presented accordingly.

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

Net cash from continuing operations for the quarter ended June 30, 2003 was $290.9 million. Cash used from working capital was $67.3 million, principally driven by a decrease in exchange gas payables, accounts payable and other accruals, partly offset by decreased accounts receivable, inventories and underrecovered gas and fuel costs.

Columbia satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Columbia may borrow, on an intercompany basis, a maximum of $1.0 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.25 billion revolving credit facility with a syndicate of banks. The credit facility is guaranteed by NiSource. As of June 30, 2003, Columbia had no intercompany short-term borrowings with NFC outstanding.

On July 3, 2003, Columbia announced that it reached an agreement to sell its exploration and production subsidiary, CER. Under the CER agreement, Triana Energy Holdings, an exploration and production company based in Charleston, WV and an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P., agreed to purchase all of the stock of CER for $330.0 million in cash, plus the assumption of obligations to deliver approximately 94.0 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. The sale will bring about the transfer of 1.1 trillion cubic feet of natural gas reserves. The transaction is expected to be completed in the third quarter of 2003. The cash proceeds from the sales will be used to reduce Columbia's debt.

On January 28, 2003, Columbia's subsidiary Columbia Natural Resources, Inc. sold its interest in certain natural gas exploration and production assets in New York State representing 39.3 Bcf in reserves and approximately 6.0 Bcf of production for approximately $95.0 million. Columbia recognized an after-tax gain of $44.4 million related to the sale in the first quarter 2003.

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

On April 11, 2003, Columbia entered into fixed-to-variable interest rate swap agreements in a notional amount of $100.0 million with two counterparties. Columbia will receive payments based upon a fixed 7.42% interest rate and

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus 2.38 percent per annum. There was no exchange of premium at the initial date of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the right to cancel the swaps on either April 15, 2008 or April 15, 2013 at mid-market. Effectiveness of the swaps was determined using the short-cut method pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity" as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133).

On April 4, 2003, Columbia terminated a fixed-to-variable interest rate swap agreement containing a notional amount of $100.0 million. Columbia received a settlement payment from the counterparty amounting to $8.2 million, which will be amortized to interest expense over the remaining term (2.5 years) of the underlying debt.

Columbia Gas of Ohio, Inc. is a party to an agreement to sell, without recourse, up to $200.0 million of its trade receivables to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia. CARC, in turn, is party to an agreement in which it sells a percentage ownership interest in a defined pool of the accounts receivable to a commercial paper conduit. As of June 30, 2003, CARC had $50.0 million accounts receivable under the conduit.

Management believes that its sources of funding are sufficient to meet the short- and long-term liquidity needs of Columbia.

Credit Ratings

On July 8, 2003, Moody's Investors Service affirmed the senior unsecured ratings of NiSource at Baa3, and the existing ratings of all other subsidiaries including Columbia, concluding a review for possible downgrade that began on May 13, 2003. Moody's ratings outlook for NiSource and all of its subsidiaries is now "stable". On June 30, 2003, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource and the BBB+ rating for the Columbia subsidiary. Fitch's rating outlook for all entities is stable. On June 16, 2003, Standard and Poor's affirmed its senior unsecured ratings of NiSource at BBB, and the existing ratings of all other subsidiaries including Columbia. Standard and Poor's outlook for NiSource and all of its subsidiaries were revised to stable from negative.

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

In the event that regulation significantly changes the opportunity for Columbia to recover its costs in the future, all or a portion of Columbia's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Columbia's existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, Columbia would be required to apply the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71." In management's opinion, Columbia's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Certain of the regulatory assets reflected on Columbia's Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, Columbia believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71.

HEDGING ACTIVITIES. Under SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when recovered in revenues.

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

Refer to "Recently Issued Accounting Pronouncements" in Note 5 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

Regulatory Matters

Changes in gas industry regulation, which began in the mid-1980s at the federal level, has broadened to retail customers at the state level. For many years, large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Distribution's facilities for transportation services. Additionally, as of June 30, 2003, approximately 0.8 million of Distribution's residential and commercial customers had selected an alternate supplier.

Distribution continues to explore customer choice opportunities through regulatory initiatives in all of its jurisdictions. However, Columbia Gas of Kentucky has filed to terminate its choice program for residential and commercial customers and discussions are ongoing. While customer choice programs are intended to provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Distribution expects to play a substantial role in supplying gas commodity services to its customers in the foreseeable future. As customers enroll in these programs and purchase their gas from other suppliers, the Distribution subsidiaries are sometimes left with pipeline capacity they have contracted for, but no longer need. The state commissions in jurisdictions served by Distribution are at various stages in addressing these issues and other transition considerations. Distribution is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered. Methodologies for mitigating or recovering transition costs include incentive sharing mechanisms, temporarily reducing levels of reserved pipeline capacity and
                                       19

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

mandatory assignment of pipeline capacity to alternative suppliers.

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

Certain Columbia affiliates use various combustion equipment in the generation, distribution and transmission of energy, including turbines, boilers and various reciprocating engines. Within the period December 2002 to January 2003, the U.S. Environmental Protection Agency proposed maximum achievable control technology
(MACT) standards to meet national emission standards for hazardous air pollutants for stationary combustion turbines, industrial boilers and reciprocating internal combustion engines. Columbia will continue to monitor the proposed MACT standards for potential applicability and cost impact to its operations. Pending finalization of the proposed standards, Columbia is unable to predict what, if any, additional compliance costs may result.

In connection with the sale of CER, Columbia will retain responsibility for remediation of approximately 140 metering stations where mercury was utilized, and certain other environmental issues. An estimated liability has been recorded.

The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. These rules were widely challenged. On March 26, 2002, the United States Court of Appeals for the D.C. Circuit largely upheld the ambient air standards as challenged. Consequently, designation of areas not attaining the standards, promulgation of rules specifying a compliance level, compliance deadline, and controls necessary for compliance will be completed over the next few years, which will likely change air emissions compliance requirements. In the interim, existing ozone ambient air quality standards will remain in place and may require imposition of additional controls in areas of non-attainment. Resulting rules could require additional reductions in NOx emissions from reciprocating engines and turbines at pipeline compressor stations (including compressor stations owned by Columbia Gas Transmission Corporation and Columbia Gulf Transmission). The EPA and state regulatory authorities will set final implementation requirements. Certain states have already begun to propose new NOx emission requirements that may be applicable to pipeline engines and turbines. Columbia believes that the costs relating to compliance with any new limits may be significant but are dependent upon the ultimate control program agreed to by the targeted states and the EPA, and are currently not reasonably estimable. Columbia will continue to closely monitor developments in this area.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Omitted pursuant to General Instruction H(2)(c).

ITEM 4.  CONTROLS AND PRODEDURES

Evaluation of Disclosure Controls and Procedures

Columbia's president and chief executive officer and its principal financial officer, after evaluating the effectiveness of Columbia's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, Columbia's disclosure controls and procedures were adequate and effective to ensure that material information relating to Columbia and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There were no significant changes in Columbia's internal controls or in other factors that could significantly affect Columbia's internal controls subsequent to the date of the most recent evaluation, nor were there any significant deficiencies or material weaknesses in Columbia's internal controls. As a result, no corrective actions were required or undertaken.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

3.       PRICE ET AL V. GAS PIPELINES, ET AL.

         Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and thirteen affiliated entities. The allegations in Price (formerly known as Quinque) are similar to those made in Grynberg; however, Price broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Price asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Price purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. In June 2001, the plaintiff voluntarily dismissed ten of the fourteen Columbia entities. Discovery relating to personal jurisdiction has begun. On September 12, 2001, the four remaining Columbia defendants along with other defendants filed a joint motion to dismiss the amended complaint. That motion is currently pending before the court. On April 10, 2003, the judge denied Plaintiffs motion for class certification. On July 28, 2003, the court granted plaintiffs' Motion for Leave to File a Fourth Amended Complaint. This complaint only names one Columbia entity, Columbia Energy Services Corporation, as a defendant.

4.       VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.

         In February 2000, plaintiff filed a complaint in New York state court against Columbia, Columbia Natural Resources, Inc. (CNR) and Columbia Gas Transmission Corporation (Columbia Transmission). The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on the lease by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by CNR. Plaintiff seeks the alleged royalty underpayments and punitive damages. CNR and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has remanded Kershaw back to New York state court. The Columbia defendants' motion to dismiss was partially granted and partially denied by the New York state court judge on September 24, 2001. On December 3, 2001, the defendants filed an answer to the plaintiffs' complaint. Discovery regarding class certification is ongoing.

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

         In June 2002, Atlantigas Corporation filed a complaint alleging that NiSource, certain of its subsidiaries and other defendants illegally discounted services to select shippers and sought damages under anti-trust, RICO, and state law totaling $18 million ($54 million if trebled). The activities about which the plaintiff is complaining were the subject of a FERC enforcement staff investigation and subsequent settlement approved in October 2000. NiSource and its affiliates filed a motion to dismiss the complaint for lack of personal jurisdiction and oral argument on that motion was held on April 8. At the hearing, plaintiff's counsel raised some new issues on personal jurisdiction. Supplemental briefing was completed on these issues and we are awaiting the court's ruling.

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

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (12) Statements of Ratio of Earnings to Fixed Charges (filed herewith).

         (31.1) Certification of Michael W. O'Donnell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         (31.2) Certification of David J. Vajda, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         (32.1) Certification of Michael W. O'Donnell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

         (32.2) Certification of David J. Vajda, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the second quarter 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Columbia Energy Group
                                       ----------------------------
                                              (Registrant)

Date: August 11, 2003          By:  /s/ Jeffrey W. Grossman
                                    -------------------------------
                                       Jeffrey W. Grossman
                                          Vice President
                                      (Principal Accounting Officer
                                      and Duly Authorized Officer)