Form 10-Q
period 2003-09-30
COLUMBIA ENERGY GROUP
filed 2003-11-12
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended SEPTEMBER 30, 2003

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

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I        FINANCIAL INFORMATION

              Item 1.  Financial Statements

                       Statements of Consolidated Income.......................................           3

                       Consolidated Balance Sheets.............................................           4

                       Statements of Consolidated Cash Flows...................................           6

                       Statements of Consolidated Comprehensive Income.........................           7

                       Notes to Consolidated Financial Statements..............................           8

              Item 2.  Management's Narrative Analysis of Results of Operations................          16

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............          22

              Item 4.  Controls and Procedures.................................................          22

PART II       OTHER INFORMATION

              Item 1.  Legal Proceedings.......................................................          23

              Item 2.  Changes in Securities and Use of Proceeds...............................          25

              Item 3.  Defaults Upon Senior Securities.........................................          25

              Item 4.  Submission of Matters to a Vote of Security Holders.....................          25

              Item 5.  Other Information.......................................................          25

              Item 6.  Exhibits and Reports on Form 8-K........................................          25

              Signature........................................................................          26

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                             Three Months             Nine Months
                                                                         Ended September 30,       Ended September 30,
                                                                         ------------------        -------------------
(in millions)                                                              2003       2002          2003          2002
-------------------------------------------------------------------------------------------------------------------------
NET REVENUES
   Distribution                                                           $163.0     $191.1       $ 1,511.1     $ 1,030.6
   Transmission and Storage                                                176.8      178.5           688.1         674.2
   Other                                                                     3.4        7.2             9.9          21.8
   Affiliated revenues                                                       2.5        1.5             6.8          14.5
-------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                             345.7      378.3         2,215.9       1,741.1
   Cost of Sales                                                            40.9       64.1           923.0         512.3
   Cost of Sales - Affiliated                                                  -          -             4.8           3.4
-------------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                                         304.8      314.2         1,288.1       1,225.4
-------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                               146.7      142.7           481.3         478.5
   Depreciation and amortization                                            40.1       34.9           122.3         122.0
   Gain on sale of assets                                                  (16.2)      (1.1)          (16.0)         (5.0)
   Other taxes                                                              21.5       25.2           128.2         117.1
-------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                   192.1      201.7           715.8         712.6
-------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                           112.7      112.5           572.3         512.8
-------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
   Interest expense                                                        (17.4)     (26.7)          (59.8)        (82.3)
   Interest expense - affiliated                                            (1.1)      (0.9)           (3.8)         (3.6)
   Interest income                                                           1.5        1.8             5.0           5.6
   Interest income - affiliated                                              3.3        2.8            10.2          10.0
   Other, net                                                                1.0        0.5             1.2           0.4
-------------------------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                            (12.7)     (22.5)          (47.2)        (69.9)
-------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                     100.0       90.0           525.1         442.9
INCOME TAXES                                                                37.5       32.8           199.2         165.4
-------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                           62.5       57.2           325.9         277.5
-------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Discontinued Operations - net of taxes                    1.2        2.7            (0.2)         30.4
Gain (Loss) on Disposition of Discontinued Operations - net of taxes        30.9          -           (50.1)            -
Change in Accounting - net of taxes                                            -          -           (16.8)            -
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $ 94.6     $ 59.9       $   258.8     $   307.9
=========================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,     December 31,
(in millions)                                                                2003              2002
-------------------------------------------------------------------------------------------------------
                                                                          (unaudited)
PROPERTY, PLANT AND EQUIPMENT
   Utility Plant                                                         $   8,216.0       $   8,119.2
   Accumulated depreciation and amortization                                (3,953.6)         (3,886.1)
------------------------------------------------------------------------------------------------------
   Net utility plant                                                         4,262.4           4,233.1
------------------------------------------------------------------------------------------------------
   Other property, at cost, less accumulated depreciation                        1.8               1.8
------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                            4,264.2           4,234.9
------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Assets of discontinued operations and assets held for sale                    6.5             836.3
   Unconsolidated affiliates                                                    33.5              35.0
   Other investments                                                            44.9              21.2
------------------------------------------------------------------------------------------------------
Total Investments                                                               84.9             892.5
------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents                                                     9.4              14.5
   Restricted cash                                                               2.6              24.2
   Cash invested in the NiSource money pool                                    385.9                 -
   Accounts receivable (less reserves of $10.3 and $13.1, respectively)        251.5             307.7
   Unbilled revenue (less reserves of $0.9 and $2.2, respectively)              52.9             173.4
   Gas inventory                                                               369.9             214.7
   Underrecovered gas and fuel costs                                           113.3             146.2
   Materials and supplies, at average cost                                      16.0              15.3
   Price risk management assets                                                 28.4              25.4
   Exchange gas receivable                                                     174.7             103.9
   Regulatory assets                                                            80.6              76.2
   Prepayments and other                                                        53.0              88.2
------------------------------------------------------------------------------------------------------
Total Current Assets                                                         1,538.2           1,189.7
------------------------------------------------------------------------------------------------------

OTHER ASSETS
   Price risk management assets                                                124.3             111.1
   Regulatory assets                                                           334.7             359.4
   Intangible assets, less accumulated amortization                              0.9               2.9
   Deferred charges and other                                                   82.2              81.0
------------------------------------------------------------------------------------------------------
Total Other Assets                                                             542.1             554.4
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $   6,429.4       $   6,871.5
=======================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,   December 31,
(in millions)                                                                2003             2002
------------------------------------------------------------------------------------------------------
                                                                          (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                       $  2,694.2       $  2,396.2
Long-term debt, excluding amounts due within one year                        1,382.7          1,387.8
-----------------------------------------------------------------------------------------------------
Total Capitalization                                                         4,076.9          3,784.0
-----------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt                                             0.2              0.2
   Short-term borrowings                                                           -              0.8
   Accounts payable                                                            179.3            204.2
   Accounts payable-Affiliated                                                  39.4            122.7
   Customer deposits                                                            20.7             21.0
   Taxes accrued                                                               230.2            169.4
   Interest accrued                                                             69.4             18.8
   Overrecovered gas and fuel costs                                              1.9             13.1
   Price risk management liabilities                                             3.4              3.3
   Exchange gas payable                                                        271.4            411.9
   Current deferred revenue                                                     18.9             16.9
   Regulatory liabilities                                                       12.4             11.4
   Accrued liability for postretirement and postemployment benefits             26.3             27.4
   Other accruals                                                              250.0            312.5
-----------------------------------------------------------------------------------------------------
Total Current Liabilities                                                    1,123.5          1,333.6
-----------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes                                                       737.2            649.5
   Deferred investment tax credits                                              27.2             28.3
   Deferred credits                                                             45.8             41.6
   Noncurrent deferred revenue                                                 121.2            130.1
   Accrued liability for postretirement and postemployment benefits             73.9            103.2
   Liabilities of discontinued operations and liabilities held for sale            -            539.0
   Regulatory liabilities                                                       88.6             88.1
   Other noncurrent liabilities                                                135.1            174.1
-----------------------------------------------------------------------------------------------------
Total Other                                                                  1,229.0          1,753.9
-----------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                      -                -
-----------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                      $  6,429.4       $  6,871.5
=====================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

Nine Months Ended September 30, (in millions)                   2003       2002
----------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                 $   258.8  $   307.9
   Adjustments to reconcile net income to net cash from
     continuing operations:
     Depreciation and amortization                                122.3      122.0
     Net changes in price risk management activities              (18.2)     (40.3)
     Deferred income taxes and investment tax credits              53.7       55.8
     Deferred revenue                                              (6.8)     (11.5)
     Amortization of unearned compensation                          0.4          -
     Gain on sale of assets                                       (16.0)      (5.0)
     Change in accounting                                          16.8          -
     Loss on sale of discontinued assets                           50.1          -
     Loss (Income) from discontinued operations                     0.2      (30.4)
     Other assets                                                  36.7       15.1
     Other liabilities                                             (6.6)       4.3
   Changes in assets and liabilities:
     Accounts receivable, net                                     191.2      197.9
     Inventories                                                 (155.9)    (125.3)
     Accounts payable                                            (108.2)     (77.2)
     Taxes accrued                                                 (8.2)      16.5
     Under/Overrevovered gas and fuel costs                        21.7      (66.0)
     Exchange gas receivable/payable                             (211.3)     165.7
     Other accruals                                               (97.7)    (133.9)
     Other assets                                                  29.0       71.5
     Other liabilities                                             49.9       50.8
----------------------------------------------------------------------------------
Net Cash from Continuing Activities                               201.9      517.9
Net Cash from Discontinued Activities                             (89.4)     (32.9)
----------------------------------------------------------------------------------
Net Cash from Operating Activities                                112.5      485.0
----------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
   Capital expenditures                                          (163.6)    (109.2)
   Proceeds from disposition of assets                            432.7          -
----------------------------------------------------------------------------------
Net Investment Activities                                         269.1     (109.2)
----------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Changes in short-term debt                                      (0.8)         -
   Dividends paid - common shares                                     -     (202.1)
----------------------------------------------------------------------------------
Net Financing Activities                                           (0.8)    (202.1)
----------------------------------------------------------------------------------
Increase in cash and temporary cash investments                   380.8      173.7
Cash and temporary cash investments at beginning of year           14.5       23.3
----------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD          $   395.3  $   197.0
==================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                          32.7       50.2
   Interest capitalized                                             1.2        1.4
   Cash paid for income taxes (net of refunds)                     93.7        6.9
----------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (unaudited)

                                                                   Three Months                    Nine Months
                                                                 Ended September 30,           Ended September 30,
                                                                ---------------------         ---------------------
(in millions)                                                    2003           2002           2003          2002
-------------------------------------------------------------------------------------------------------------------
Net Income                                                      $  94.6        $ 59.9         $ 258.8       $ 307.9
   Other comprehensive income, net of tax
     Foreign currency translation adjustment                       (0.6)         (0.7)            0.9             -
     Net unrealized (losses) gains on cash flow hedges            (11.5)         (7.7)           17.8           3.5
     Net gain on available for sale securities                      0.5             -             0.5             -
     Minimun pension liability adjustment                          19.8         (20.9)           19.8         (20.9)
-------------------------------------------------------------------------------------------------------------------
   Total other comprehensive income (loss), net of tax              8.2         (29.3)           39.0         (17.4)
-------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                      $ 102.8        $ 30.6         $ 297.8       $ 290.5
-------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For all of the plans, a total of approximately 950 management, professional, administrative and technical positions have been identified for elimination. As of September 30, 2003, approximately 892 employees have been terminated, of whom approximately 33 employees and 123 employees were terminated during the quarter and nine months ended September 30, 2003, respectively. At September 30, 2003 and December 31, 2002, the consolidated balance sheets reflected liabilities of $19.3 million and $35.4 million related to the restructuring plans, respectively. During the quarter and nine months ended September 30, 2003, $2.8 million and $11.7 million of benefits were paid, respectively, as a result of the restructuring plans. Additionally, during the quarter and nine months ended September 30, 2003, the restructuring plan liability was decreased by $4.3 million and $4.4 million, respectively, due to adjustments in estimated costs related to the reorganization initiatives.

3.       DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On August 29, 2003, Columbia closed the previously announced sale of its exploration and production subsidiary, Columbia Energy Resources, Inc. (CER). Under the CER sales agreement, Triana Energy Holdings (Triana), an exploration and production company based in Charleston, W.V. and an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P. (MSCP), purchased all of the stock of CER for $330.0 million, plus the assumption of obligations to deliver approximately 94.0 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. The sale transferred 1.1 trillion cubic feet of natural gas reserves. The $220.0 million after-tax cash proceeds from the sale were used to reduce NiSource's debt. In addition, a $213.0 million liability related to the forward sales contracts was removed from the balance sheet. On January 28, 2003, Columbia's former subsidiary Columbia Natural Resources, Inc. sold its interest in certain natural gas exploration and production assets in New York State representing 39.3 Bcf in reserves and approximately 6.0 Bcf of production for approximately $95.0 million. Columbia recognized an after-tax gain of $44.4 million related to the sale in the first quarter of 2003. An after-tax gain of $30.9 million was recorded in the third quarter of 2003 for the sale of CER. Estimated taxes and adjustments related to the sale of $122.9 million were recorded in the second quarter making the overall effect of the sales an after-tax loss of $47.6 million. Columbia has accounted for CER as discontinued operations and has adjusted all periods presented accordingly.

During 2002, Columbia decided to exit the telecommunications business. The results of operations related to Columbia Transmission Communications Corporation (Transcom) were displayed as discontinued operations on Columbia's consolidated income statement and its assets and liabilities were separately aggregated and reflected as assets and liabilities of discontinued operations on the consolidated balance sheets for all periods presented. On July 3, 2003, Columbia executed an agreement for the sale of 100% of its shares in Transcom. The transaction was completed September 15, 2003. During 2003, Columbia recognized an additional after-tax loss of $2.5 million loss related to the sale.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

On September 30, 2003, Columbia sold Columbia Service Partners, Inc. (Columbia Service Partners), a subsidiary of Columbia for approximately $22.5 million. In the third quarter of 2003, Columbia recognized a pre-tax gain of $16.2 million and an after-tax gain of $10.6 million related to the sale. Columbia Service Partners was reported as assets held for sale.

Results from discontinued operations of CER (including the New York State properties) and Transcom are provided in the following table:

                                                            Three Months                 Nine Months
                                                        Ended September 30,          Ended September 30,
                                                       ---------------------        ---------------------
(in millions)                                           2003           2002          2003          2002
---------------------------------------------------------------------------------------------------------
REVENUES FROM DISCONTINUED OPERATIONS                  $ 26.1          $42.2        $ 104.1       $ 164.7
---------------------------------------------------------------------------------------------------------

Income (Loss) from discontinued operations             $ (3.4)         $ 4.5        $   1.8       $  50.1
Income taxes                                             (4.6)           1.8            2.0          19.7
---------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS         $  1.2          $ 2.7        $  (0.2)      $  30.4
---------------------------------------------------------------------------------------------------------

The assets and liabilities of discontinued operations and assets and liabilities held for sale were as follows:

                                                                                 SEPTEMBER 30,    December 31,
(in millions)                                                                        2003            2002
-------------------------------------------------------------------------------------------------------------
ASSETS HELD FOR SALE AND ASSETS OF DISCONTINUED OPERATIONS
   Accounts receivable, net                                                         $   -           $  44.9
   Property, plant and equipment, net                                                 6.5             682.2
   Other assets                                                                         -             109.2
-----------------------------------------------------------------------------------------------------------
Assets Held for Sale and Assets of Discontinued Operations                          $ 6.5           $ 836.3
-----------------------------------------------------------------------------------------------------------

LIABILITIES HELD FOR SALE AND LIABILITIES OF DISCONTINUED OPERATIONS
   Debt                                                                             $   -           $  (0.1)
   Current liabilities                                                                  -            (191.9)
   Other liabilities                                                                    -            (347.0)
-----------------------------------------------------------------------------------------------------------
Liabilities Held for Sale and Liabilities of Discontinued Operations                    -            (539.0)
-----------------------------------------------------------------------------------------------------------
NET ASSETS AND NET LIABILITIES HELD FOR SALE AND NET ASSETS
   AND NET LIABILITIES OF DISCONTINUED OPERATIONS                                   $ 6.5           $ 297.3
-----------------------------------------------------------------------------------------------------------

4.       RISK MANAGEMENT ACTIVITIES

Columbia is exposed to market risk due to fluctuations in commodity prices. Columbia uses commodity-based derivative financial instruments to manage certain risks in its business and accounts for its derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity" as subsequently amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. Financial instruments authorized for use by Columbia for hedging include futures, swaps and options. Columbia is also exposed to interest rate risk and has entered into interest rate swaps to hedge a portion of the interest rate risk associated with its long-term debt.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

HEDGING ACTIVITIES. The activity for the quarter and nine months ended September 30, 2003 and September 30, 2002 affecting other comprehensive income, with respect to cash flow hedges included the following:

                                                                               Three Months                Nine Months
                                                                            Ended September 30,        Ended September 30,
                                                                            -------------------        -------------------
(in millions, net of tax)                                                    2003        2002            2003       2002
-------------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow
    hedges at the beginning of the period                                   $ 94.3      $ 63.6          $ 65.0     $ 52.4

Unrealized hedging gains (losses) arising during the period on
    derivatives qualifying as cash flow hedges                               (12.1)       (7.8)           22.6       26.0

Reclassification adjustment for net gain (loss) included
    in net income                                                              0.6         0.1            (4.8)     (22.5)
-------------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow
   hedges at the end of the period                                          $ 82.8      $ 55.9          $ 82.8     $ 55.9
-------------------------------------------------------------------------------------------------------------------------

Unrealized gains and losses on Columbia's hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains on hedges of $152.7 million and $136.5 million at September 30, 2003 and December 31, 2002, respectively, of which $28.4 million and $25.4 million were included in "Current Assets" and $124.3 million and $111.1 million were included in "Other Assets." Price risk management liabilities related to unrealized losses on hedges of $3.4 million and $3.3 million at September 30, 2003 and December 31, 2002, respectively, were included in "Current Liabilities."

During the third quarter 2003, no amounts were recognized in earnings due to ineffectiveness and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also, during the third quarter, Columbia reclassified no amounts from other comprehensive income to earnings, due to the probability that certain originally forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $18.5 million, net of tax.

5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. The rate-regulated subsidiaries defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

Significant liabilities were calculated for the pipeline operations related to disposing of offshore platforms, cutting, capping and filling offshore pipelines and certain storage facilities planned for abandonment. Asset retirement obligations related to the gas distribution facilities and gas pipeline networks were identified, however the associated liabilities were not quantifiable due to the indeterminate lives of the associated assets.

Columbia adopted the provisions of SFAS No. 143 on January 1, 2003, and as a result Columbia recognized an asset retirement obligations liability of $49.2 million. In addition, Columbia capitalized $19.3 million in additions to plant assets, net of accumulated amortization. An expense of $1.7 million was recognized immediately upon adoption related to discontinued operations. The cumulative after-tax effect of adopting SFAS No. 143 amounted to $16.8 million. Certain costs of removal, that have been and continue to be included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of Columbia's accumulated depreciation and amortization was approximately $281.2 million at September 30, 2003.

For the quarter and nine months ended September 30, 2003, Columbia recognized accretion expense of $0.1 million and $0.4 million, respectively. The asset retirement obligations liability totaled $7.8 million at September 30, 2003. Had Columbia adopted SFAS No. 143 at the dates the actual liabilities were incurred, the asset retirement obligations liability would have been $44.7 million and $40.8 million at December 31, 2001 and 2000, respectively, of which $35.3 million and $31.9 million would have been reported in discontinued operations.

FASB INTERPRETATION NO. 46 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). On October 8, 2003, the FASB deferred the implementation of FIN 46 to the fourth quarter of 2003. Columbia is currently evaluating FIN 46 in order to determine the impact.

SFAS NO. 149 - AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Effective July 1, 2003, Columbia adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 codifies and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133 primarily in connection with decisions made by the Derivatives Implementation Group and for implementation issues raised in the application of SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 did not have a material impact on Columbia's results of operations during the third quarter of 2003. However, the statement could have a significant impact on the number of contracts that will be marked to market through earnings.

EMERGING ISSUES TASK FORCE (EITF) ISSUE NO. 03-11 - REPORTING REALIZED GAINS AND LOSSES ON DERIVATIVE INSTRUMENTS THAT ARE SUBJECT TO FASB STATEMENT NO. 133 AND NOT "HELD FOR TRADING PURPOSES" AS DEFINED IN EITF ISSUE NO. 02-03. In August 2003, the EITF released Issue No. 03-11, which provides guidance on whether to report realized gains or losses on derivative contracts that settle on a net basis. Currently, Columbia generally reports contracts requiring physical delivery of a commodity on a gross basis, even when the contract is ultimately net settled. EITF No. 03-11 will be applied to financial statement periods after September 30, 2003. Columbia is currently evaluating the effect that EITF 03-11 will have on the financial statements.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

                                                                    Three Months                  Nine Months
                                                                 Ended September 30,          Ended September 30,
                                                                --------------------         ---------------------
(in millions, except per share data)                             2003          2002           2003          2002
------------------------------------------------------------------------------------------------------------------
NET INCOME

   As reported                                                  $ 94.6        $ 59.9         $ 258.8       $ 307.9

   Add:     Stock-based employee compensation expense
            included in reported net inco-e, net of
            related tax effects                                    0.2             -             0.4             -
   Less:    Total stock-based employee compensation
            expense determined under the fair
            value method for all awards, net of tax               (1.0)         (1.3)           (3.6)         (3.1)
------------------------------------------------------------------------------------------------------------------
   Pro forma                                                    $ 93.8        $ 58.6         $ 255.6       $ 304.8
------------------------------------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

8.       ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table displays the components of Accumulated Other Comprehensive Income, which is included in "Common Stock Equity," on the consolidated balance sheets.

                                                            SEPTEMBER 30,   December 31,
(in millions, net of tax)                                       2003            2002
---------------------------------------------------------------------------------------
Foreign currency translation adjustment                       $    -           $ (0.9)
Gain on available for sale securities                            0.8              0.3
Net unrealized gains on cash flow hedges                        82.8             65.0
Minimum pension liability adjustment                            (0.3)           (20.1)
-------------------------------------------------------------------------------------
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME                  $ 83.3           $ 44.3
-------------------------------------------------------------------------------------

9.       GUARANTEES AND INDEMNITIES

As a part of normal business, Columbia and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of other subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at September 30, 2003 and the years in which they expire were:

(in millions)                                 2003          2004      2005          2006        2007        After
------------------------------------------------------------------------------------------------------------------
Guarantees supporting commodity
   transactions of subsidiaries              $    -         $ -      $  50.0      $ 798.4      $ 41.7      $ 161.0
Other guarantees                               75.0           -         50.7            -           -        106.7
------------------------------------------------------------------------------------------------------------------
Total commercial commitments                 $ 75.0         $ -      $ 100.7      $ 798.4      $ 41.7      $ 267.7
------------------------------------------------------------------------------------------------------------------

Columbia has issued guarantees, which support up to approximately $1.0 billion of commodity-related payments for its subsidiaries involved in satisfying requirements under forward gas sales agreements. These guarantees were provided to counterparties in order to facilitate the transactions. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

Columbia has purchase and sales agreement guarantees totaling $140.0 million, which guarantee performance of the seller's covenants, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the consolidated balance sheets

Management believes that the likelihood Columbia would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

Columbia has retained liabilities related to the CER forward gas sales agreements with Mahonia II Limited (Mahonia) for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes (approximately 94.0 Bcf) are delivered in satisfaction of the contractual obligations, ending in February 2006. Columbia will be indemnified by Triana, and MSCP will fund up to a maximum of $213.0 million (as of August 31, 2003) of additional equity to Triana to support Triana's indemnity, for Triana's gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)


Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330.0 million, approximately $200.0 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500.0 million revolving credit facility. Columbia believes that the combination of Triana's proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $213.0 million of further commitments to Triana from MSCP, adequately offset any losses that may be incurred by Columbia due to Triana's non-performance under the Mahonia agreements. Accordingly, Columbia has not recognized a liability related to the retention of the Mahonia guarantees.

10.      MINIMUM PENSION LIABILITY

Columbia used a measurement date of September 30, 2003 for the calculation of its obligations under the pension and other postretirement benefit plans. Due to the upswing in the equity markets, the fair value of Columbia's pension fund assets has increased since September 30, 2002. However, the discount rate used to measure the accumulated benefit obligation has decreased, which slightly offset the increase in the pension assets. In accordance with FASB Statement No. 87, "Employers' Accounting for Pensions," Columbia adjusted its minimum pension liability adjustment at September 30, 2003. The adjustment resulted in a decrease to the retirement benefit liabilities of $33.8 million, a decrease in intangible assets of $2.1 million, a decrease to deferred income tax assets of $12.0 million and an increase to other comprehensive income of $19.8 million after-tax.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

11.      PRESENTATION OF SEGMENT INFORMATION

Columbia manages its operations in three primary segments: Gas Distribution, Transmission and Storage, and Other. The following table provides information concerning these major business segments. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income is derived from revenues and expenses directly associated with each segment.

During the second quarter 2003, Columbia re-aligned its reportable segments to reflect the announced sale of its exploration and production operations. As of the second quarter 2003, Columbia no longer reported an Exploration and Production segment. All periods have been adjusted to conform to the realignment.

                                               Three Months              Nine Months
                                           Ended September 30,       Ended September 30,
                                         -----------------------   -----------------------
(in millions)                               2003         2002         2003         2002
------------------------------------------------------------------------------------------
REVENUES
DISTRIBUTION
  Unaffiliated                           $    197.5   $    232.0   $  1,746.0   $  1,253.7
  Intersegment and affiliates                     -            -            -          8.4
------------------------------------------------------------------------------------------
Total                                         197.5        232.0      1,746.0      1,262.1
------------------------------------------------------------------------------------------
TRANSMISSION AND STORAGE
  Unaffiliated                                135.8        135.5        438.6        449.6
  Intersegment and affiliates                  48.8         54.1        166.4        180.2
------------------------------------------------------------------------------------------
Total                                         184.6        189.6        605.0        629.8
------------------------------------------------------------------------------------------
OTHER
  Unaffiliated                                  9.8          6.3         23.9         18.5
  Intersegment and affiliates                   0.1          0.1          0.2          0.2
------------------------------------------------------------------------------------------
Total                                           9.9          6.4         24.1         18.7
------------------------------------------------------------------------------------------
Adjustments and eliminations                  (46.3)       (49.7)      (159.2)      (169.5)
------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES                    $    345.7   $    378.3   $  2,215.9   $  1,741.1
------------------------------------------------------------------------------------------

OPERATING INCOME
  Distribution                           $      8.9   $     17.9   $    262.8   $    208.0
  Transmission and Storage                     91.1         85.2        289.4        286.6
  Other                                         0.7          8.5            -         19.4
  Corporate                                    12.0          0.9         20.1         (1.2)
------------------------------------------------------------------------------------------
CONSOLIDATED                             $    112.7   $    112.5   $    572.3   $    512.8
------------------------------------------------------------------------------------------

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

Forward Looking Statements

The Management's Narrative Analysis of Results of Operations, including statements regarding market risk sensitive instruments, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, proposed dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, growth opportunities for Columbia's businesses, dealings with third parties over whom Columbia has no control, actual operating experience of acquired assets, Columbia's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions and counter-party credit risk, many of which are beyond the control of Columbia.

The following Management's Narrative Analysis should be read in conjunction with the Columbia Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

                     THIRD QUARTER 2003 CONSOLIDATED RESULTS

Net Income

Columbia reported net income of $94.6 million for the three months ended September 30, 2003, compared to net income of $59.9 million for the third quarter in 2002. Operating income was $112.7 million, an increase of $0.2 million over the same period in 2002.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended September 30, 2003, were $304.8 million, a $9.4 million decrease from the same period last year. The decrease in net revenues was due to lower non-weather related gas sales of $5.0 million and lower interruptible service revenues resulting from high gas commodity costs and early storage refills by firm customers, which reduce available capacity for interruptible customers.

Expenses

Operating expenses for the third quarter 2003 were $192.1 million, a decrease of $9.6 million from the 2002 period. The decrease was primarily due a gain of $16.2 million from the sale of Columbia Service Partners Inc. (Columbia Service Partners), a reduction in employee-related and administrative expenses of $14.0 million, an improvement to income based on a decrease in estimated environmental expenditures of $8.4 million and $2.7 million in environmental insurance recoveries. The 2002 period was favorably impacted by a reduction in estimated sales taxes related to sales of natural gas customers of a subsidiary previously engaged in the retail and wholesale gas marketing business of $12.5 million, environmental insurance recoveries of $12.0 million and $10.0 million based on a reduction in estimated environmental expenditures

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Other Income (Deductions)

Interest expense was $18.5 million for the quarter, a decrease of $9.1 million compared to the third quarter of 2002. The decrease was primarily due to a reduction of long-term debt and lower interest rates on long-term debt.

Income Taxes

Income tax expense for the third quarter 2003 was $37.5 million, an increase of $4.7 million compared to the 2002 period, due to higher pre-tax income.

Discontinued Operations

Income from discontinued operations was $32.1 million for the third quarter of 2003 versus income form discontinued operations of $2.7 million in the third quarter of 2002. On August 29, 2003, Columbia completed the sale of Columbia Energy Resources, Inc. (CER). During the third quarter of 2003, Columbia record a $30.9 million gain on the sale. The sale of CER's interest in natural gas production properties in New York State was recorded in the first quarter and estimated taxes and adjustments related to the sale were recorded in the second quarter making the overall effect of the sales of CER an after-tax loss of $47.6 million.

                        NINE MONTHS CONSOLIDATED RESULTS

Net Income

Columbia reported net income of $258.8 million for the nine months ended September 30, 2003, compared to net income of $307.9 million for the same period in 2002, a decrease of $49.1 million. Operating income was $572.3 million, an increase of $59.5 million from the same period in 2002.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2003, were $1,288.1 million, a $62.7 million increase over the same period last year. The increase in net revenues was a result of increased natural gas sales and deliveries due to colder weather primarily during the first quarter amounting to $51.5 million, increased non-weather related gas sales of $10.6 million, an adjustment for gas costs associated with certain customers and higher gross receipt taxes which were offset in operating expenses, partly offset by $9.3 million of lower interruptible service revenues and $10.4 million of lower firm service revenues due to measures undertaken during a first quarter period of sustained, colder-than-normal weather.

Expenses

Operating expenses for the first nine months of 2003 were $715.8 million, an increase of $3.2 million over the 2002 period. The increase was primarily due to increased uncollectible receivables of $15.3 million from a modification in the method of calculation and the effects of weather-driven higher gas costs on the residential customer base and increased other taxes primarily due to the effects of higher commodity prices on gross receipts taxes that are generally offset in revenues. The increase was mostly offset by a reduction in employee-related and administrative expenses of $31.0 million, a gain of $16.2 million from the sale of Columbia Service Partners, an improvement to income based on a decrease in estimated environmental expenditures of $8.4 million, a reversal of a litigation reserve of $6.6 million relating to a lawsuit that was settled in the second quarter of 2003 and $2.7 million in environmental insurance recoveries. The 2002 period was favorably impacted by $24.5 million in environmental insurance recoveries, $10.0 million based on a reduction in estimated environmental expenditures and unfavorably impacted by $6.5 million from the recognition of a reserve related to a long-term note receivable.

Other Income (Deductions)

Interest expense was $63.6 million for the first nine months 2003, a decrease of $22.3 million compared to the same period in 2002. The decrease was primarily due to a reduction of long-term debt and lower interest rates.

Income Taxes

Income tax expense for the first nine months of 2003 was $199.2 million, an increase of $33.8 million compared to the 2002 period, due to higher pre-tax income.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Discontinued Operations

Loss from discontinued operations was $50.3 million for the first nine months of 2003 versus income from discontinued operations of $30.4 in the prior-year period. Columbia recorded an after-tax loss of $50.1 million, related to the sales of CER and Columbia Transmission Communications Corporation (Transcom) which were completed in the third quarter 2003, slightly offset by a first quarter 2003 gain on the sale of CER's interest in natural gas production properties in New York State. An after-tax gain of $30.9 million was recorded in the third quarter of 2003 for the sale of CER. Estimated taxes and adjustments related to the sale of $122.9 million were recorded in the second quarter making the overall effect of the sales of CER an after-tax loss of $47.6 million.

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

Net cash from continuing operations for the quarter ended September 30, 2003 was $201.9 million. Cash used for working capital was $289.5 million, principally driven by a decrease in exchange gas payables, accounts payable other accruals and increased inventories, partly offset by decreased accounts receivable and underrecovered gas and fuel costs.

Columbia subsidiaries satisfy their liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. These subsidiaries may borrow, on an intercompany basis, a cumulative maximum of $1.13 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.25 billion revolving credit facility with a syndicate of banks. The credit facility is guaranteed by NiSource. As of September 30, 2003, Columbia was a net investor in the NiSource Money Pool.

On August 29, 2003, Columbia closed the previously announced sale of its exploration and production subsidiary, CER. Under the CER sales agreement, Triana Energy Holdings, an exploration and production company based in Charleston, W.V. and an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P., purchased all of the stock of CER for $330.0 million, plus the assumption of obligations to deliver approximately 94.0 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. The sale transferred 1.1 trillion cubic feet of natural gas reserves. The $220.0 million after-tax cash proceeds from the sale were used to reduce NiSource's debt. In addition, a $213.0 million liability related to the forward sales contracts was removed from the balance sheet. On January 28, 2003, Columbia's former subsidiary Columbia Natural Resources, Inc. sold its interest in certain natural gas exploration and production assets in New York State representing 39.3 Bcf in reserves and approximately 6.0 Bcf of production for approximately $95.0 million. Columbia recognized an after-tax gain of $44.4 million related to the sale in the first quarter of 2003. An after-tax gain of $30.9 million was recorded in the third quarter of 2003 for the sale of CER. Estimated taxes and adjustments related to the sale of $122.9 million were recorded in the second quarter making the overall effect of the sales an after-tax loss of $47.6 million. Columbia has accounted for CER as discontinued operations and has adjusted all periods presented accordingly.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

On April 11, 2003, Columbia entered into fixed-to-variable interest rate swap agreements in a notional amount of $100.0 million with two counterparties. Columbia will receive payments based upon a fixed 7.42% interest rate and pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus an average of 2.39 % per annum. There was no exchange of premium at the initial date of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the right to cancel the swaps on either April 15, 2008 or April 15, 2013 at mid-market. Effectiveness of the swaps was determined using the short-cut method pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity" as subsequently amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149 (collectively referred to as SFAS No. 133).

On April 4, 2003, Columbia terminated a fixed-to-variable interest rate swap agreement containing a notional amount of $100.0 million. Columbia received a settlement payment from the counterparty amounting to $8.2 million, which will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

Columbia Gas of Ohio, Inc. (Columbia Gas of Ohio) is a party to an agreement to sell, without recourse, all of its trade receivables to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia. CARC, in turn, is party to an agreement in which it sells a percentage ownership interest in a defined pool of the accounts receivable to a commercial paper conduit. As of September 30, 2003, CARC had $31.5 million outstanding accounts receivable under the conduit.

Management believes that its sources of funding are sufficient to meet the short- and long-term liquidity needs of Columbia.

Credit Ratings

On July 8, 2003, Moody's Investors Service affirmed the senior unsecured ratings of NiSource at Baa3, and the existing ratings of all other subsidiaries including Columbia, concluding a review for possible downgrade that began on May 13, 2003. Moody's ratings outlook for NiSource and all of its subsidiaries is now "stable". On June 30, 2003, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource and the BBB+ rating for the Columbia subsidiary. Fitch's rating outlook for all entities is stable. On June 16, 2003, Standard and Poor's affirmed its senior unsecured ratings of NiSource at BBB, and the existing ratings of all other subsidiaries including Columbia. Standard and Poor's outlook for NiSource and all of its subsidiaries were revised from negative to stable.

                                OTHER INFORMATION

Critical Accounting Policies

Columbia applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on Columbia's results of operations and consolidated balance sheets.

FINANCIAL ACCOUNTING STANDARDS BOARD'S (FASB)- ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Columbia's rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

101, "Regulated Enterprises - Accounting for the Discontinuation of Application of SFAS No. 71." In management's opinion, Columbia's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Certain of the regulatory assets reflected on Columbia's Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, Columbia believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71.

HEDGING ACTIVITIES. Under SFAS No. 133, as amended, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when recovered in revenues.

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

Refer to "Recently Issued Accounting Pronouncements" in Note 5 of the Notes to Consolidated Financial Statements for information regarding recently issued accounting standards.

Regulatory Matters

Changes in gas industry regulation, which began in the mid-1980s at the federal level, have broadened to retail customers at the state level. For many years, large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Gas Distribution's facilities for transportation services. Additionally, as of September 30, 2003, approximately
0.8 million of Gas Distribution's residential and small commercial customers had selected an alternate supplier.

Gas Distribution continues to offer customer choice opportunities through regulatory initiatives in all of its jurisdictions. Columbia Gas of Kentucky, Inc. has received approval to continue its choice program for residential and commercial customers through May 31, 2005. While customer choice programs are intended to provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Gas Distribution expects to play a substantial role in supplying gas commodity services to its customers in the foreseeable future. As customers enroll in these programs and purchase their gas from other suppliers, the Gas Distribution subsidiaries are sometimes

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

left with pipeline capacity they have contracted for, but no longer need. The state commissions in jurisdictions served by Gas Distribution are at various stages in addressing these issues and other transition considerations. Gas Distribution is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered. Methodologies for mitigating or recovering transition costs include incentive sharing mechanisms, reducing levels of reserved pipeline capacity and mandatory assignment of pipeline capacity to alternative suppliers.

Through October 2004, Columbia Gas of Ohio is operating under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia Gas of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia Gas of Ohio's regulatory framework from October 2004 through October 2010. The majority of Columbia Gas of Ohio's contracts with interstate pipelines expire in October 2004, and the amended stipulation would permit Columbia to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also: (1) extend Columbia Gas of Ohio's Choice program through October 2010; (2) provide Columbia Gas of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the Choice program; and, (3) allow Columbia Gas of Ohio to record post-in-service-carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. The PUCO is currently reviewing the amended stipulation. Management cannot predict what action the PUCO will take on the amended stipulation.

On February 28, 2003, Columbia Transmission Corporation (Columbia Transmission) filed with the Federal Energy Regulatory Commission (FERC) its annual Transportation Costs Rate Adjustment (TCRA), Retainage Adjustment Mechanism, and Electric Power Cost Adjustment. On March 31, 2003, the FERC requested that Columbia Transmission provide further documentation for the rate adjustments included in the filings. Responses were filed with the FERC on April 21, 2003. On October 7, 2003, FERC issued a Letter Order accepting Columbia Transmission's supplemental informational compliance filing to support its annual TCRA filing. The Order finds that the April 21st filing complies with the March 31, 2003 order and supports Columbia Transmission's proposed TCRA rates.

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

Certain Columbia affiliates use various combustion equipment in the generation, distribution and transmission of energy, including turbines, boilers and various reciprocating engines. Within the period December 2002 to January 2003, the U.S. Environmental Protection Agency (EPA) proposed maximum achievable control technology (MACT) standards to meet national emission standards for hazardous air pollutants for stationary combustion turbines, industrial boilers and reciprocating internal combustion engines. Columbia will continue to monitor the proposed MACT standards for potential applicability and cost impact to its operations. Pending finalization of the proposed standards, Columbia is unable to predict what, if any, additional compliance costs may result.

In connection with the sale of CER, Columbia has agreed to retain responsibility for remediation of approximately 140 metering stations where mercury was utilized, and certain other environmental issues. An estimated liability has been recorded for the remediation.

The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. These rules were widely challenged. On March 26, 2002, the United States Court of Appeals for the D.C. Circuit largely upheld the ambient air standards as challenged. Consequently, designation of areas not attaining the standards, promulgation of rules specifying a compliance level, compliance deadline, and controls necessary for compliance will be completed over the next few years, which will likely change air emissions compliance requirements. In the interim, existing ozone ambient air quality standards will remain in place and may

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

require imposition of additional controls in areas of non-attainment. Resulting rules could require additional reductions in NOx emissions from reciprocating engines and turbines at pipeline compressor stations (including compressor stations owned by Columbia Transmission and Columbia Gulf Transmission Company). The EPA and state regulatory authorities will set final implementation requirements. Certain states have already begun to propose new NOx emission requirements that may be applicable to pipeline engines and turbines. Columbia believes that the costs relating to compliance with any new limits may be significant but are dependent upon the ultimate control program agreed to by the targeted states and the EPA, and are currently not reasonably estimable. Columbia will continue to closely monitor developments in this area.

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

Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5. As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. During the nine months ended September 30, 2003, Columbia Transmission completed a sufficient number of the characterization reports and remediation plans to adjust its estimate for the entire program. As a result, the liability was reduced by $44.2 million, the related regulatory asset was decreased by $33.2 million, and there was an improvement to income of $11.0 million. The estimate may be adjusted as additional work is completed consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 92, FASB's SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position No. 96-1.

At September 30, 2003, the remaining environmental liability recorded on the balance sheet of Columbia Transmission was $7.6 million. Future expenditures will be charged against the previously recorded liability. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on Columbia's operations, liquidity or financial position, based on known facts, existing laws, regulations, Columbia Transmission's cost recovery settlement with customers and the time period over which expenditures will be made.

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

Changes in Internal Controls

There was no change in Columbia's internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Columbia's internal control over financial reporting.

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

         A trial commenced in the third quarter of 1996 in the Court of Queen's Bench for the Province of Alberta and judgment was issued in September 2001. The court dismissed most of the plaintiffs' claims, including the fiduciary duty claim, but did order a reduction of the Carried Interest Account in the amount of $5.3 million (Cdn.) and ordered that the defendants were not entitled to charge the plaintiffs processing fees. On October 3, 2003, this matter was settled and the case was dismissed. The Company also believes that it will shortly be able to negotiate an early release of the escrow account that secures its indemnification obligation to Anderson.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

3.       PRICE ET AL V. GAS PIPELINES, ET AL.

         Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and thirteen affiliated entities. The allegations in Price (formerly known as Quinque) are similar to those made in Grynberg; however, Price broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Price asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Price sought certification as a nationwide class action on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. However, on April 10, 2003, the judge denied Plaintiffs motion for class certification of the nationwide class. On July 28, 2003, the court granted Plaintiffs' Motion for Leave to File a Fourth Amended Complaint, which narrows the number of defendants and scope of the allegations to volume mismeasurement in Kansas, Wyoming, and Colorado. This complaint only names one Columbia entity, Columbia Energy Services Corporation ("CES"), as a defendant. On October 9, 2003, the court also allowed the Plaintiffs to file a related case alleging BTU mis-measurement, in which CES again is the only Columbia entity named as a defendant.

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

         In June 2002, Atlantigas Corporation filed a complaint alleging that NiSource, certain of its subsidiaries and other defendants illegally discounted services to select shippers and sought damages under anti-trust, RICO, and state law totaling $18 million ($54 million if trebled). The activities about which the plaintiff is complaining were the subject of a FERC enforcement staff investigation and subsequent settlement approved in October 2000. On September 29, 2003, the court granted the NiSource defendants' motion to dismiss for lack of personal jurisdiction. On October 8, 2003, plaintiff moved to modify the court's order to provide for transfer of the case to the U.S. District Court for Delaware, rather than outright dismissal. The NiSource defendants filed their opposition to plaintiff's motion on October 15, 2003. In addition, on October 27, 2003 the plaintiff also filed its complaint in U.S. District Court for the Northern District of Maryland.

         On March 18, 2003, a related suit was filed by Triad Energy Resources. This new case purports to be a class action covering customers of Columbia Gas Transmission who were allegedly damaged by the same activities complained of in the Atlantigas litigation. The named defendants include NiSource Inc., certain of its subsidiaries and other unrelated parties, including shippers who allegedly benefited from the complained of activities. The plaintiffs claim that all defendants engaged in vertical restraint of trade by conspiring to provide scarce transportation/storage capacity to a select group of shippers who in turn agreed to fix the price of gas. The plaintiffs also claim that the defendant shippers engaged in horizontal restraint of trade by conspiring with each other to gain preferential treatment from the pipeline defendants. There is also a separate count alleging tortious interference against all defendants. The Company intends to vigorously defend this matter. Based on the court's decision in Atlantigas, the Triad plaintiffs have moved to dismiss this case from the District of Columbia in order to refile it in another jurisdiction.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

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

         (31.1) Certification of Michael W. O'Donnell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         (31.2) Certification of David J. Vajda, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         (32.1) Certification of Michael W. O'Donnell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

         (32.2) Certification of David J. Vajda, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the third quarter 2003.

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

                                                      Columbia Energy Group
                                               ---------------------------------
                                                           (Registrant)

Date:  November 12, 2003                   By: /s/ Jeffrey W. Grossman
                                               ---------------------------------
                                                   Jeffrey W. Grossman
                                                      Vice President
                                               (Principal Accounting Officer
                                               and Duly Authorized Officer)