Form 10-K
period 2003-12-31
COLUMBIA ENERGY GROUP
filed 2004-03-19
CIK 22099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from       to
                                                 -----    -----

                        Commission file number 001-01098

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

                                    Debentures
 ------------------------------------------------------------------------------
 6.80% Series C due November 28, 2005      7.42% Series F due November 28, 2015
 7.05% Series D due November 28, 2007      7.62% Series G due November 28, 2025
 7.32% Series E due November 28, 2010

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

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                                    CONTENTS

                                                                                                            Page
                                                                                                             No.
                                                                                                            ----
Part I

         Item 1.    Business.........................................................................         3

         Item 2.    Properties.......................................................................         4

         Item 3.    Legal Proceedings................................................................         5

         Item 4.    Submission of Matters to a Vote of Security Holders..............................         7

Part II

         Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters........         7

         Item 6.    Selected Financial Data..........................................................         7

         Item 7.    Management's Narrative and Analysis of Results of Operations......................        8

         Item 7a.   Quantitative and Qualitative Disclosures About Market Risk........................       14

         Item 8.    Financial Statements and Supplementary Data......................................        15

         Item 9.    Change In and Disagreements with Accountants on Accounting and
                      Financial Disclosure...........................................................        48

         Item 9A.   Controls and Procedures..........................................................        48

Part III

         Item 10.   Directors and Executive Officers of the Registrant...............................        48

         Item 11.   Executive Compensation...........................................................        48

         Item 12.   Security Ownership of Certain Beneficial Owners and Management...................        48

         Item 13.   Certain Relationships and Related Transactions...................................        48

         Item 14.   Principal Accountings Fees and Services..........................................        49

         Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................        50

         Signatures..................................................................................        51

         Exhibits....................................................................................        52

PART 1

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

ITEM 1. BUSINESS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Columbia Energy Group (Columbia) and its subsidiaries are primarily engaged in natural gas transmission and natural gas distribution. Columbia, organized under the laws of the State of Delaware on September 30, 1926, is a registered holding company under the Public Utility Holding Company Act of 1935 (1935 Act), as amended, and derives substantially all of its revenues and earnings from the operating results of its 15 direct subsidiaries.

Presentation of Segment Information

Columbia meets the conditions specified in General Instruction I(1)(a) and (b) to Form 10-K and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, such as NiSource Inc. (NiSource) that are reporting companies under the Securities Exchange Act of 1934. Accordingly, Management's Narrative and Analysis of Results of Operations is included in this report, and Columbia has omitted from this report the information called for by
Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations).

Columbia operates in three segments: Gas Distribution Operations, Gas Transmission and Storage Operations, and Other Operations.

Gas Distribution Operations

Columbia's five Gas Distribution Operations' subsidiaries provide natural gas service to nearly 2.2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. These operations include 33,624 miles of pipelines, 3,300 acres of underground storage, 8 storage wells and one compressor station with 800 horsepower (hp) of installed capacity. Columbia's Gas Distribution Operations are involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the Columbia Gas Distribution Operations for transportation services.

Gas Transmission and Storage Operations

Columbia Gas Transmission Corporation (Columbia Transmission) has 841,992 acres of underground storage, 3,578 storage wells, 11,604 miles of interstate pipelines and 92 compressor stations with 589,519 hp of installed capacity. These operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and West Virginia. Columbia Gulf Transmission Company (Columbia Gulf) has 4,133 miles of transmission pipelines and 12 compressor stations with 479,102 hp of installed capacity. Columbia Gulf's operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas, Wyoming and the offshore Gulf of Mexico. The Gas Transmission and Storage Operations subsidiaries are engaged in several projects that will expand their facilities and throughput. The largest such project is the proposed Millennium Pipeline. The Millennium Pipeline is a project proposed by a partnership of energy companies including Columbia Transmission, which would replace parts of an existing Columbia Transmission pipeline.

Other Operations

Other Operations is primarily comprised of the remaining gas sales obligations of Columbia Energy Services Inc. (Columbia Energy Services), which was in the commercial and residential natural gas retail business, and the operations of the remaining microwave relay business.

For additional discussion of Columbia's business segments, including financial information for the last three fiscal years, see the Notes to Consolidated Financial Statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Competition and Changes in the Regulatory Environment

The regulatory frameworks applicable to Columbia's operations, at both the state and federal levels, continue to evolve. These changes have had and will continue to have an impact on Columbia's operations, structure and profitability. At the same time, competition within the gas industry will create opportunities to compete for new customers and revenues. Management continually seeks new ways to be more competitive and profitable in this changing environment, including providing its gas customers with increased customer choice for new products and services.

Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets, which continue to evolve. During the past few years, local distribution company (LDC) customers and marketers began to purchase gas directly from producers and marketers and an open competitive market for gas supplies emerged. This separation or "unbundling" of the transportation and other services offered by pipelines and LDCs allows customers to select services independent from the purchase of the commodity. Columbia's Gas Distribution Operations' subsidiaries are involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the Columbia Gas Distribution Operations' subsidiaries for transportation services.

Other Relevant Business Information

Columbia's customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.

As of December 31, 2003, Columbia had 3,774 employees of which 1,062 were subject to collective bargaining agreements.

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

ITEM 2. PROPERTIES

Information relating to properties is included in Item 1. Assets under lien and other guarantees are described in Note 15C and D of the Notes to Consolidated Financial Statements.

Neither Columbia nor any subsidiary knows of material defects in the title to any real properties of the subsidiaries of Columbia or any material adverse claim of any right, title, or interest therein, pending or contemplated. Substantially all of Columbia Transmission's property has been pledged to Columbia as security for First Mortgage Bonds issued by Columbia Transmission to Columbia.

ITEM 3. LEGAL PROCEEDINGS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

1. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V. COLUMBIA GAS TRANSMISSION CORP., ET AL., U.S. DISTRICT COURT, E.D. LOUISIANA

         The plaintiff filed a complaint in 1997, under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf and Columbia Transmission. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mis-measuring the volume and heating content of natural gas produced on Federal land and Indian lands. The Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. The plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities.

         Plaintiff's second complaint, filed in 1997, repeats the mis-measurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999.

         This case is still in the discovery process.

2. VIRGINIA NATURAL GAS, INC. V. COLUMBIA GAS TRANSMISSION CORP., FEDERAL ENERGY REGULATORY COMMISSION

         On January 13, 2004, Virginia Natural Gas, Inc. (VNG) filed with Federal Energy Regulatory Commission's (FERC) a "Complaint Seeking Compliance with the Natural Gas Act and with Regulations and Certificate Orders of the Federal Energy Regulatory Commission and Seeking Remedies" in Docket No. RP04-139. VNG alleges various violations during the 2002-2003 winter by Columbia Transmission of its firm service obligations to VNG. VNG seeks monetary damages and remedies (exceeding $37 million), and also seeks certain prospective remedies. Columbia Transmission filed its response to the complaint on February 2, 2004, demonstrating the authority under which it had acted and the limitations on FERC's authority to address the issues and damage claims raised by VNG. On February 17, 2004, VNG filed an answer and motion for summary disposition. Columbia filed its response to that most recent VNG pleading on March 3, 2004. FERC has taken no action to date regarding the complaint.

3.       PRICE ET AL V. GAS PIPELINES, ET AL., STEVENS COUNTY COURT, KANSAS

         This was originally a nationwide class action suit filed in 1999 on behalf of all domestic producers and all state taxing authorities against over 200 natural gas measurers, mostly natural gas pipelines. The plaintiffs allege that, since January 1, 1974, Defendants have mismeasured the volume and/or heating content of natural gas from non-federal oil and gas leases and, as a result, caused substantial royalty underpayments. The allegations in this case are in most respects identical to the allegations in the Grynberg case described above but these allegations apply to all "non-federal" leases. Plaintiffs have filed their Fourth Amended Petition, in which they narrow the number of defendants, now down to only 53, and the geographic scope of their allegations (from a nationwide class to actions occurring in Kansas, Wyoming and Colorado only). Plaintiffs have also filed a companion suit against the same defendants named in the Fourth Amended Petition alleging mismeasurement relating to BTU content. The only remaining Columbia Energy Group (Columbia) defendant is Columbia Energy Service Corporation. Columbia is seeking to have Columbia Energy Service Corporation dismissed as a defendant.

4. VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL., CHAUTAUQUA COUNTY COURT, NEW YORK

         Plaintiffs filed a complaint in 2000 against Columbia Natural Resources
         (CNR), a former subsidiary, Columbia Transmission, Columbia and Columbia Energy Resources, Inc. The complaint alleges that plaintiffs own an interest in oil and gas leases in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end-user and by improperly deducting post-production costs. Plaintiffs seek the alleged royalty underpayment and punitive damages. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases owned by the defendants. Discovery is still proceeding regarding class certification issues.

ITEM 3. LEGAL PROCEEDINGS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

5. ATLANTIGAS CORPORATION V. NISOURCE, ET AL, U.S. DISTRICT COURT, NORTHERN DISTRICT OF MARYLAND AND TRIAD ENERGY RESOURCES, ET AL. V. NISOURCE, ET AL

         In the Atlantigas proceeding, the original complaint was filed in June 2002 in the U.S. District Court, District of Columbia. This original complaint was dismissed for lack of personal jurisdiction on September 29, 2003. A new complaint was filed in the U.S. District Court of Northern Maryland on October 27, 2003. This complaint alleges that various Columbia companies, including Columbia Transmission and Columbia Gulf, and certain "select shippers" engaged in an "illegal gas scheme" that violated federal anti-trust and state law. The "illegal gas scheme" complained of by the plaintiff relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. In January 2004, the defendants filed a motion to dismiss the suit on the issue of Atlantigas' standing to sue and the case is stayed pending argument on that motion.

         The Triad Energy case which was filed in March of 2003 was also originally filed in the U.S. District Court, District of Columbia. This case was a purported class action against various Columbia companies (including Columbia Transmission and Columbia Gulf) as well as several "select shippers" who allegedly benefited from the gas imbalance transactions described in the Atlantigas proceeding. Plaintiffs asserted a claim for damages of $1.716 billion ($5.147 billion if trebled). Based on the Court's decision on personal jurisdiction in Atlantigas, the plaintiffs dismissed this case on October 31, 2003 from the District of Columbia and indicated that the case would be refiled in another jurisdiction. To date, the plaintiffs have not refiled a case against any Columbia companies.

6 TAWNEY, ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ROANE COUNTY, WV CIRCUIT COURT

         The Plaintiffs, who are royalty owners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties by improperly deducting post-production costs and not paying a fair value for the gas produced from their leases. Plaintiffs seek the alleged royalty underpayment and punitive damages claiming that CNR fraudulently concealed the deduction of post-production charges. In February 2004, the court certified the case as a class action that includes any person who, after January 1, 1980, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the State of West Virginia. All individuals, corporations, agencies, departments or instrumentalities of the United States of America are excepted from the class. Although Columbia sold CNR in 2003, it remains obligated to manage this litigation and also remains at least partly liable for any damages awarded to the plaintiffs. The company intends to appeal the decision granting class certification.

         Refer to Footnote 15B Other Commitments and Contingencies in the notes to the consolidated financial statements, for additional information regarding legal proceedings .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Omitted pursuant to General Instruction I. (2)(c).

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NiSource is the holder of record of all the outstanding common equity securities of Columbia.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I. (2)(a).

ITEM 7. MANAGEMENT'S NARRATIVE AND ANALYSIS OF RESULTS OF OPERATIONS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

                            INDEX                                           PAGE
----------------------------------------------------------------------      ----
Consolidated Review...................................................        8
Liquidity and Capital Resources.......................................       10

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

The Management's Narrative Analysis of Results of Operations, including statements regarding market risk sensitive instruments, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia Energy Group's (Columbia) plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.

Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, growth opportunities for Columbia's businesses, dealings with third parties over whom Columbia has no control, actual operating experience of acquired assets, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions and counter-party credit risk, many of which risks are beyond the control of Columbia.

                               CONSOLIDATED REVIEW

Columbia's income from continuing operations for 2003 was $478.1 million, an increase of $44.9 million from 2002. Income from continuing operations for 2002 was $433.2 million, an increase of $154.3 million from 2001.

Taking into account income from continuing operations, the loss from discontinued operations and the change in accounting, Columbia reported net income of $413.1 million in 2003, a decrease of $2.3 million from the prior year. Columbia reported net income of $415.4 million in 2002, an increase of $225.5 million from the prior year.

Net Revenues

Total net revenues of $1,772.5 million for 2003 reflected an increase of $35.4 million from 2002. Items that favorably impacted the year included colder weather during the heating season, which increased natural gas sales and deliveries in the first quarter amounting to $34.1 million and increases in non-traditional and non-weather related volumes amounting to $18.1 million. These favorable items were offset by lower interruptible service revenues and firm service revenues of $19.7 million in the Gas Transmission and Storage Operations segment due to measures undertaken during the first quarter of sustained, colder-than-normal weather, a decrease in storage and transportation revenues of $13.1 million and higher cost trackers and gross receipts taxes generally offset in operating expenses.

Total net revenues of $1,737.1 million for 2002 reflected a decrease of approximately $46.3 million from 2001. The decrease in revenues was primarily attributable to reduced off system sales, incentive programs and non-weather-related gas sales totaling $23.8 million, an $8.5 million reduction in gains on the sales of storage base gas and higher cost trackers and gross receipts taxes generally offset in operating expenses. Slightly offsetting the decrease was a $12.9 million impact of favorable weather due to a much colder heating season during the latter part of 2002, which increased natural gas sales and deliveries.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Expenses

Operating expenses were $981.9 million in 2003, a $0.6 million decrease from 2002. Expense reductions for 2003 include the approval of a bad debt tracker for Columbia of Ohio, Inc. (Columbia of Ohio) for the recovery of $25.2 million of previously uncollected accounts receivable and $22.5 million in reduced administrative and employee-related expense. In addition, Columbia sold Columbia Service Partners, Inc. for a gain of $16.6 million in the third quarter of 2003. Operating expense increases experienced during the year included an increase in uncollectible accounts receivable expense amounting to $20.0 million, an increase of $6.2 million in pension and post-retirement benefits expenses, and increased tax expense of $6.1 million consisting primarily of increased property taxes. The 2002 period included $24.2 million of insurance recoveries for environmental expenses, a reduction in estimated sales taxes of $11.4 million related to sales of natural gas to customers of a subsidiary previously engaged in the retail and wholesale gas marketing business, a reduction in a reserve for environmental expenditures of $10.0 million, a $10.0 million reversal in reserves related to unaccounted-for gas, offset by $17.3 million of increased expenses related to NiSource's reorganization initiatives and other employee-related costs and $8.7 million related to the recognition of a reserve related to a long-term note receivable.

Total operating expenses for 2002 were $982.5 million, a decrease of $204.3 million from 2001, attributable to the reversal of $49.7 million of reserves related to estimated taxes, environmental site characterization results for the pipeline operations and litigation issues; reduced employee-related, support service and facility expenses amounting to $35.0 million; and $23.6 million from insurance recoveries of environmental expenditures. The 2001 period was negatively affected by $76.5 million from the recognition of reserves mainly comprised of estimated environmental costs for manufactured gas plant sites, legal issues and estimated unrecoverable operating gas costs.

Other Income (Deductions)

Interest expense and related charges of $84.6 million decreased $31.9 million primarily due to lower short-term interest rates and a reduction in long-term debt. Interest expense and related charges was $116.5 million for 2002, a decrease of $41.9 million from 2001 primarily due to lower short-term interest rates.

Income Taxes

Income tax expense in 2003 totaled $249.7 million, an increase of $20.6 million from 2002, primarily as a result of higher pre-tax income in 2003 as compared to the earlier period.

Income tax expense in 2002 totaled $229.1 million, an increase of $54.3 million from 2001, primarily as a result of higher pre-tax income in 2002 as compared to the earlier period. The increase was partly offset by a slightly lower effective tax rate partly due to a lower estimate of average state income taxes for 2002 and $16.1 million in adjustments related to prior years' tax liabilities.

Discontinued Operations

Discontinued operations reflected an after-tax loss of $48.2 million in 2003 compared to an after-tax loss of $17.8 million in 2002. On August 29, 2003, Columbia completed the sale of Columbia Energy Resources, Inc. (CER). The sale of CER's interest in natural gas production properties in New York State was recorded in the first quarter and adjustments related to the sale were recorded in the fourth quarter making the overall effect of the sale of the exploration and production properties an after-tax loss of $46.4 million. In 2003, Columbia recorded a loss on the sale of the telecommunications business of $1.3 million.

Discontinued operations reflected an after-tax loss of $17.8 million in 2002 compared to an after-tax loss of $93.0 million in 2001. The 2002 period was unfavorably impacted by a non-cash charge of $51.3 million, after-tax, as a result of the continuing depressed market for dark fiber and Columbia's decision to exit the telecommunications business and favorably impacted by $39.9 million of income from CER. The 2001 loss was comprised of an initial write-down of the telecommunication assets amounting to $58.0 million, after-tax, and an after-tax loss on the sale of Columbia Propane Corporation of $50.6 million.

Change in Accounting

The change in accounting in 2003 of $16.8 million, net-of-tax, resulted from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations. The change in accounting in 2001 is a result of the adoption of the Financial Accounting Standards Board statement on derivative accounting.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES

A significant portion of Columbia's operations is subject to seasonal fluctuations in cash flows. During the heating season, which is primarily from November through March, cash receipts from natural gas sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand together with external short-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service.

Net cash from continuing operations for the twelve months ended December 31, 2003 was $252.9 million. Cash used for working capital was $441.6 million, principally driven by increased gas inventories and decreased accounts payable, other accruals, other non-current liabilities and exchange gas payables, partly offset by lower accounts receivable.

Columbia subsidiaries satisfy their liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. These subsidiaries may borrow, on an intercompany basis, a cumulative maximum of $1.13 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.25 billion revolving credit facility with a syndicate of banks. The credit facility is guaranteed by NiSource. As of December 31, 2003, Columbia was a net investor in the NiSource Money Pool.

On September 30, 2003, Columbia sold Columbia Service Partners, Inc. (Columbia Service Partners) for approximately $22.5 million. In the third quarter of 2003, Columbia recognized an after-tax gain of $10.6 million related to the sale. Columbia Service Partners had been reported as assets held for sale.

On August 29, 2003, Columbia sold its exploration and production subsidiary, CER to a subsidiary of Triana Energy Holdings for $330.0 million, plus the assumption of obligations to deliver approximately 94.0 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. On January 28, 2003, Columbia's former subsidiary Columbia Natural Resources, Inc. (CNR) sold its interest in certain natural gas exploration and production assets in New York for approximately $95.0 million. Columbia has accounted for CER as discontinued operations and has adjusted prior periods accordingly. During 2003, Columbia recognized an after-tax loss of $46.4 million related to the sales.

Non-Trading Risks

Commodity price risk resulting from non-trading activities at Columbia's rate-regulated subsidiaries is limited, since regulations allow recovery of prudently incurred gas costs through the rate-making process. If states should explore additional regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional ratemaking process and may be more exposed to commodity price risk.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

On April 11, 2003, Columbia entered into fixed-to-variable interest rate swap agreements in a notional amount of $100 million with two counterparties. Columbia will receive payments based upon a fixed 7.42% interest rate and pay a floating interest amount based on U.S. 6-month British Banker Association (BBA) LIBOR plus an average of 2.39% per annum. There was no exchange of premium at the initial date of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the right to cancel the swaps on either April 15, 2008 or April 15, 2013 at mid-market.

On April 4, 2003, Columbia terminated a fixed-to-variable interest rate swap agreement in a notional amount of $100.0 million. Columbia received a settlement payment from the counterparty amounting to $8.2 million, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt.

On September 3, 2002, Columbia entered into fixed-to-variable interest rate swap agreements totaling $281.5 million with three counterparties effective as of September 5, 2002. According to the agreements, Columbia will receive payments based upon a fixed 7.32% interest rate and will pay a floating interest amount based on U.S. 6-month BBA LIBOR plus 2.66% per annum. There was no exchange of premium at inception of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the one-time right to cancel the swaps on September 5, 2007 at mid-market.

Sale of Trade Receivables

Columbia of Ohio is a party to an agreement to sell, without recourse, all of its trade receivables, with the exception of certain low-income payment plan receivables, as they originate, to Columbia Accounts Receivable Corporation
(CARC), a wholly-owned subsidiary of Columbia. CARC, in turn, is party to an agreement under which it sells a percentage ownership interest in the accounts receivable to a commercial paper conduit. Under these agreements, CARC may not sell any new affiliate receivables to the conduit if Columbia's debt rating falls below BBB or Baa2 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below investment grade, the agreements terminate and CARC may not sell any new receivables to the conduit. As of December 31, 2003, $89.5 million of accounts receivable had been sold by CARC. Canadian Imperial Bank of Commerce (CIBC), the administrative agent for the program, has informed Columbia of Ohio that, CIBC and its commercial paper conduit entities will let all existing receivable securitization agreements expire in the normal course of business. As such, the Columbia of Ohio receivables program with CIBC will terminate on May 15, 2004 and Columbia of Ohio plans to initiate a new program with a new agent and conduit purchaser.

Credit Ratings

On July 8, 2003, Moody's Investors Service affirmed the senior unsecured ratings of NiSource at Baa3, and the existing ratings of all other subsidiaries, concluding a review for possible downgrade that began on May 13, 2003. Moody's ratings outlook for NiSource and its subsidiaries is now "stable". On June 30, 2003, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource and the BBB+ rating for Columbia. Fitch's outlook for NiSource and all of its subsidiaries is stable. On June 16, 2003, Standard and Poor's affirmed its senior unsecured ratings of NiSource at BBB, and the existing ratings of all other subsidiaries. Standard and Poor's outlook for NiSource and all of its subsidiaries was revised from negative to stable.

Columbia is the principal for surety bonds issued to guarantee performance under forward gas sales agreements. The surety bonds related to forward gas sales under agreements with Mahonia II Limited have indemnity values amounting to approximately $184.3 million declining over time and have ratings triggers if the credit rating of Columbia falls below BBB at Standard and Poor's or Baa2 at Moody's. Columbia's long-term debt ratings are currently BBB and Baa2 at Standard and Poor's and Moody's, respectively. The collateral requirement from a downgrade below the ratings trigger levels would require the posting of a letter of credit of approximately $184.3 million declining over time, to support the bonds.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Contractual Obligations and Commercial Commitments

Columbia has certain contractual obligations that extend beyond 2004. The obligations include long-term debt, lease obligations, and purchase obligations for pipeline capacity, transportation and storage services through Columbia's Gas Distribution Operations subsidiaries. The total contractual obligations in existence at December 31, 2003 and their maturities were:

          (in millions)                      Total         2004        2005         2006        2007        2008         After
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt                             $1,366.4       $    -     $ 281.5       $    -     $  281.5     $     -      $ 803.4
Capital leases                                  2.0          0.3         0.4          0.4          0.4         0.3          0.2
Operating leases                              109.7         19.1        16.4         15.1         12.3         9.5         37.3
Unconditional purchase obligations            274.1         52.8        43.8         34.9         28.8        21.5         92.3
--------------------------------------------------------------------------------------------------------------------------------
Total contractual obligations              $1,752.2       $ 72.2     $ 342.1       $ 50.4     $  323.0     $  31.3      $ 933.2
--------------------------------------------------------------------------------------------------------------------------------

In addition, Columbia has obligations associated with interest and tax payments. For 2004, Columbia projects that it will be required to make interest and tax payments of $403.8 million. Also, Columbia expects to make contributions of $14.9 million to its pension plans and $27.4 million to its postretirement medical and life plans in 2004.

Columbia has made certain commercial commitments that extend beyond 2004. The commitments include guarantees, which support commercial activities. The total commercial commitments in existence at December 31, 2003, including commercial commitments for discontinued operations, and the years in which they expire were:

          (in millions)                      Total         2004        2005         2006         2007        2008        After
--------------------------------------------------------------------------------------------------------------------------------
Guarantees supporting commodity
   transactions of subsidiaries           $   983.4      $     -      $ 50.0       $736.5       $ 39.5       $57.4      $ 100.0
Other guarantees                              305.2        150.0        50.7            -            -           -        104.5
--------------------------------------------------------------------------------------------------------------------------------
Total commercial commitments              $ 1,288.6      $ 150.0      $100.7       $736.5       $ 39.5       $57.4      $ 204.5
--------------------------------------------------------------------------------------------------------------------------------

Capital Expenditures

The table below reflects actual capital expenditures by segment for 2003 and 2002 and an estimate for year 2004:

               (in millions)                                             2004E             2003             2002
-------------------------------------------------------------------------------------------------------------------
Gas Distribution Operations                                            $  118.3          $  112.3         $  110.8
Gas Transmission and Storage Operations                                   135.8             119.4            127.1
-------------------------------------------------------------------------------------------------------------------
TOTAL                                                                  $  254.1          $  231.7         $  237.9
-------------------------------------------------------------------------------------------------------------------

For 2003, capital expenditures were $231.7 million, a decrease of $6.2 million over 2002. The Gas Distribution Operations segment's capital program in 2003 included business initiatives to extend service to new areas and develop future markets through new services that may be added to the existing business and to create a potential new pool of customers. The program also included, expenditures to ensure safe, reliable and improved service to customers and to modernize and upgrade facilities. The Gas Transmission and Storage Operations segment invested primarily in upgrading facilities with some expenditure for new business initiatives.

For 2004, the projected capital program is expected to be $254.1 million, which is a $22.4 million increase over capital expenditures in 2003. $6.0 million of this increase is related to increased capital for system infrastructure improvements at the Gas Distribution Operations segment. The remaining $16.4 million increase is attributable to expenditures at the Gas Transmission and Storage Operations segment for compliance with the U.S. Department of Transportation's (DOT) recently issued Integrity Management Rule.

Pension Funding

Due to the upswing in the equity markets, the fair value of Columbia's pension fund assets has increased since September 30, 2002. Although Columbia expects market returns to revert to normal levels as demonstrated in historical periods, Columbia may be required to provide additional funding for the obligations if returns on plan assets fall short of the assumed 9.0% long-term rate. Also, Columbia expects pension expense for 2004 to be consistent with the amount recognized in 2003. See Note 10 of Notes to the Consolidated Financial Statements for more information.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Management believes that its sources of funding are sufficient to meet the short-term and long-term liquidity needs of Columbia.

                         OFF BALANCE SHEET ARRANGEMENTS

Columbia has issued guarantees that support up to approximately $983.4 million of commodity-related payments to satisfy requirements under forward gas sales agreements of a former subsidiary. These guarantees were provided to counter parties in order to facilitate physical and financial transactions. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets. In addition, Columbia has other guarantees, purchase commitments and operating leases. Please refer to Note 7, Risk Management Activities, and Note 15, Other Commitments and Contingencies, for additional information about Columbia's off balance sheet arrangements.

In addition, Columbia has sold certain accounts receivable. Columbia's accounts receivable program qualifies for sale accounting because it meets the conditions specified in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities." In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Columbia does not retain any interest in the receivables under these programs. Please refer to Note, 14, Fair Value of Financial Instruments, of the Consolidated Financial Statements for additional information on these agreements.

                                OTHER INFORMATION

Critical Accounting Policies

Columbia applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on Columbia's results of operations and consolidated balance sheets.

BASIS OF ACCOUNTING FOR RATE-REGULATED SUBSIDIARIES. SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Columbia's rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $594.4 million and $382.7 million at December 31, 2003, and $581.8 million and $112.6 million at December 31, 2002, respectively. Additionally, refer to SFAS No. 143 "Accounting for Asset Retirement Obligations" under the Item 7 heading titled, "Accounting Changes and Recently Issued Accounting Pronouncements".

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Certain of the regulatory assets reflected on Columbia's Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, Columbia believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $120.5 million at December 31, 2003. If Columbia determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.

ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. Under SFAS No. 133, as amended, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when recovered in revenues.

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

Although Columbia applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is high. Columbia generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural gas-related businesses. Columbia had $145.7 million of price risk management assets and $3.3 million of price risk management liabilities primarily related to cash flow and fair value hedges at December 31, 2003. The amount of unrealized gains recognized in other comprehensive income was $87.7 million at December 31, 2003.

PENSIONS AND POSTRETIREMENT BENEFITS. Columbia has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, among other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of Columbia's pensions and other postretirement benefits see Note 10 of the Notes to Consolidated Financial Statements.

Accounting Changes and Recently Issued Accounting Pronouncements

Refer to "Recently Issued Accounting Pronouncements" in Note 6 of the Notes to Consolidated Financial Statements for information regarding recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 7 of the Notes to Consolidated Financial Statements for a discussion of risk management activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

INDEX                                                                                                      PAGE
---------------------------------------------------------------------------------------------------------------
Independent Auditors' Report.........................................................................       16
Statements of Consolidated Income....................................................................       17
Consolidated Balance Sheets..........................................................................       18
Statements of Consolidated Cash Flows................................................................       20
Statements of Consolidated Common Stock Equity.......................................................       21
Notes of Consolidated Financial Statements...........................................................       22
Schedule II - Valuation and Qualifying Accounts......................................................       47

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

To the Shareholder of Columbia Energy Group:

We have audited the accompanying consolidated balance sheets of Columbia Energy Group (a Delaware corporation, the "Corporation" and a wholly owned subsidiary of NiSource Inc.) and subsidiaries as of December 31, 2003 and 2002, and the related statements of consolidated income, common stock equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial schedule based on our audits.


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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As explained in Note 1. L. to the consolidated financial statements, effective January 1, 2001, the Corporation. adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As explained in Note 6 to the consolidated financial statements, effective January 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."

DELOITTE & TOUCHE LLP

Columbus, Ohio
March 11, 2004

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

         Year ended December 31, (in millions)                                         2003           2002            2001
------------------------------------------------------------------------------------------------------------------------------
NET REVENUES
   Distribution                                                                     $ 2,085.2       $ 1,623.7       $ 2,487.0
   Transmission and Storage                                                             945.9           938.9           923.0
   Other                                                                                 10.1            32.7            50.6
   Affiliated revenues                                                                    9.3            16.2            12.0
------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                        3,050.5         2,611.5         3,472.6
   Cost of Sales                                                                      1,273.2           871.0         1,669.7
   Cost of Sales - Affiliated                                                             4.8             3.4            19.5
------------------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                                                    1,772.5         1,737.1         1,783.4
------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                                            664.2           658.1           860.4
   Depreciation and amortization                                                        163.2           163.2           163.9
   Gain on sale of assets                                                               (18.4)           (5.6)           (0.1)
   Other taxes                                                                          172.9           166.8           162.6
------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                981.9           982.5         1,186.8
------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                        790.6           754.6           596.6
------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
   Interest expense                                                                     (78.5)         (111.6)         (154.8)
   Interest expense - affiliated                                                         (6.1)           (4.9)           (3.6)
   Interest income                                                                        6.3             9.1            11.7
   Interest income - affiliated                                                          14.2            12.8             1.8
   Other, net                                                                             1.3             2.3             2.0
------------------------------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                                         (62.8)          (92.3)         (142.9)
------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING                                         727.8           662.3           453.7
INCOME TAXES                                                                            249.7           229.1           174.8
------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE CHANGE IN ACCOUNTING                           478.1           433.2           278.9
------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Discontinued Operations - net of taxes                                (0.5)           33.5           (42.4)
Loss on Disposition of Discontinued Operations - net of taxes                           (47.7)          (51.3)          (50.6)
Change in Accounting - net of taxes                                                     (16.8)              -             4.0
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $   413.1        $  415.4       $   189.9
==============================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

               As of December 31, (in millions)                                            2003               2002
----------------------------------------------------------------------------------------------------------------------
ASSETS
PROPERTY, PLANT AND EQUIPMENT
   Utility Plant                                                                       $  8,263.1          $  8,119.2
   Accumulated depreciation and amortization                                             (3,696.4)           (3,604.9)
----------------------------------------------------------------------------------------------------------------------
   Net utility plant                                                                      4,566.7             4,514.3
----------------------------------------------------------------------------------------------------------------------
   Other property, at cost, less accumulated depreciation                                     1.8                 1.8
----------------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                         4,568.5             4,516.1
----------------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Assets of discontinued operations and assets held for sale                                 6.5               836.3
   Unconsolidated affiliates                                                                 33.5                35.0
   Other investments                                                                         40.9                21.2
----------------------------------------------------------------------------------------------------------------------
Total Investments                                                                            80.9               892.5
----------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents                                                                 13.7                14.5
   Cash invested in the NiSource money pool                                                  56.2                   -
   Restricted cash                                                                            3.6                24.2
   Accounts receivable (less reserve of $15.5 and $13.1, respectively)                      299.5               307.7
   Unbilled revenue (less reserve of $2.1 and $2.2, respectively)                           181.0               173.4
   Gas inventory                                                                            246.3               214.7
   Underrecovered gas and fuel costs                                                        163.7               146.2
   Materials and supplies, at average cost                                                   22.2                18.4
   Price risk management assets                                                              35.2                25.4
   Exchange gas receivable                                                                  145.1               103.9
   Regulatory assets                                                                         92.0                76.2
   Prepayments and other                                                                     75.8                88.2
----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                      1,334.3             1,192.8
----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
   Price risk management assets                                                             110.5               111.1
   Regulatory assets                                                                        338.7               359.4
   Intangible assets, less accumulated amortization                                           0.9                 2.9
   Deferred charges and other                                                                89.1                77.9
----------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                          539.2               551.3
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $  6,522.9          $  7,152.7
======================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

              As of December 31, (in millions)                                             2003              2002
--------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                                     $ 2,568.6         $ 2,396.2
Long-term debt, excluding amounts due within one year                                     1,368.1           1,387.8
--------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                      3,936.7           3,784.0
--------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt                                                          0.3               0.2
   Short-term borrowings                                                                        -               0.8
   Accounts payable                                                                         206.9             204.2
   Accounts payable-Affiliated                                                               25.8             122.7
   Customer deposits                                                                         24.2              21.0
   Taxes accrued                                                                            147.1             169.4
   Interest accrued                                                                          13.6              18.8
   Overrecovered gas and fuel costs                                                           2.3              13.1
   Price risk management liabilities                                                          3.3               3.3
   Exchange gas payable                                                                     288.4             411.9
   Current deferred revenue                                                                  19.6              16.9
   Regulatory liabilities                                                                    71.3              11.4
   Accrued liability for postretirement and postemployment benefits                          22.8              29.2
   Other accruals                                                                           295.4             312.5
--------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                 1,121.0           1,335.4
--------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes                                                                    747.3             649.5
   Deferred investment tax credits                                                           26.9              28.3
   Deferred credits                                                                          49.1              41.6
   Noncurrent deferred revenue                                                              112.9             130.1
   Accrued liability for postretirement and postemployment benefits                         103.1             101.4
   Liabilities of discontinued operations and liabilities held for sale                         -             539.0
   Regulatory liabilities and other cost of removal                                         309.1             369.3
   Other noncurrent liabilities                                                             116.8             174.1
--------------------------------------------------------------------------------------------------------------------
Total Other                                                                               1,465.2           2,033.3
--------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                                   -                 -
--------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                                    $ 6,522.9         $ 7,152.7
====================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

                       Year Ended December 31, (in millions)                         2003               2002               2001
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                      $  413.1          $   415.4          $   189.9
   Adjustments to reconcile net income to net cash from continuing operations:
     Depreciation, depletion, and amortization                                        163.2              163.2              163.9
     Net changes in price risk management assets and liabilities                        4.0              (40.9)             (66.2)
     Deferred income taxes and investment tax credits                                 117.6               91.5              (27.3)
     Deferred revenue                                                                 (14.5)             (15.9)            (344.3)
     Stock compensation expense                                                         0.7                  -                  -
     Gain on sale of assets                                                           (18.4)              (5.6)              (0.1)
     Change in accounting, net of tax                                                  16.8                  -               (4.0)
     Income from unconsolidated affiliates                                                -               (2.8)                 -
     Loss on sale of discontinued operations                                           47.7               51.3               50.6
     Loss (Income) from discontinued operations                                         0.5              (33.5)              42.4
   Changes in assets and liabilities:
     Restricted cash                                                                   20.6                4.9              (29.1)
     Accounts receivable and unbilled revenue                                          33.1              143.4              (16.1)
     Inventories                                                                      (32.4)             (19.8)             (48.3)
     Accounts payable                                                                 (96.5)              40.1               29.1
     Customer deposits                                                                  3.2                7.0               14.0
     Taxes accrued                                                                    (71.1)             (43.8)              75.0
     Interest accrued                                                                  (5.2)               1.9               (0.7)
     (Under) Overrecovered gas and fuel costs                                         (28.3)             (62.5)             119.9
     Exchange gas receivable/payable                                                 (185.0)             212.6              350.8
     Other accruals                                                                   (92.1)             (99.1)              88.9
     Prepayments and other current assets                                              12.1              (13.4)              15.2
     Regulatory assets/liabilities                                                     19.2               21.4                3.8
     Postretirement and postemployment benefits                                        10.1               19.8                1.8
     Deferred credits                                                                   7.5               17.8              (78.9)
     Deferred charges and other noncurrent assets                                      (2.6)              22.0              (61.2)
     Other noncurrent liabilities                                                     (70.4)               7.9               99.2
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Continuing Operations                                             252.9              882.9              568.3
Net Cash Flows from Discontinued Operations                                           (87.4)             (73.4)             150.5
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Operating Activities                                              165.5              809.5              718.8
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Capital expenditures                                                            (244.6)            (257.5)            (228.3)
     Proceeds from disposition of assets                                              453.6                  -               12.4
     Other investing activities                                                       (18.3)              (5.2)               6.1
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows for Investing Activities                                               190.7             (262.7)            (209.8)
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Retirement of long-term debt                                                         -             (281.7)                 -
     Change in short-term debt                                                         (0.8)             (71.8)            (521.0)
     Dividends paid - common shares                                                  (299.9)            (202.1)              (0.3)
     Other Financing Activities                                                        (0.1)                 -              (37.8)
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows for Financing Activities                                              (300.8)            (555.6)            (559.1)
----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                       55.4               (8.8)             (50.1)
Cash and cash equivalents at beginning of year                                         14.5               23.3               73.4
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   69.9          $    14.5          $    23.3
==================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest, net of amounts capitalized                            $   89.8          $   119.1          $   104.7
     Interest capitalized                                                               1.2                3.3                3.0
     Cash paid for income taxes                                                       216.3              162.9              143.5
----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                       Common Stock
                                                 ----------------------                      Accumulated
                                                    Shares              Additional              Other
                                                 Outstanding     Par     Paid In   Retained  Comprehensive                   Comp
(in millions, except for share amounts)          (Thousands)    Value    Capital   Earnings  Income (Loss)      Total       Income
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2001                          79,539     $ 0.7    $ 1,369.1  $  565.7   $  (0.4)       $ 1,935.1
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net income                                                                         189.9                      189.9       189.9
   Net unrealized gains on derivatives,
     net of tax                                                                                  52.4             52.4        52.4
   Loss on foreign currency translation, net
     of tax                                                                                      (0.7)            (0.7)       (0.7)
------------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                                   241.6
Cash dividends:
   Common stock                                                                        (0.3)                      (0.3)
Common stock issued:
   Long-term incentive plan                                      0.1         (0.1)                                   -
   Reduction in issued shares                      (79,536)     (0.8)         0.8                                    -
Tax benefit allocation (See Note 1M)                                          0.8                                  0.8
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                             3     $   -    $ 1,370.6  $  755.3   $  51.3        $ 2,177.2
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net income                                                                         415.4                      415.4       415.4
   Net unrealized gains on derivatives,
     net of tax                                                                                  12.6             12.6        12.6
   Gain on available for sale securities, net
     of tax                                                                                       0.4              0.4         0.4
   Minimum pension liability, net of tax                                                        (20.0)           (20.0)      (20.0)
------------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                                   408.4
Cash dividends:
   Common stock                                                                      (202.1)                    (202.1)
Tax benefit allocation (See Note 1M)                                         12.7                                 12.7
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                             3     $   -    $ 1,383.3  $  968.6   $  44.3        $ 2,396.2
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net income                                                                         413.1                      413.1       413.1
   Net unrealized gains on derivatives,
     net of tax                                                                                  22.7             22.7        22.7
   Gain on foreign currency translation, net
     of tax                                                                                       0.9              0.9         0.9
   Minimum pension liability, net of tax                                                         20.2             20.2        20.2
------------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                                   456.9
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends:
   Common stock                                                                      (299.9)                    (299.9)
Tax benefit allocation (See Note 1M)                                         15.4                                 15.4
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                             3     $   -    $ 1,398.7  $1,081.8   $  88.1        $ 2,568.6
------------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION. Columbia Energy Group (Columbia) is a wholly owned subsidiary of NiSource Inc. (NiSource) and was acquired by NiSource on November 1, 2000. The consolidated financial statements include the accounts of Columbia and its wholly-owned subsidiaries after the elimination of all intercompany accounts and transactions. Investments for which at least a 20% interest is owned, certain joint ventures and limited partnership interests of more than 3% are accounted for under the equity method. Except where noted above, investments with less than a 20% interest are accounted for under the cost method. Net earnings from investments are reflected as a component of gross revenues. Certain reclassifications have been made to the prior period financial statements to conform to the 2003 presentation.

B. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH. Columbia considers all investments with original maturities of three months or less to be cash equivalents. Columbia reports amounts deposited in brokerage accounts for margin requirements in the restricted cash balance sheet caption. In addition, Columbia has amounts deposited in trust to satisfy requirements for the provision of various property, liability, workers compensation, and long-term disability insurance, which is classified as restricted cash and disclosed as an operating cash flow on the statement of cash flows.

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

In the event that regulation significantly changes the opportunity for Columbia to recover its costs in the future, all or a portion of Columbia's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Columbia's existing regulatory assets and liabilities could result. Generally, if transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If Columbia would not be able to continue to apply the provisions of SFAS No. 71, Columbia would be required to apply the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of Financial Accounting Standards Board (FASB) Statement No. 71." In management's opinion, Columbia's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory assets and liabilities were comprised of the following items:

              At December 31, (in millions)                                                   2003           2002
-------------------------------------------------------------------------------------------------------------------
ASSETS
   Environmental costs                                                                       $  7.3      $    52.3
   Postemployment and postretirement benefits costs                                           110.8          123.5
   Percent of income plan receivables                                                          43.4           23.5
   Retirement income plan costs                                                                22.4           16.8
   Regulatory effects of accounting for income taxes                                           79.6           79.8
   Post in-service carrying charges                                                            14.1           14.6
   Underrecovered gas costs                                                                   163.7          146.2
   Uncollectible expense deferred                                                              36.7              -
   Depreciation expense                                                                       103.0           85.3
   Other                                                                                       13.4           39.8
-------------------------------------------------------------------------------------------------------------------
TOTAL REGULATORY ASSETS                                                                      $594.4      $   581.8
-------------------------------------------------------------------------------------------------------------------
LIABILITIES
   Rate refunds and reserves                                                                 $  2.7      $     8.4
   Overrecovered gas costs                                                                      2.3           13.1
   Regulatory effects of accounting for income taxes                                           24.6           27.4
   Transition capacity cost                                                                    68.7           56.2
   Cost of Removal                                                                            282.7              -
   Other                                                                                        1.7            7.5
-------------------------------------------------------------------------------------------------------------------
TOTAL REGULATORY LIABILITIES                                                                 $382.7      $   112.6
-------------------------------------------------------------------------------------------------------------------

Regulatory assets of approximately $260.9 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered as components of cost of service over a remaining life of up to 11 years. Regulatory assets of approximately $120.5 million require specific rate action. Columbia reclassified its cost of removal as of December 31, 2002 from accumulated depreciation to regulatory liabilities and other removal costs on the consolidated balance sheet and upon adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143) recharacterized the liability as a regulatory liability as of December 31, 2003.

In Columbia Gas of Ohio, Inc.'s (Columbia of Ohio's) 1999 rate agreement, the Public Utilities Commission of Ohio (PUCO) authorized Columbia of Ohio to revise its depreciation accrual rates for the period January 1, 1999 through October 31, 2004. The revised depreciation rates are lower than those which would have been utilized if Columbia of Ohio were not subject to regulation and, accordingly, a regulatory asset has been established for the difference. The amount of depreciation that would have been recorded for 2003 had Columbia of Ohio not been subject to rate regulation is $36.6 million, a $22.1 million increase over the $14.5 million reflected in rates. The amount of depreciation that would have been recorded for 2002 had Columbia of Ohio not been subject to rate regulation is $35.0 million, a $21.6 million increase over the $13.4 million reflected in rates. The amount of depreciation that would have been recorded for 2001 had Columbia of Ohio not been subject to rate regulation was $34.9 million, a $22.3 million increase over the $12.6 million reflected in rates. The balance of the regulatory asset was $103.0 million and $85.3 million as of December 31, 2003 and 2002, respectively.

D. UTILITY PLANT AND OTHER PROPERTY AND RELATED DEPRECIATION. Property, plant and equipment (principally utility plant) are stated at cost. For rate-regulated companies, an allowance for funds used during construction (AFUDC) is capitalized on all classes of property except organization, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service. The 2003 pre-tax rate for AFUDC was 2.0%. The 2002 and 2001 pre-tax rates for AFUDC were 2.8% and 6.6%, respectively. The decline in the 2003 AFUDC rate, as compared with 2002, was due to lower short-term interest rates and the use of short-term borrowings to fund construction efforts.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Improvements and replacements of retirement units are capitalized at cost. When units of property are retired, the accumulated provision for depreciation is charged with the cost of the units and the cost of removal, net of salvage, will reduce the regulatory liability. Maintenance, repairs and minor replacements of property are charged to expense.

Columbia's subsidiaries provide for annual depreciation on a composite straight-line basis. The average annual depreciation rates for the Gas Distribution Operations' subsidiaries' property were 2.6%, 2.7% and 2.8% in 2003, 2002, and 2001, respectively. The average annual depreciation rates for the Gas Transmission and Storage Operations' subsidiaries' property were 2.3%, 2.3% and 2.4% in 2003, 2002, and 2001, respectively.

E. INTANGIBLE ASSETS. Intangible assets are recorded at cost (i.e. estimated fair value) and are amortized on a straight-line basis. At December 31, 2003 and 2002, Columbia had intangible assets of $0.9 million and $2.9 million, respectively, which mainly reflected the additional minimum liability associated with the unrecognized prior service cost of the pension plans pursuant to SFAS No. 87, "Employers' Accounting for Pensions."

F. REVENUE RECOGNITION. Columbia's Gas Distribution Operations segment bills customers on a monthly cycle billing basis. Revenues are recorded on the accrual basis and include an estimate for gas delivered but unbilled at the end of each accounting period. Cash received in advance from sales of commodities to be delivered in the future is deferred and recognized as income upon delivery of the commodity.

Columbia's Gas Transmission and Storage Operations segment revenues are recorded as services are provided and are billed to customers on a monthly basis. Revenues are recorded on the accrual basis and include estimates for services provided.

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

H. ACCOUNTS RECEIVABLE SALES PROGRAM. Columbia enters into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of accounts receivable in the accompanying consolidated balance sheets and as operating cash flows in the accompanying consolidated statements of cash flows. The costs of this program, which are based upon the purchasers' level of investment and borrowing costs, are charged to other income in the accompanying statements of consolidated income.

I. USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

J. GAS COST ADJUSTMENT CLAUSE. Columbia's Gas Distribution Operations' subsidiaries defer differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.

K. GAS INVENTORY. The Gas Distribution Operations' subsidiaries' gas inventory is carried at cost on a last-in, first-out (LIFO) basis. The excess of replacement cost of gas inventory at December 31, 2003 and 2002, over the carrying value is approximately $246.3 million and $194.8 million, respectively. Liquidation of LIFO layers related to gas delivered by the Gas Distribution Operations subsidiaries does not affect income since the effect is passed through to customers as part of purchased gas adjustment tariffs.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L. ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS No. 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet at fair value, unless such contracts are exempted as normal under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Columbia adopted SFAS No. 133 effective January 1, 2001, resulting in a cumulative after-tax increase to net income of approximately $4.0 million and an after-tax reduction to other comprehensive income of approximately $33.6 million.

If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. As of December 31, 2003, the ineffectiveness on Columbia's hedged instruments was immaterial.

Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is not expected to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when accommodated in rates.

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

Columbia joins in the filing of consolidated federal and state income tax returns with its parent company, NiSource, and certain of NiSource's other affiliated companies. Columbia and its subsidiaries are parties to a tax allocation agreement under which the consolidated tax is allocated among the members of the group in proportion to each member's relative contribution to the group's consolidated tax liability. Additionally, NiSource's tax savings are allocated to its subsidiaries and recognized as adjustments to equity. The amount of tax savings allocated to Columbia for the 2002 and 2001 tax years were $15.4 million and $12.7 million. These amounts were recorded in equity in the 2003 and 2002 periods, respectively.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O. AFFILIATED COMPANY TRANSACTIONS. Columbia receives executive, financial, sales and marketing, and administrative and general services from an affiliate, NiSource Corporate Services Company (NCS), a wholly-owned subsidiary of NiSource. The costs of these services that are charged to Columbia consist primarily of employee compensation and benefits and expenses incurred by NCS employees for the benefit of Columbia. These costs totaled $152.3 million, $193.2 million and $199.2 million for 2003, 2002 and 2001, respectively.

Columbia recorded gas sales, transportation and storage revenues from affiliates of $9.3 million, $16.2 million and $12.0 million and purchased natural gas from affiliated companies in the amount of $4.8 million, $3.4 million and $19.5 million during 2003, 2002 and 2001, respectively.

At December 31, 2003, Columbia had $56.2 million invested in the NiSource Money Pool. At December 31, 2002, Columbia had $94.4 million of affiliated short-term borrowings from the NiSource Money Pool at a weighted average interest rate of 2.1%, which was included in the line caption "Accounts Payable-affiliated" on the balance sheet.

Columbia had notes receivable from NCS totaling $23.9 million, all of which were non-current at December 31, 2003 and 2002. The interest is payable semi-annually and is based on rates ranging from 7.3% to 8.1 %. The maturities range from November 2005 to November 2025.

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

Q. AMORTIZATION OF SOFTWARE COSTS. External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis over a period of five to ten years. Columbia amortized $9.5 million in 2003, $9.1 million in 2002 and $12.0 million in 2001 related to software costs.

2.       REGULATORY MATTERS

Changes in gas industry regulation, which began in the mid-1980s at the federal level, have broadened to retail customers at the state level. For many years, large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Gas Distribution Operations' facilities for transportation services. Beginning in the mid-1990s, Gas Distribution Operations has provided these "Choice(R)" programs for their retail customers. Through December 2003, approximately 0.8 million of Gas Distribution Operations' residential and small commercial customers have selected an alternate supplier.

Gas Distribution Operations continues to offer Customer Choice(SM) opportunities through regulatory initiatives in all of its jurisdictions. While Customer Choice(SM) programs are intended to provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Gas Distribution Operations expects to play a substantial role in supplying gas commodity services to its customers in the foreseeable future. As customers enroll in these programs and purchase their gas from other suppliers, the Gas Distribution Operations subsidiaries are sometimes left with pipeline capacity they have contracted for, but no longer need. The state commissions in jurisdictions served by Gas Distribution Operations are at various stages in addressing these issues and other transition considerations. Gas Distribution Operations is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered. Methodologies for mitigating or recovering transition costs include incentive sharing mechanisms, reducing levels of reserved pipeline capacity and mandatory assignment of pipeline capacity to alternative suppliers.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Through October 2004, Columbia of Ohio is operating under a regulatory stipulation approved by the PUCO. On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expire in October 2004, and the amended stipulation would permit Columbia to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also: (1) extend Columbia of Ohio's Choice(R) program through October 2010; (2) provide Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and, (3) allow Columbia of Ohio to record post-in-service-carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia of Ohio and a collaboration of parties. The order extended Columbia of Ohio's CHOICE(R) program. However, the order limited the time period of the stipulation through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-systems sales. The order allows Columbia of Ohio to record post-in-service-carrying charges on plant placed in service after October 2004 and allows the deferral of property taxes and depreciation associated with such plant. Although this order will have a minimal impact on 2004, Columbia's initial estimate is that this order, if left unchanged, could potentially reduce operating income by approximately $20 million annually 2005 through 2007. Columbia Gas of Ohio anticipates, consistent with standard regulatory process, petitioning the commission for rehearing on the components which have been modified.

As part of the 2002 annual review of Columbia of Ohio's gas cost recovery rates, the PUCO retained Exeter Associates, Inc. ("Exeter") to conduct a management/performance review of Columbia of Ohio's gas purchasing practices and strategies. On July 25, 2003, Exeter filed its final audit report. In the audit report Exeter questioned Columbia of Ohio's decision to recontract for all of its pipeline capacity, and recommended that Columbia of Ohio should contract for only that post-October 2004 capacity necessary to serve its bundled service customers, to meet the balancing requirements of CHOICE(R) customers, and to accommodate the capacity assignment elections of CHOICE(R) suppliers. According to Exeter, this approach would eliminate the need for Columbia of Ohio to engage in off-system sales activities to recover stranded costs. Exeter also criticized Columbia of Ohio's procedures for dealing with operational flow orders and operational matching orders, which procedures had been the subject of a stipulation previously approved by the PUCO. Exeter therefore recommended that Columbia of Ohio's procedures for dealing with operational flow orders and operational matching orders be revised. Exeter further criticized Columbia of Ohio's volume banking and balancing service because the service allegedly does not reflect the costs of certain interstate pipeline charges, and recommended that Columbia of Ohio redesign its balancing rates. The issues raised in the Exeter report will be resolved by the PUCO either in a rehearing on the stipulation or in the 2002 gas cost recovery case.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. The approval of the tracker will allow for the recovery of $25.2 million in previously uncollected accounts receivable for Columbia of Ohio.

Effective November 2003, the Pennsylvania Public Utility Commission approved a surcharge allowing CPA to recover certain expenses related to Columbia's Customer Assistance Program for low-income customers. The Customer Assistance Program is available to customers with incomes at or below 150% of the poverty level. The estimated increase in annual revenues as a result of the surcharge is $11.5 million annually. However, the surcharge will fluctuate based on the number of customers and cost of gas. Approximately $1.8 million is reflected in the year ended December 31, 2003. The Pennsylvania Public Utility Commission approved the Customer Assistance Surcharge on October 30, 2003, subject to customer complaint cases filed in opposition to the surcharge.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2003, Columbia Gas Transmission Corporation (Columbia Transmission) filed with the Federal Energy Regulatory Commission (FERC) certain scheduled annual rate adjustments, designated as the Transportation Costs Rate Adjustment (TCRA), Retainage Adjustment Mechanism (RAM), and Electric Power Cost Adjustment (EPCA). These filings seek to recover certain expenses relating to transportation costs incurred by Columbia Transmission on interconnecting pipelines and electric costs incurred in the operation of certain compressors (TCRA and EPCA, respectively), as well as quantities of gas required by Columbia Transmission to operate its pipeline system (RAM). The recovery of each of these costs is done through a "tracker" which ensures recovery of only actual expenses. On October 1, 2003, FERC issued an order accepting Columbia Transmission's compliance filing supporting its TCRA filing, and accepting the full recovery of upstream transportation costs as proposed in the filing. On February 11, 2004, FERC approved an order regarding the annual EPCA filing, which upheld Columbia Transmission's ability to fully recover its electric costs, but required Columbia Transmission to implement a separate EPCA rate to recover electric power costs incurred by a newly expanded electric-powered compressor station from specific customers. The order also limits Columbia Transmission's ability to prospectively discount its EPCA rates. Management does not believe this order will have a material financial impact. The FERC has not yet issued a final Order in Columbia Transmission's 2003 RAM proceeding.

3.       NISOURCE ACQUISITION OF COLUMBIA

On November 1, 2000, NiSource Inc. (NiSource) completed its acquisition of Columbia.

4.       RESTRUCTURING ACTIVITIES

Since 2000, Columbia has implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia by NiSource.

During 2002, Columbia developed a new reorganization initiative, which resulted in the elimination of approximately 175 positions throughout the organization mainly affecting executive and other management-level employees. As of December 31, 2003, 174 of the approximately 175 employees were terminated.

For all of the plans, a total of approximately 915 management, professional, administrative and technical positions have been identified for elimination. As of December 31, 2003, approximately 900 employees had been terminated, of whom approximately 130 employees were terminated during 2003. At December 31, 2003 and December 31, 2002, the consolidated balance sheets reflected liabilities of $17.2 million and $35.4 million related to the restructuring plans, respectively. During 2003 and 2002, payments of $13.8 million and $15.1 million were made in association with the restructuring plans, respectively. Additionally, during 2003, the restructuring plan liability was reduced by $4.4 million due to a reduction in estimated expenses related to previous reorganization initiatives. The net pretax charge to earnings for 2002 was $19.1 million. Columbia accrued approximately $10.8 million during 2001.

5.       DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On September 30, 2003, Columbia sold Columbia Service Partners, Inc. (Columbia Service Partners) for approximately $22.5 million. In the third quarter of 2003, Columbia recognized an after-tax gain of $10.6 million related to the sale. Columbia Service Partners had been reported as assets and liabilities held for sale.

On August 29, 2003, Columbia sold its exploration and production subsidiary, Columbia Energy Resources, Inc. (CER), to a subsidiary of Triana Energy Holdings (Triana). Under the CER sales agreement, Triana, an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P. (MSCP), purchased all of the stock of CER for $330.0 million, plus the assumption of obligations to deliver approximately
94.0 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. The sale transferred 1.1 trillion cubic feet of natural gas reserves. Approximately $220.0 million of after-tax cash proceeds from the sale were used to reduce NiSource's debt. In addition, a $213.0 million liability related to the forward sales contracts was removed from the balance sheet. On January 28, 2003, Columbia's former subsidiary Columbia Natural Resources, Inc. sold its interest in certain natural gas exploration and production assets in New York for approximately $95.0 million. Columbia has accounted for CER as discontinued operations and has adjusted all periods presented accordingly. During 2003, Columbia recognized an after-tax loss of $46.4 million related to the sales.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2002, Columbia decided to exit the telecommunications business. The results of operations related to Columbia Transmission Communications Corporation (Transcom) were displayed as discontinued operations on Columbia's statement of consolidated income and its assets and liabilities were separately aggregated and reflected as assets and liabilities of discontinued operations on the consolidated balance sheets in 2002. On September 15, 2003, Columbia sold 100% of its shares in Transcom. During 2003, Columbia recognized an additional after-tax loss of $1.3 million related to the sale.

On August 21, 2001, Columbia sold Columbia Propane to AmeriGas Partners L.P. for approximately $196.0 million, consisting of $152.0 million of cash and $44.0 million of AmeriGas partnership common units. On December 11, 2001, NiSource sold the common units in a public offering for $48.5 million. Columbia has also sold substantially all the assets of Columbia Petroleum Corporation, a diversified petroleum distribution company.

Results from discontinued operations of CER (including the New York State properties,) Transcom and Columbia Propane are provided in the following table:

 Twelve Months ended December 31, (in millions)                                2003         2002           2001
-------------------------------------------------------------------------------------------------------------------
REVENUES FROM DISCONTINUED OPERATIONS                                      $  104.1     $    210.6      $   235.7
-------------------------------------------------------------------------------------------------------------------
Income (Loss) from discontinued operations                                      1.3           55.1          (64.6)
Income tax                                                                      1.8           21.6          (22.2)
-------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS                             $   (0.5)    $     33.5      $   (42.4)
-------------------------------------------------------------------------------------------------------------------

The assets and net liabilities of discontinued operations and assets and net liabilities held for sale were as follows:

         As of December 31, (in millions)                                                 2003             2002
-------------------------------------------------------------------------------------------------------------------
ASSETS OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
   Accounts receivable, net                                                              $    -         $    44.9
   Property, plant and equipment, net                                                       6.5             682.2
   Other assets                                                                               -             109.2
-------------------------------------------------------------------------------------------------------------------
Assets of Discontinued Operations and Assets Held for Sale                                  6.5             836.3
-------------------------------------------------------------------------------------------------------------------
LIABILITIES OF DISCONTINUED OPERATIONS AND LIABILITIES HELD FOR SALE
   Debt                                                                                       -              (0.1)
   Current liabilities                                                                        -            (191.9)
   Other liabilities                                                                          -            (347.0)
-------------------------------------------------------------------------------------------------------------------
Liabilities of Discontinued Operations and Liabilities Held for Sale                          -            (539.0)
-------------------------------------------------------------------------------------------------------------------
NET LIABILITIES OF DISCONTINUED OPERATIONS AND
NET ASSETS AND NET LIABILITIES HELD FOR SALE AND NET ASSETS                              $  6.5         $   297.3
-------------------------------------------------------------------------------------------------------------------

6.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. The rate-regulated subsidiaries defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71.

Columbia adopted the provisions of SFAS No. 143 on January 1, 2003, and as a result an asset retirement obligation liability of $49.2 million was recognized, of which $40.9 was related to assets sold in 2003. In addition, Columbia capitalized $19.3 million in additions to plant assets, net of accumulated amortization, of which $10.9 million was related to assets sold in 2003. The cumulative after-tax effect of adopting SFAS No. 143 amounted to $16.8 million. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of Columbia's regulatory liabilities and cost of removal was $282.7 million at December 31, 2003 and $281.2 million at December 31, 2002 based on rates for estimated removal costs embedded in composite depreciation rates. Columbia reclassified its cost of removal as of December 31, 2002 from accumulated depreciation to regulatory liabilities and other removal costs on the consolidated balance sheet and upon adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations" recharacterized the liability as a regulatory liability as of December 31, 2003.

For the twelve months ended December 31, 2003, Columbia recognized accretion expense of $0.5 million. The asset retirement obligations liability totaled $8.4 million at December 31, 2003. Had Columbia adopted SFAS No. 143 at the dates the actual liabilities were incurred, the asset retirement obligations liability would have been $9.4 million and $8.9 million at December 31, 2001 and 2000, respectively.

FASB INTERPRETATION NO. 46 (REVISED DECEMBER 2003) - CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On December 18, 2003, the FASB deferred the implementation of FIN 46 to the first quarter of 2004. The adoption of FIN 46 on January 1, 2004 did not have a material effect on Columbia's results of operations.

SFAS NO. 149 - AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Effective July 1, 2003, Columbia adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 codifies and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133 primarily in connection with decisions made by the Derivatives Implementation Group and for implementation issues raised in the application of SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 did not have a material impact on Columbia's results of operations during 2003.

EMERGING ISSUES TASK FORCE (EITF) ISSUE NO. 03-11 - REPORTING REALIZED GAINS AND LOSSES ON DERIVATIVE INSTRUMENTS THAT ARE SUBJECT TO FASB STATEMENT NO. 133 AND NOT "HELD FOR TRADING PURPOSES" AS DEFINED IN EITF ISSUE NO. 02-03. In August 2003, the EITF released Issue No. 03-11, which provides guidance on whether to report realized gains or losses on derivative contracts that settle on a net basis. Currently, Columbia generally reports contracts requiring physical delivery of a commodity on a gross basis. EITF No. 03-11 is effective for financial statement periods ending after September 30, 2003. EITF No. 03-11 did not have a material impact on Columbia's results of operations.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB STAFF POSITION NO. FAS 106-1 - ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003. On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. However, specific authoritative guidance on the accounting for the federal subsidy is currently pending, and Columbia has elected to defer accounting for the effects of this pronouncement as allowed by this staff position. It is expected that the law and pronouncement will reduce the effects of the currently high prescription drug trend rates on Columbia's post-retirement benefits costs and cash flows assuming that Columbia's postretirement benefits remain unchanged. However, it is not certain at this time what effects this law and pronouncement will have on Columbia's postretirement benefit costs and cash flows.

7.       RISK MANAGEMENT ACTIVITIES

Columbia is exposed to market risk due to fluctuations in commodity prices. Columbia uses commodity-based derivative financial instruments to manage certain risks in its business and accounts for its derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" as subsequently amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. Financial instruments authorized for use by Columbia for hedging include futures, swaps and options. Columbia is also exposed to interest rate risk and has entered into interest rate swaps to hedge a portion of the interest rate risk associated with its long-term debt.

HEDGING ACTIVITIES. The activity for the years 2003 and 2002 affecting other comprehensive income, with respect to cash flow hedges included the following:

             (in millions, net of tax)                                                        2003          2002
-------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash
   flow hedges at the beginning of the period                                               $  65.0      $    52.4

Unrealized hedging gains arising during the period on
   derivatives qualifying as cash flow hedges                                                  17.9           20.8

Reclassification adjustment for net gain (loss) included in net income                          4.8           (8.2)
-------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow hedges
    at the end of the period                                                                $  87.7      $    65.0
-------------------------------------------------------------------------------------------------------------------

Unrealized gains and losses on Columbia's hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains on hedges of $145.7 million and $136.5 million at December 31, 2003 and 2002, respectively, of which $35.2 million and $25.4 million were included in "Current Assets" and $110.5 million and $111.1 million were included in "Other Assets." Price risk management liabilities related to unrealized losses on hedges of $3.3 million at December 31, 2003 and 2002 were included in "Current Liabilities."

During 2003 and 2002, no amounts were recognized in earnings due to ineffectiveness and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also, during the year, Columbia reclassified no amounts from other comprehensive income to earnings, due to the probability that certain originally forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $22.9 million, net of tax.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For regulatory incentive purposes, the Columbia Gas Distribution Operations' subsidiaries (Columbia LDCs) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings.

Columbia Energy Services Corporation (Columbia Energy Services) has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases.

Columbia has entered into interest rate swap agreements to modify the interest rate characteristics of its outstanding long-term debt from fixed to variable. On April 11, 2003, Columbia entered into fixed-to-variable interest rate swap agreements in a notional amount of $100.0 million with two counterparties. Columbia will receive payments based upon a fixed 7.42% interest rate and pay a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 2.39% per annum. There was no exchange of premium at the initial date of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the right to cancel the swaps on either April 15, 2008 or April 15, 2013 at mid-market.

On April 4, 2003, Columbia terminated a fixed-to-variable interest rate swap agreement containing a notional amount of $100.0 million. Columbia received a settlement payment from the counterparty amounting to $8.2 million, which will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

On September 3, 2002, Columbia entered into new fixed-to-variable interest rate swap agreements for a combined notional amount of $281.5 million with three counterparties effective as of September 5, 2002. Columbia will receive payments based upon a fixed 7.32% interest rate and pay a floating interest amount based on U.S. 6-month BBA LIBOR plus 2.66% per annum. There was no exchange of premium at inception of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the one-time right to cancel the swaps on September 5, 2007 at mid-market.

As a result of the interest rate swap transactions, $663.0 million of Columbia's long-term debt is now subject to fluctuations in interest rates. The interest rate swaps are designated as fair value hedges. The effectiveness of the interest rate swaps in offsetting the exposure to changes in the debt's fair value is measured using the short-cut method pursuant to SFAS No. 133. Columbia had no net gain or loss recognized in earnings due to hedging ineffectiveness from prior years.

8.       EQUITY INVESTMENT SUBSIDIARIES

Certain investments of Columbia are accounted for under the equity method of accounting. All investments shown as limited partnerships are limited partnership interests. The following is a list of Columbia's equity investments at December 31, 2003.

                                                                                                      % of Voting
                                                                                                        Power or
                              Investee                                     Type of Investment         Interest Held
-------------------------------------------------------------------------------------------------------------------
Millennium Pipeline Company, L.P.                                         Limited Partnership               47.0
Millennium Pipeline Management Company, L.L.C.                              LLC Membership                  47.5

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       INCOME TAXES

The components of income tax expense were as follows:

 Year Ended December 31, (in millions)              2003       2002       2001
--------------------------------------------------------------------------------
INCOME TAXES
Current
    Federal                                       $  115.5   $  136.1   $  178.7
    State                                             16.6        1.5       23.4
--------------------------------------------------------------------------------
Total Current                                        132.1      137.6      202.1
--------------------------------------------------------------------------------
Deferred
    Federal                                          109.4       70.4      (27.5)
    State                                              9.6       22.5        1.6
--------------------------------------------------------------------------------
Total Deferred                                       119.0       92.9      (25.9)
--------------------------------------------------------------------------------
Deferred Investment Credits                           (1.4)      (1.4)      (1.4)
--------------------------------------------------------------------------------
INCOME TAXES FROM CONTINUING OPERATIONS           $  249.7   $  229.1   $  174.8
--------------------------------------------------------------------------------

Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

        Year Ended December 31, (in millions)                              2003                   2002                 2001
----------------------------------------------------------------------------------------------------------------------------------
Book income from Continuing Operations before
    income taxes                                                  $  727.8              $  662.3              $  453.7
Tax expense at statutory Federal income tax rate                     254.7       35.0%     231.8       35.0%     158.8       35.0%
Increases (reductions) in taxes resulting from:
    State income taxes, net of Federal income tax benefit             17.0        2.3       15.6        2.4       16.3        3.6
    Estimated non-deductible expenses                                    -          -        1.1        0.2        1.4        0.3
    Prior year tax adjustments                                       (19.9)      (2.7)     (16.1)      (2.4)         -
    Other, net                                                        (2.1)      (0.3)      (3.3)      (0.6)      (1.7)      (0.4)
----------------------------------------------------------------------------------------------------------------------------------
INCOME TAXES FROM CONTINUING OPERATIONS                           $  249.7       34.3%  $  229.1       34.6%  $  174.8       38.5%
----------------------------------------------------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes resulted from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of Columbia's net deferred tax liability were as follows:

                  At December 31, (in millions)                                  2003           2002
-------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
    Accelerated depreciation and other property differences                    $  691.7       $  632.6
    Unrecovered gas costs                                                          36.0           24.4
    Other regulatory assets                                                       119.9          130.2
    SFAS No. 133 and price risk adjustments                                        47.2           41.4
-------------------------------------------------------------------------------------------------------
Total Deferred Tax Liabilities                                                    894.8          828.6
-------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
    Deferred investment tax credits and other regulatory liabilities              (17.9)         (20.9)
    Pension and other postretirement/postemployment benefits                      (19.3)         (46.1)
    Environmental liabilities                                                     (16.9)         (37.9)
    Other accrued liabilities                                                     (20.0)         (41.6)
    Other, net                                                                     (1.3)          (9.5)
-------------------------------------------------------------------------------------------------------
Total Deferred Tax Assets                                                         (75.4)        (156.0)
-------------------------------------------------------------------------------------------------------
Less:  Deferred income taxes related to current assets and liabilities             72.1           23.1
-------------------------------------------------------------------------------------------------------
NON-CURRENT DEFERRED TAX LIABILITY                                             $  747.3       $  649.5
-------------------------------------------------------------------------------------------------------

Other, net includes state income tax loss benefits of $7.9 million and $10.6 million for 2003 and 2002, respectively. These tax loss carry forward benefits expire after 2009.

10.      PENSION AND OTHER POSTRETIREMENT BENEFITS

Columbia provides defined contribution plans and noncontributory defined benefit retirement plans that cover its employees. Benefits under the defined benefit retirement plans reflect the employees' compensation, years of service and age at retirement. Additionally, Columbia provides health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for Columbia. The expected cost of such benefits is accrued during the employees' years of service. Current rates of rate-regulated companies include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts. Columbia uses September 30 as its measurement date for its pension and postretirement benefit plans.

Columbia employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and asset class volatility. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, small and large capitalizations. Other assets such as private equity and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying assets. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension plan for investment purposes. The asset mix and acceptable minimum and maximum ranges established represents a long-term view and are as follows:

         ASSET CATEGORY                       MINIMUM             MAXIMUM
-------------------------------------------------------------------------
Domestic Equities                               40%                 60%
International Equities                          10%                 20%
Fixed Income                                    15%                 45%
Real Estate/Alternative Investments              0%                 10%
Short-Term Investments                           0%                 10%
-------------------------------------------------------------------------

Pension Plan and Postretirement Plan Asset Mix at September 30, 2003:

                                                                                              POST RETIREMENT
                                               DEFINED BENEFIT                                  WELFARE PLAN
        (in millions)                           PENSION ASSETS            9/30/2003                ASSETS             9/30/2003
-----------------------------------------------------------------------------------------------------------------------------------
         ASSET CLASS                             ASSET VALUE           % OF TOTAL ASSETS         ASSET VALUE      % OF TOTAL ASSETS
-----------------------------------------------------------------------------------------------------------------------------------
Domestic Equities                                $     372.7                  50.6%              $      81.5             53.5%
International Equities                                 117.1                  15.9%                     27.5             18.0%
Fixed Income                                           210.2                  28.6%                     41.4             27.2%
Real Estate/Alternative Investments                     34.7                   4.7%                        -              0.0%
Short-Term Investments                                   1.4                   0.2%                      2.0              1.3%
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                            $     736.1                 100.0%              $     152.4            100.0%
-----------------------------------------------------------------------------------------------------------------------------------

Columbia employs a building block approach with proper consideration of diversification and rebalancing in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are analyzed to ensure that they are consistent with the widely accepted capital market principle that assets with higher volatility generate greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

Due to the upswing in the equity markets in 2003, the fair value of Columbia's pension fund assets has increased since September 30, 2002. However, the discount rate used to measure the accumulated benefit obligation has decreased, which slightly offset the increase in the pension assets. In accordance with FASB Statement No. 87, "Employers' Accounting for Pensions," Columbia adjusted its minimum pension liability at December 31, 2003. The adjustment resulted in a decrease to the retirement benefit liabilities of $34.3 million, a decrease in intangible assets of $2.0 million, a decrease to deferred income tax assets of $12.1 million and an increase to other comprehensive income of $20.2 million after-tax. As a result of the increase in the fair value of the plans assets, Columbia expects pension expense for 2004 to be similar to the amount recognized in 2003. In addition, Columbia expects to make contributions of $14.9 million to its pension plans and $27.4 million to its postretirement medical and life plans in 2004.

In 2001, Columbia recorded a reduction in its pension benefit obligation amounting to $23.9 million due to the finalization of the number of employees who elected to convert to an account balance plan from the previous final pay benefit structure. Columbia recorded curtailment gains to net periodic benefits costs in 2001 amounting to $3.3 million and $8.9 million for pensions and other benefits, respectively, related to the reduction in future benefit accruals associated with employees of Columbia Propane Corporation. Also, in 2001 a settlement gain of $8.4 million was recorded related to terminated employees who elected to receive lump-sum payments from the pension plan.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the plans' funded status and amounts reflected in Columbia's consolidated balance sheets at December 31 based on a September 30 measurement date:

                                                              PENSION BENEFITS            OTHER BENEFITS
                                                           ---------------------       ----------------------
(in millions)                                                2003          2002          2003         2002
-------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
       Benefit obligation at beginning of year             $  769.9      $  680.5      $  288.6     $  271.4
       Service cost                                            17.0          20.4           3.7          8.1
       Interest cost                                           51.4          50.0          19.5         17.4
       Plan amendments                                          6.6          87.7          11.0        (13.6)
       Actuarial (gain) loss                                   56.6             -          42.7         23.1
       Benefits paid                                          (68.1)        (68.7)        (20.3)       (17.8)
-------------------------------------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR                          $  833.4      $  769.9      $  345.2     $  288.6
-------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
       Fair value of plan assets at beginning of year      $  668.3      $  800.8      $  121.3     $  124.4
       Actual return (loss) on plan assets                    135.7         (64.0)         26.3         (6.1)
       Employer contributions                                   0.2           0.2          25.1         20.8
       Benefits paid                                          (68.1)        (68.7)        (20.3)       (17.8)
-------------------------------------------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR                   $  736.1      $  668.3      $  152.4     $  121.3
-------------------------------------------------------------------------------------------------------------

       Funded status                                       $  (97.3)     $ (101.6)     $ (192.8)    $ (167.3)
       Contributions made after measurement
          date and before fiscal year end                       0.1             -           6.3          6.6
       Unrecognized actuarial loss                            100.2         128.0          60.0         35.5
       Unrecognized prior service cost                         10.6           2.3          10.1         (1.1)
-------------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED AT END OF YEAR                       $   13.6      $   28.7      $ (116.4)    $ (126.3)
-------------------------------------------------------------------------------------------------------------

AMOUNTS RECOGNIZED IN THE STATEMENT OF
       FINANCIAL POSITION CONSIST OF:
       Prepaid (Accrued) benefit liability                 $   15.7      $   (9.0)
       Intangible asset                                         0.3           2.3
       Accumulated other comprehensive income                     -          35.4
---------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED AT END OF YEAR                       $   16.0      $   28.7
---------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
       CHANGE IN ADDITIONAL MINIMUM LIABILITY
       RECOGNITION                                         $  (35.4)     $   35.4
---------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PENSION BENEFITS             OTHER BENEFITS
                                                               -------------------         ------------------
            (in millions)                                      2003           2002          2003         2002
-------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
    SEPTEMBER 30,
    Discount rate assumption                                   6.25%          7.0%         6.25%         7.0%
    Compensation growth rate assumption                         4.0%          4.0%          4.0%         4.0%
    Medical cost trend assumption                                 -             -           5.0%         5.5%
    Assets earnings rate assumption                             9.0%          9.0%          9.0%         9.0%
-------------------------------------------------------------------------------------------------------------

The following table provides the components of the plans' net periodic benefits cost (benefit) for each of the three years:

                                                                         PENSION BENEFITS                  OTHER BENEFITS
                                                                  ------------------------------   -------------------------------
               (in millions)                                        2003       2002       2001       2003       2002       2001
----------------------------------------------------------------------------------------------------------------------------------
NET PERIODIC COST
    Service cost                                                  $   17.1   $   20.4   $   27.6   $    3.7   $    8.1   $    9.1
    Interest cost                                                     51.4       50.0       61.8       19.5       17.4       21.2
    Expected return on assets                                        (56.9)     (69.7)     (88.3)      (8.8)      (8.5)      (9.2)
    Amortization of transitional obligation                              -        0.9        1.2          -          -          -
    Amortization of prior service cost                                 0.5        1.2        3.9       (0.3)       1.3        0.2
    Recognized actuarial (gain) loss                                   3.3       (0.3)     (12.6)       0.7       (0.7)      (1.1)
    Settlement gain                                                                 -       (8.4)         -          -          -
    Curtailment gain                                                                -       (3.3)         -          -       (8.9)
----------------------------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFITS COST (BENEFIT)                              $   15.4   $    2.5   $  (18.1)  $   14.8   $   17.6   $   11.3
----------------------------------------------------------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                                              1% point   1% point
                       (in millions)                                                                          increase   decrease
---------------------------------------------------------------------------------------------------------------------------------
Effect on service and interest components of net periodic cost                                                $    2.5   $   (2.3)
Effect on accumulated postretirement benefit obligation                                                           16.2      (15.4)
---------------------------------------------------------------------------------------------------------------------------------

11.      COMMON STOCK EQUITY

All of Columbia's common equity shares are beneficially held by NiSource.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      LONG-TERM DEBT

The long-term debt (exclusive of current maturities) of Columbia and its subsidiaries is as follows:

                        At December 31, (in millions)                            2003           2002
------------------------------------------------------------------------------------------------------
COLUMBIA ENERGY GROUP DEBENTURES
    6.80% Series C due November 28, 2005                                       $  281.5       $  281.5
    7.05% Series D due November 28, 2007                                          281.5          281.5
    7.32% Series E due November 28, 2010                                          281.5          281.5
    7.42% Series F due November 28, 2015                                          281.5          281.5
    7.62% Series G due November 28, 2025                                          229.2          229.2
    Fair value adjustment of debentures for interest rate swap agreements          11.2           30.6
------------------------------------------------------------------------------------------------------
Total Debentures                                                                1,366.4        1,385.8

Subsidiary debt--Capital lease obligations                                          1.7            2.0
------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                                           $1,368.1       $1,387.8
------------------------------------------------------------------------------------------------------

As a result of the interest rate swap transactions, $663.0 million of Columbia's long-term debt is now subject to fluctuations in interest rates. The interest rate swaps are designated as fair value hedges. The effectiveness of the interest rate swaps in offsetting the exposure to changes in the debt's fair value is measured using the short-cut method pursuant to SFAS No. 133. Columbia had no net gain or loss recognized in earnings due to hedging ineffectiveness from prior years. Refer to Note 7 for further information on Columbia's interest rate swaps.

The aggregate maturities of long-term debt and capitalized lease obligations during the next five years are as follows:

  (in millions)
--------------------------------------------------
2004                                     $       -
2005                                         281.9
2006                                           0.4
2007                                         281.9
2008                                           0.3
After                                        803.6
--------------------------------------------------
Total long-term debt                     $ 1,368.1
--------------------------------------------------

13.      SHORT-TERM DEBT

Columbia subsidiaries satisfy their liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. These subsidiaries may borrow, on an intercompany basis, a cumulative maximum of $1.13 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.25 billion revolving credit facility with a syndicate of banks. The credit facility is guaranteed by NiSource. As of December 31, 2003, Columbia was a net investor in the NiSource Money Pool.

At December 31, 2003, approximately $30.0 million of investments were pledged as collateral on outstanding letters of credit related to Columbia's wholly owned insurance company. Columbia had no short-term debt outstanding as of December 31, 2003 and 2002.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying values and estimated fair values of financial instruments were as follows:

                                                   CARRYING              ESTIMATED              Carrying             Estimated
                                                    AMOUNT               FAIR VALUE              Amount              Fair Value
       At December 31, (in millions)                 2003                   2003                  2002                  2002
-------------------------------------------------------------------------------------------------------------------------------
Long-term investments                             $    36.2              $    36.2             $    15.5             $     15.0
Long-term debt (including current portion)          1,368.4                1,475.8               1,388.0                1,485.1
-------------------------------------------------------------------------------------------------------------------------------

The long-term debt relates to utility operations. The utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

SALE OF TRADE ACCOUNTS RECEIVABLE. Columbia of Ohio is a party to an agreement to sell, without recourse, all of its trade receivables, with the exception of certain low-income payment plan receivables, as they originate, to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia. CARC, in turn, is party to an agreement under which it sells a percentage ownership interest in the accounts receivable to a commercial paper conduit. Under these agreements, CARC may not sell any new affiliate receivables to the conduit if Columbia's debt rating falls below BBB or Baa2 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below investment grade, the agreements terminate and CARC may not sell any new receivables to the conduit. As of December 31, 2003, $89.5 million of accounts receivable had been sold by CARC. Canadian Imperial Bank of Commerce (CIBC), the administrative agent for the program, has informed Columbia of Ohio that, CIBC and its commercial paper conduit entities will let all existing receivable securitization agreements expire in the normal course of business. As such, the Columbia of Ohio receivables program with CIBC will terminate on May 15, 2004 and Columbia of Ohio plans to initiate a new program with a new agent and conduit purchaser.

Under the agreements currently in place, Columbia of Ohio acts as administrative agent by performing record keeping and cash collection functions for the accounts receivable sold by CARC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.

Columbia's accounts receivable program qualifies for sale accounting based upon the conditions met in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities." In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Columbia does not retain any interest in the receivables under both agreements.

15.      OTHER COMMITMENTS AND CONTINGENCIES

A. CAPITAL EXPENDITURES. Capital expenditures for 2004 are currently estimated at $254.1 million. Of this amount, $118.3 million is for the Gas Distribution Operations and $135.8 million is for the Gas Transmission and Storage Operations.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

D. GUARANTEES AND INDEMNITIES. As a part of normal business, Columbia and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at December 31, 2003 and the years in which they expire were:

          (in millions)                    Total      2004       2005       2006       2007       2008       After
-------------------------------------------------------------------------------------------------------------------
Guarantees supporting commodity
    transactions of subsidiaries         $  983.4   $      -   $   50.0   $  736.5   $   39.5   $   57.4   $  100.0
Other guarantees                            305.2      150.0       50.7          -          -          -      104.5
-------------------------------------------------------------------------------------------------------------------
Total commercial commitments             $1,288.6   $  150.0   $  100.7   $  736.5   $   39.5   $   57.4   $  204.5
-------------------------------------------------------------------------------------------------------------------

Columbia has issued guarantees, which support up to approximately $983.4 million in commodity-related payments for its former and current subsidiaries involved in forward gas sales activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

Columbia also has purchase and sale agreement guarantees totaling $140.0 million, which guarantee performance of the seller's covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sale agreement guarantees are reflected in the consolidated balance sheet.

Management believes that the likelihood Columbia would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Columbia has retained liabilities related to the CER forward gas sales agreements with Mahonia II Limited (Mahonia) for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes (approximately 72.1 Bcf as of December 31, 2003) are delivered in satisfaction of the contractual obligations, ending in February 2006. Columbia will be indemnified by Triana, and MSCP will fund up to a maximum of $221.0 million of additional equity to Triana to support Triana's indemnity, for Triana's gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330.0 million, approximately $200.0 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500.0 million revolving credit facility. Columbia believes that the combination of Triana's proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $221.0 million of further commitments to Triana from MSCP, adequately offset any losses that may be incurred by Columbia due to Triana's non-performance under the Mahonia agreements. Accordingly, Columbia has not recognized a liability related to the retention of the Mahonia guarantees.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E. INTERNAL REVENUE SERVICE (IRS) AUDIT. The IRS issued its Revenue Agent Report (RAR) covering the former consolidated Columbia Energy Group and subsidiaries remaining open tax years 1998, 1999 and ten months ended November 1, 2000 on December 2, 2003. All issues included in the RAR were negotiated and agreed to at the IRS Examination Team level and payment of the tax and related interest was made on December 15, 2003.

The audit of Columbia companies included in NiSource Inc.'s tax year 2000 consolidated federal income tax return (for the two months ended December 31, 2000) commenced on March 6, 2003. Completion of that audit is expected by the end of 2004. The start of NiSource Inc.'s 2001-2002 audit cycle, which will include Columbia Energy Group and all its subsidiaries, is planned for June 2004.

Management believes adequate reserves have been established for issues related to these and subsequently filed returns.

F.       ENVIRONMENTAL MATTERS.

GENERAL. The operations of Columbia are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain Columbia affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. Columbia will monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.

GAS DISTRIBUTION OPERATIONS. Several Gas Distribution Operations subsidiaries are potentially responsible parties at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including former manufactured gas plant (MGP) sites, which such subsidiaries, or their corporate predecessors, own or previously owned or operated. Gas Distribution Operations subsidiaries may be required to share in the cost of clean up of such sites. In addition, some Gas Distribution Operations subsidiaries have responsibility for corrective action under the Resource Conservation and Recovery Act (RCRA) for closure and clean-up costs associated with underground storage tanks, under the Toxic Substances Control Act for clean up of polychlorinated biphenyls, and for mercury releases. The final costs of clean up have not yet been determined. As site investigations and clean up proceed and as additional information becomes available reserves are adjusted.

A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors are the current or former owner. The program has identified 39 such sites. Of these sites, additional investigation activities have been completed or are in progress at 8 sites and remedial measures have been implemented or completed at 5 sites. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5. As costs become probable and reasonably estimable, reserves will be adjusted. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. Columbia is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, Columbia will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 92 (SAB No. 92) which covers accounting and disclosures relating to loss contingencies, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP No. 96-1).

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003, a reserve of approximately $41.7 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other potentially responsible parties and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, Columbia believes that any environmental response actions required will not have a material effect on its financial position.

GAS TRANSMISSION AND STORAGE OPERATIONS Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 245 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Field characterization has been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the U.S. Environmental Protection Agency (EPA) for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites and storage well locations and at most of the 245 facilities. During 2003, Columbia Transmission completed a sufficient number of the characterization reports and remediation plans to adjust its estimate for the entire program. As a result, the liability was reduced by $44.2 million, the related regulatory asset was decreased by $33.2 million, and there was an improvement to operating income of $11.0 million. As of December 31, 2003, the remaining environmental liability recorded on the balance sheet of Columbia Transmission was approximately $4.6 million.

Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf) are potentially responsible parties at several waste disposal sites under CERCLA and similar state laws. The potential liability is believed to be de minimis. However, the final allocation of clean-up costs has yet to be determined. As site investigations and clean-ups proceed and as additional information becomes available reserves will be adjusted.

After a lengthy legal proceeding, the EPA has begun implementing the Particulate Matter and Ozone National Ambient Air Quality Standards it revised in July 1997. As a result, EPA is in the process of designating areas not attaining the standards. After designation, the Clean Air Act provides for a process that would provide for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. In the interim, existing ozone ambient air quality standards will remain in place and may require imposition of additional controls in areas of non-attainment. In addition, EPA may reissue the portion of the nitrogen oxide (NOx) State Implementation Plan (SIP) Call regulation (dealing with regional ozone transport) which is applicable to certain pipeline engines, but which was remanded by the Court of Appeals after challenge by the pipeline industry. Resulting rules could require additional reductions in NOx emissions from reciprocating engines and turbines at pipeline compressor stations (including compressor stations owned by Columbia Transmission and Columbia Gulf). The EPA and state regulatory authorities will set final implementation requirements. Certain states have already begun to propose new NOx emission requirements that may be applicable to pipeline compressor station engines and turbines. Columbia believes that the costs relating to compliance with any new limits may be significant but are dependent upon the ultimate control program established by the targeted states and the EPA, and currently are not reasonably estimable. Columbia will continue to closely monitor developments in this area.

The EPA has proposed Maximum Achievable Control Technology (MACT) standards for hazardous air pollutants for stationary combustion turbines, industrial boilers and reciprocating internal combustion engines. Final MACT standards for stationary combustion turbines have been issued and standards for the other categories are expected to be issued in the near future. The final standards for turbines are not anticipated to impose substantial compliance costs upon Columbia. Columbia will continue to monitor the proposed MACT standards for potential applicability and cost impact to its operations. Pending finalization of the proposed standards, Columbia is unable to predict what, if any, additional compliance costs may result.

OTHER AFFILIATES Columbia affiliates have retained environmental cleanup liability associated with some of its former operations including those of propane operations, petroleum operations, certain local gas distribution companies and CER. The most significant environmental liability relates to former MGP sites whereas less significant liability is associated with former petroleum operations and former metering stations that utilized mercury containing meters.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ultimate liability in connection with these contamination sites will depend upon many factors including the extent of environmental response actions required, other potentially responsible parties and their financial viability, and indemnification from previous facility owners. Only those corrective action costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5 and consistent with SOP No. 96-1. As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. Columbia believes that any environmental response actions required at former operations, for which it is ultimately liable, will not have a material adverse effect on Columbia's financial position.

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

As of December 31, 2003, a reserve of approximately $52.5 million has been recorded to cover probable corrective actions at sites where Columbia has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, Columbia believes that any corrective actions required will not have a material effect on its financial position or results of operations.

G. OPERATING LEASES. Payments made in connection with operating leases are primarily charged to operation and maintenance expense as incurred. Such amounts were $26.9 million in 2003, $22.9 million in 2002 and $20.9 million in 2001.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are:

    (in millions)
-------------------------------------------------
2004                                     $   19.1
2005                                         16.4
2006                                         15.1
2007                                         12.3
2008                                          9.5
After                                        37.3
-------------------------------------------------
Total operating leases                   $  109.7
-------------------------------------------------

H. PURCHASE COMMITMENTS. Columbia has service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2004 to 2016, require Columbia to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 2003, were:

     (in millions)
-------------------------------------------------
2004                                     $   52.8
2005                                         43.8
2006                                         34.9
2007                                         28.8
2008                                         21.5
After                                        92.3
-------------------------------------------------
Total purchase commitments               $  274.1
-------------------------------------------------

Costs incurred under these contracts are generally recovered under Columbia's regulatory cost recovery mechanisms.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table displays the components of Accumulated Other Comprehensive Income.

     Year Ended December 31, (in millions)                                       2003           2002
-------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                                        $    0.4       $   (0.7)
Net unrealized gains on cash flow hedges                                           87.7           65.0
Minimum pension liability adjustment                                                  -          (20.0)
-------------------------------------------------------------------------------------------------------
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME, NET                              $   88.1       $   44.3
-------------------------------------------------------------------------------------------------------

17.      INTEREST EXPENSE AND RELATED CHARGES

Year Ended December 31, (in millions)               2003       2002       2001
---------------------------------------------------------------------------------
Interest on long-term debt                        $   79.7   $  113.1   $  105.2
Interest on short-term borrowings                      6.1        4.8       56.2
Allowance for borrowed funds used
    and interest during construction                  (1.2)      (1.4)      (3.0)
---------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE, NET                       $   84.6   $  116.5   $  158.4
---------------------------------------------------------------------------------

18.      SEGMENTS OF BUSINESS

Columbia is a registered holding company under the Public Utility Holding Company Act of 1935, as amended, and derives substantially all of its revenues and earnings from the operating results of its 15 direct subsidiaries. Columbia's operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Other Operations segment is primarily comprised of the remaining gas sales obligation of Columbia Energy Services, which was in the commercial and residential natural gas retail business, and the operations of the remaining microwave relay business. The dark-fiber optics telecommunications network was moved from Other Operations to discontinued operations in 2002. All prior periods were adjusted to reflect this change.

During the second quarter 2003, Columbia re-aligned its reportable segments to reflect the announced sale of its exploration and production operations. As of the second quarter 2003, Columbia no longer reported an Exploration and Production Operations segment. All periods have been adjusted to conform to the realignment.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (in millions)                                2003          2002        2001
---------------------------------------------------------------------------------------
REVENUES
 GAS DISTRIBUTION OPERATIONS
    Unaffiliated                                  $  2,402.0    $  1,949.3  $  2,781.6
    Intersegment and affiliates                            -           8.4         8.1
---------------------------------------------------------------------------------------
Total                                                2,402.0       1,957.7     2,789.7
---------------------------------------------------------------------------------------
TRANSMISSION AND STORAGE OPERATIONS
    Unaffiliated                                       599.9         618.9       625.5
    Intersegment and affiliates                        230.6         248.3       244.2
---------------------------------------------------------------------------------------
Total                                                  830.5         867.2       869.7
---------------------------------------------------------------------------------------
OTHER OPERATIONS
    Unaffiliated                                        38.2          25.8        27.2
    Intersegment and affiliates                          0.3           0.2         0.2
---------------------------------------------------------------------------------------
Total                                                   38.5          26.0        27.4
---------------------------------------------------------------------------------------
Adjustments and eliminations                          (220.5)       (239.4)     (214.2)
---------------------------------------------------------------------------------------
CONSOLIDATED REVENUES                             $  3,050.5    $  2,611.5  $  3,472.6
---------------------------------------------------------------------------------------

          (in millions)                              2003          2002        2001
---------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
    Gas Distribution Operations                   $    375.7    $    335.5  $    248.8
    Transmission and Storage Operations                398.5         395.8       362.3
    Other Operations                                    (3.1)         18.3        (9.9)
    Corporate                                           19.5           5.0        (4.6)
---------------------------------------------------------------------------------------
CONSOLIDATED                                      $    790.6    $    754.6  $    596.6
---------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
    Gas Distribution Operations                   $     54.4    $     55.2  $     54.3
    Transmission and Storage Operations                108.7         107.9       109.0
    Other Operations                                     0.1           0.1         0.1
    Corporate                                              -             -         0.5
---------------------------------------------------------------------------------------
CONSOLIDATED                                      $    163.2    $    163.2  $    163.9
---------------------------------------------------------------------------------------
ASSETS
    Gas Distribution Operations                   $  3,430.2    $  3,315.0  $  3,230.7
    Transmission and Storage Operations              2,859.1       2,887.4     2,963.0
    Other Operations                                   161.9         130.3       100.3
    Corporate                                           71.7         820.0       984.4
---------------------------------------------------------------------------------------
CONSOLIDATED                                      $  6,522.9    $  7,152.7  $  7,278.4
---------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
    Gas Distribution Operations                   $    112.3    $    110.8  $    116.2
    Transmission and Storage Operations                119.4         127.1       136.8
    Other Operations                                       -             -        28.8
    Corporate                                              -             -           -
---------------------------------------------------------------------------------------
CONSOLIDATED                                      $    231.7    $    237.9  $    281.8
---------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of Columbia's business operations due to nonrecurring transactions and seasonal weather patterns, which affect earnings, related components of net revenues and operating income.

                                                             FIRST       SECOND          THIRD       FOURTH
     (in millions, except per share data)                   QUARTER      QUARTER        QUARTER      QUARTER
-------------------------------------------------------------------------------------------------------------
2003
   Net Revenues                                            $  625.0      $  358.3      $  304.8     $  484.4
   Operating Income                                           326.0         133.6         112.7        218.3
   Income from Continuing Operations                          192.3          71.1          62.5        152.2
   Income (Loss) from Discontinued Operations -
      net of taxes                                             43.7        (126.1)         32.1          2.1
   Change in Accounting - net of taxes                        (16.8)            -             -            -
   Net Income (Loss)                                          219.2         (55.0)         94.6        154.3

2002
   Net Revenues                                               550.6         360.6         314.2        511.7
   Operating Income                                           289.8         110.5         112.5        241.8
   Income from Continuing Operations                          165.2          55.1          57.2        155.7
   Income (Loss) from Discontinued Operations -
      net of taxes                                             21.6           6.1           2.7        (48.2)
   Net Income                                                 186.8          61.2          59.9        107.5
-------------------------------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

VALUATION AND QUALIFYING ACCOUNTS

                                                                         Additions - Charged to
                                                                        -----------------------
                                                           Beginning    Costs and        Other                     Ending
Year Ended December 31, (in millions)                       Balance      Expenses      Accounts    Deductions      Balance
--------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts (a)
     2003                                                  $   15.3      $  131.2      $   35.4     $  164.3      $   17.6
     2002                                                      16.9          28.6          42.9         73.1          15.3
     2001                                                      15.8          24.9          58.1         81.9          16.9
Restructuring Activities (b)
     2003                                                      35.1          (4.4)            -         13.8          16.9
     2002                                                      31.4          19.1             -         15.1          35.4
     2001                                                      61.7           4.0         (23.6)        10.7          31.4
Environmental
     2003                                                     108.8          (3.6)        (33.2)        19.5          52.5
     2002                                                     146.7         (11.3)         (5.5)        21.1         108.8
     2001                                                     106.4          41.4             -          1.1         146.7
Accumulated Provision for Rate Refunds
     2003                                                      11.1             -          (3.0)         3.7           4.4
     2002                                                       9.8          25.4             -         24.1          11.1
     2001                                                       7.7          17.6             -         15.5           9.8
Unpaid Medical Claims
     2003                                                       5.0           7.5             -          7.5           5.0
     2002                                                       6.8           6.7             -          8.5           5.0
     2001                                                       6.9           7.0             -          7.1           6.8
Reserve for Cost of Operational Gas
     2003                                                       3.0             -             -            -           3.0
     2002                                                      12.9          (7.0)            -          2.9           3.0
     2001                                                       1.2          19.0             -          7.3          12.9
--------------------------------------------------------------------------------------------------------------------------

(a) Other Accounts primarily reflect reclassifications to a regulatory asset of the uncollectible accounts related to the Percent of Income Plan (PIP) customers of Columbia Gas of Ohio, Inc. and Deductions principally reflect amounts charged off as uncollectible less amounts recovered.

(b) Deductions primarily reflect payments of severance and related termination benefits.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 21, 2002 the Board of Directors of NiSource, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the independent public accountants for NiSource and its subsidiaries, Columbia Energy Group and Northern Indiana Public Service Company (collectively, the "Registrants"), and decided to engage Deloitte & Touche LLP to serve as the Registrants' independent public accountants for 2002. Information with respect to this matter is included in Columbia's current report on Form 8-K filed May 21, 2002, which information is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I. (2)(c).

ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I. (2)(c).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I. (2)(c).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I. (2)(c).

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered to Columbia Energy Groups' (Columbia) corporate parent NiSource Inc. (NiSource) by Arthur Andersen LLP, NiSource's former independent auditor, and Deloitte & Touche LLP, NiSource's current independent auditor, for the audit of the NiSource's and Columbia's annual financial statements for the years ended December 31, 2002 and 2003, and fees billed for other services rendered by Arthur Andersen LLP and Deloitte & Touche LLP during those periods. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

Year Ended December 31, (in thousands)                   2003                       2002                    2002
------------------------------------------------------------------------------------------------------------------------
                                                 Deloitte & Touche LLP      Deloitte & Touche LLP    Arthur Andersen LLP
------------------------------------------------------------------------------------------------------------------------
   Audit Fees (1)                                 $          3,385.1         $          4,809.5       $            264.0
   Audit-Related Fees (2)                                      991.7                      620.0                     74.0
   Tax Fees (3)                                                110.7                      137.0                     23.8
   All Other Fees (4)                                           23.5                          -                     25.0
------------------------------------------------------------------------------------------------------------------------
TOTAL ACCOUNTING FEES AND SERVICES:               $          4,511.0         $          5,566.5       $            386.8
------------------------------------------------------------------------------------------------------------------------

(1) Audit Fees -- These are fees for professional services performed by Deloitte & Touche LLP for the audit of NiSource's and Columbia's annual financial statements and review of financial statements included in NiSource's and Columbia's 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements. The amounts shown for Deloitte & Touche LLP for 2002 include $2,600,000 in fees related to the re-auditing of years 2000 and 2001 which had been previously audited by Arthur Andersen LLP.

(2) Audit-Related Fees -- These are fees for the assurance and related services performed by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of NiSource's and the Company's financial statements.

(3) Tax Fees -- These are fees for professional services performed by Deloitte & Touche LLP with respect to tax compliance, tax advice and tax planning.

(4) All Other Fees -- These are fees for permissible work performed by Deloitte that does not meet the above categories.

Pre-Approval Policies and Procedures. During fiscal year 2003, the Audit Committee of NiSource approved all audit, audit related and non-audit services provided to NiSource or Columbia by Deloitte & Touche LLP prior to management engaging the auditor for those purposes. The Audit Committee's current practice is to consider for pre-approval annually all audit, audit related and non-audit services proposed to be provided by our independent auditors for the fiscal year. Additional fees for other proposed audit-related or non-audit services which have been properly presented to the Pre-Approval Subcommittee of the Audit Committee (consisting of Ian M. Rolland) by the Vice President and Controller of the Company (not within the scope of the approved audit engagement) may be considered and, if appropriate, approved by the Pre-Approval Subcommittee of the Audit Committee. In no event, however, will (i) any non-audit related service be presented or approved that would result in the independent auditor no longer being considered independent under the applicable Securities and Exchange Commission rules or (ii) any service be presented or approved by the Pre-Approval Subcommittee the fees for which are estimated to exceed $100,000. In making its recommendation to appoint Deloitte & Touche LLP as NiSource's and Columbia's independent auditor, the Audit Committee of NiSource has considered whether the provision of the non-audit services rendered by Deloitte & Touche LLP is compatible with maintaining that firm's independence.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                                                  COLUMBIA ENERGY GROUP
                                          --------------------------------------
                                                       (Registrant)

Dated: March 19, 2003                 By:       /s/  Michael W. O'Donnell
                                          --------------------------------------
                                                  Michael W. O'Donnell
                                                  President and Director
                                              (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 19, 2003                 By:       /s/  Michael W. O'Donnell
                                          --------------------------------------
                                                  Michael W. O'Donnell
                                                  President and Director
                                              (Principal Executive Officer)

Dated: March 19, 2003                 By:          /s/  David J. Vajda
                                          --------------------------------------
                                                     David J. Vajda
                                              Vice President and Treasurer
                                              (Principal Financial Officer)

Dated: March 19, 2003                 By:       /s/  Jeffrey W. Grossman
                                          --------------------------------------
                                                   Jeffrey W. Grossman
                                                     Vice President
                                              (Principal Accounting Officer)

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Exhibit                            Description of Item
3.1      Restated Certificate of Incorporation of Columbia Energy Group, Inc. as
         amended through December 3, 2001. **

3.2 Amended and Restated By-Laws of Columbia Energy Group, Inc. as amended through November 1, 2000. **

4.1      Indenture between The Columbia Gas System, Inc. and Marine Midland
         Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-S to the Columbia Gas System Registration
         Statement (Registration No. 33-64555)).

4.2      Third Supplemental Indenture, between The Columbia Gas System, Inc. and
         Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995
         (incorporated by reference to Exhibit 4-V to the Columbia Gas System
         Registration Statement (Registration No. 33-64555)).

4.3      Fourth Supplemental Indenture, between The Columbia Gas System, Inc.
         and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995
         (incorporated by reference to Exhibit 4-W to the Columbia Gas System
         Registration Statement (Registration No. 33-64555)).

4.4      Fifth Supplemental Indenture, between The Columbia Gas System, Inc. and
         Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995
         (incorporated by reference to Exhibit 4-X to the Columbia Gas System
         Registration Statement (Registration No. 33-64555)).

4.5      Sixth Supplemental Indenture, between The Columbia Gas System, Inc. and
         Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995
         (incorporated by reference to Exhibit 4-Y to the Columbia Gas System
         Registration Statement (Registration No. 33-64555)).

4.6      Seventh Supplemental Indenture, between The Columbia Gas System, Inc.
         and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995
         (incorporated by reference to Exhibit 4-Z to the Columbia Gas System
         Registration Statement (Registration No. 33-64555)).

4.7      Instrument of Resignation, Appointment and Acceptance dated as of March
         1, 1999, between Columbia Energy Group and Marine Midland Bank, as
         Resigning Trustee and The First National Bank of Chicago, as Successor
         Trustee (incorporated by reference to Exhibit 4-I to the Columbia
         Energy Group Annual Report on Form 10-K for the period ended December
         31, 1998.)

10.1 U.S. Environmental Protection Agency Administrative Order by Consent for Removal Actions for Columbia Gas Transmission Corporation dated
         September 22, 1994. (incorporated by reference to Exhibit 10-AE to
         Columbia Energy Group's Annual Report on Form 10-K for the period ended
         December 31, 1994).

10.2 Amended and restated Indenture of Mortgage and Deed of Trust by Columbia Gas Transmission Corporation to Wilmington Trust Company, dated as of November 28, 1995 (incorporated by reference to Exhibit
         10-AF to the Columbia Energy Group Annual Report on Form 10-K for the period ended December 31, 1995).

10.3 Memorandum of Understanding among the Millennium Pipeline Project partners (Columbia Transmission, West Coast Energy, MCN Investment
         Corp. and TransCanada Pipelines Limited) dated December 1, 1997
         (incorporated by reference to Exhibit 10-CF to Columbia Energy Group's
         Annual Report on Form 10-K for the period ended December 31, 1997).

10.4     Agreement of Limited Partnership of Millennium Pipeline Company, L.P.
         dated May 31, 1998 (incorporated by reference to Exhibit 10-CG to
         Columbia Energy Group's Annual Report on Form 10-K for the period ended
         December 31, 1998).

10.5 Contribution Agreement Between Columbia Gas Transmission Corporation and Millennium Pipeline Company, L.P. dated July 31, 1998 (incorporated by reference to Exhibit 10-CH to Columbia Energy Group's Annual Report on Form 10-K for the period ended December 31, 1998).

10.6     Regulations of Millennium Pipeline Management Company, L.L.C. dated May
         31, 1998 (incorporated by reference to Exhibit 10-CI to Columbia Energy
         Group's Annual Report on Form 10-K for the period ended December 31,
         1998).

12       Statements of Ratio of Earnings to Fixed Changes.

31.1 Certification of Michael W. O'Donnell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2 Certification of David J. Vajda, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1 Certification of Michael W. O'Donnell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith.)**

32.2 Certification of David J. Vajda, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith.)**

**Exhibit filed herewith.