Form 10-Q
period 2004-03-31
COLUMBIA ENERGY GROUP
filed 2004-05-07
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM ______ TO ______


                          Commission file number 1-1098


                              COLUMBIA ENERGY GROUP
             (Exact name of registrant as specified in its charter)


             Delaware                                         13-1594808
----------------------------------------             -------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


        801 East 86th Avenue
        Merrillville, Indiana                                    46410
----------------------------------------             -------------------------
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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ ]  No [X]


The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I        FINANCIAL INFORMATION

              Item 1.  Financial Statements

                       Statements of Consolidated Income.....................................   3

                       Consolidated Balance Sheets...........................................   4

                       Statements of Consolidated Cash Flows.................................   6

                       Statements of Consolidated Comprehensive Income.......................   7

                       Notes to Consolidated Financial Statements............................   8

              Item 2.  Management's Narrative Analysis of Results of Operations..............  15

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk............  20

              Item 4.  Controls and Procedures...............................................  20

PART II       OTHER INFORMATION

              Item 1.  Legal Proceedings.....................................................  21

              Item 2.  Changes in Securities and Use of Proceeds.............................  21

              Item 3.  Defaults Upon Senior Securities.......................................  21

              Item 4.  Submission of Matters to a Vote of Security Holders...................  21

              Item 5.  Other Information.....................................................  21

              Item 6.  Exhibits and Reports on Form 8-K......................................  21

              Signature......................................................................  23

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

Three Months Ended March 31, (in millions)                                  2004                   2003
========================================================================================================
NET REVENUES
  Gas Distribution                                                  $      961.5           $    1,010.6
  Transmission and Storage                                                 311.7                  307.0
  Other                                                                      7.7                   13.5
  Affiliated revenues                                                        3.1                    1.9
--------------------------------------------------------------------------------------------------------
GROSS REVENUES                                                           1,284.0                1,333.0
  Cost of Sales                                                            689.9                  703.2
  Cost of Sales - Affiliated                                                  --                    4.8
--------------------------------------------------------------------------------------------------------
Total Net Revenues                                                         594.1                  625.0
--------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation and maintenance                                                189.8                  188.5
  Depreciation and amortization                                             41.0                   41.2
  Other taxes                                                               64.7                   69.3
--------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                   295.5                  299.0
--------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                           298.6                  326.0
--------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Interest expense                                                         (19.4)                 (21.7)
  Interest expense - affiliated                                             (1.0)                  (1.6)
  Interest income                                                            1.6                    2.0
  Interest income - affiliated                                               2.8                    3.1
  Other, net                                                                 1.1                    0.2
--------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                            (14.9)                 (18.0)
--------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                      283.7                  308.0
INCOME TAXES                                                               106.2                  115.7
--------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                          177.5                  192.3
--------------------------------------------------------------------------------------------------------
Loss from Discontinued Operations - net of taxes                            (3.0)                  (0.7)
Gain on Disposition of Discontinued Operations - net of taxes                 --                   44.4
Change in Accounting- net of taxes                                            --                  (16.8)
--------------------------------------------------------------------------------------------------------
NET INCOME                                                          $      174.5           $      219.2
========================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,          December 31,
(in millions)                                                               2004                   2003
=======================================================================================================
ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant                                                      $    8,286.4         $    8,263.1
  Accumulated depreciation and amortization                              (3,721.2)            (3,696.4)
-------------------------------------------------------------------------------------------------------
  Net utility plant                                                       4,565.2              4,566.7
-------------------------------------------------------------------------------------------------------
  Other property, at cost, less accumulated depreciation                      1.8                  1.8
-------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                         4,567.0              4,568.5
-------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
  Assets of discontinued operations and assets held for sale                  6.5                  6.5
  Unconsolidated affiliates                                                  30.3                 33.5
  Other investments                                                          44.4                 40.9
-------------------------------------------------------------------------------------------------------
Total Investments                                                            81.2                 80.9
-------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and cash equivalents                                                  18.2                 13.7
  Cash invested in the NiSource money pool                                  471.0                 56.2
  Restricted cash                                                             1.5                  3.6
  Accounts receivable (less reserves of $31.0 and $15.5, respectively)      446.6                253.9
  Affiliated accounts receivable                                             32.8                 45.6
  Unbilled revenue (less reserves of $0.8 and $2.1, respectively)           143.8                181.0
  Gas inventory                                                              38.2                246.3
  Underrecovered gas and fuel costs                                         134.7                163.7
  Materials and supplies, at average cost                                    21.3                 22.2
  Price risk management assets                                               42.7                 35.2
  Exchange gas receivable                                                   160.7                145.1
  Regulatory assets                                                          89.8                 92.0
  Prepayments and other                                                      70.2                 75.8
-------------------------------------------------------------------------------------------------------
Total Current Assets                                                      1,671.5              1,334.3
-------------------------------------------------------------------------------------------------------

OTHER ASSETS
  Price risk management assets                                              134.9                110.5
  Regulatory assets                                                         349.7                338.7
  Intangible assets, less accumulated amortization                            0.9                  0.9
  Deferred charges and other                                                 91.9                 89.1
-------------------------------------------------------------------------------------------------------
Total Other Assets                                                          577.4                539.2
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $    6,897.1         $    6,522.9
=======================================================================================================

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                                               MARCH 31,        December 31,
(in millions)                                                                       2004                2003
=============================================================================================================
                                                                             (unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common Stock Equity                                                           $  2,754.5          $  2,568.6
Long-term debt, excluding amounts due within one year                            1,383.0             1,368.1
-------------------------------------------------------------------------------------------------------------
Total Capitalization                                                             4,137.5             3,936.7
-------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt                                                  0.3                 0.3
  Accounts payable                                                                 206.4               206.9
  Accounts payable-Affiliated                                                       22.2                25.8
  Customer deposits                                                                 25.3                24.2
  Taxes accrued                                                                    241.8               147.1
  Interest accrued                                                                  43.5                13.6
  Overrecovered gas and fuel costs                                                  16.6                 2.3
  Price risk management liabilities                                                  1.4                 3.3
  Exchange gas payable                                                             241.3               288.4
  Current deferred revenue                                                          22.1                19.6
  Regulatory liabilities                                                            66.1                71.3
  Accrued liability for postretirement and postemployment benefits                  24.6                22.8
  Other accruals                                                                   355.9               295.4
-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                        1,267.5             1,121.0
-------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
  Deferred income taxes                                                            779.4               747.3
  Deferred investment tax credits                                                   26.5                26.9
  Deferred credits                                                                  47.1                49.1
  Noncurrent deferred revenue                                                      106.8               112.9
  Accrued liability for postretirement and postemployment benefits                  99.5               103.1
  Regulatory liabilities and other cost of removal                                 314.7               309.1
  Other noncurrent liabilities                                                     118.1               116.8
-------------------------------------------------------------------------------------------------------------
Total Other                                                                      1,492.1             1,465.2
-------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                         --                  --
-------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                          $  6,897.1          $  6,522.9
=============================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31, (in millions)                                    2004              2003
=====================================================================================================
OPERATING ACTIVITIES
  Net Income                                                             $   174.5         $   219.2
  Adjustments to reconcile net income to net cash from
    continuing operations:
    Depreciation and amortization                                             41.0              41.2
    Net changes in price risk management assets and liabilities               (7.5)             (7.3)
    Deferred income taxes and investment tax credits                          20.5              41.7
    Deferred revenue                                                          (3.7)             (4.5)
    Amortization of unearned compensation                                      0.2               0.1
    Change in accounting                                                        --              16.8
    Gain from sale of discontinued operations                                   --             (44.4)
    Loss from discontinued operations                                          3.0               0.7
  Changes in assets and liabilities, net of effect
  from acquisitions of businesses:
    Restricted cash                                                            2.2              24.2
    Accounts receivable, net                                                (179.1)           (332.8)
    Inventories                                                              357.3             276.2
    Accounts payable                                                          (6.6)             53.0
    Customer deposits                                                          1.1               0.6
    Taxes accrued                                                            104.2              94.2
    Interest accrued                                                          29.9              30.9
    (Under) Overrecovered gas and fuel costs                                  43.3              22.5
    Exchange gas receivable/payable                                          (23.9)            (13.4)
    Other accruals                                                           (82.1)            (42.5)
    Prepayments and other current assets                                       4.3              10.0
    Regulatory assets/liabilities                                             (7.5)            (64.8)
    Postretirement and postemployment benefits                                (1.9)             (2.5)
    Deferred credits                                                          (1.9)              3.8
    Deferred charges and other noncurrent assets                              (3.1)             (8.4)
    Other noncurrent liabilities                                              (1.6)             (5.5)
-----------------------------------------------------------------------------------------------------
Net Cash from Continuing Operations                                          462.6             309.0
-----------------------------------------------------------------------------------------------------
Net Cash from Discontinued Operations                                           --             (28.9)
-----------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                           462.6             280.1
-----------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
  Capital expenditures                                                       (40.8)            (26.2)
  Proceeds from disposition of assets                                           --              95.0
  Other investing activities                                                  (2.5)            (19.3)
-----------------------------------------------------------------------------------------------------
Net Cash Flows for Investment Activities                                     (43.3)             49.5
-----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Changes in short-term debt                                                      --              (0.8)
-----------------------------------------------------------------------------------------------------
Net Cash Flows for Financing Activities                                         --              (0.8)
-----------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                        419.3             328.8
Cash and temporary cash investments at beginning of year                      69.9              14.5
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   489.2         $   343.3
=====================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                                                 $      --         $      --
  Interest capitalized                                                         0.4               0.5
  Cash paid for income taxes                                                   1.2               3.4


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31, (in millions)                             2004                 2003
=================================================================================================
Net Income                                                         $  174.5            $   219.2
  Other comprehensive income, net of tax
    Foreign currency translation adjustment                              --                  0.9
    Net unrealized gains on cash flow hedges                           11.0                  8.8
    Net gain on available for sale securities                           0.4                   --
-------------------------------------------------------------------------------------------------
  Total other comprehensive income                                     11.4                  9.7
-------------------------------------------------------------------------------------------------
Total Comprehensive Income                                         $  185.9               $228.9
=================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

1.       BASIS OF ACCOUNTING PRESENTATION

The accompanying unaudited consolidated financial statements for Columbia Energy Group (Columbia) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Columbia's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2.       REGULATORY MATTERS

Through October 2004, Columbia Gas of Ohio, Inc. (Columbia of Ohio) is operating under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expire in October 2004, and the amended stipulation would permit Columbia of Ohio to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also: (1) extend Columbia of Ohio's Choice(R) program through October 2010; (2) provide Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and, (3) allow Columbia of Ohio to record post-in-service-carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia of Ohio and a collaborative of parties. The order extended Columbia of Ohio's CHOICE(R) program. However, the order limited the time period of the stipulation through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-systems sales. The order allows Columbia of Ohio to record post-in-service-carrying charges on plant placed in service after October 2004 and allows the deferral of property taxes and depreciation associated with such plant. Although this order will have a minimal impact on 2004, Columbia's initial estimate is that this order, if left unchanged, could potentially reduce operating income by approximately $20 million annually 2005 through 2007. On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation, consistent with standard regulatory process, petitioned the commission for rehearing on the components which have been modified. That same day the Office of the Ohio Consumers' Counsel also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service-carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the Office of the Ohio Consumers' Counsel filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

On May 5, 2004 the PUCO issued an order on rehearing, in which it denied the Office of Consumer Counsels' motion to dismiss and its application for rehearing. The PUCO granted, in part, the joint application filed by Columbia of Ohio and others. In granting the joint application for rehearing, in part, the PUCO did the following: (1) revised the term of the stipulation so that it runs through October 31, 2008; (2) restored the marketers' responsibility for 75% of CHOICE(R) costs; and (3) revised the mechanism applicable to Columbia of Ohio's sharing of Off-System Sales and Capacity Release revenue. Under the revised Off-System Sales/Capacity Release revenue sharing mechanism, Columbia of Ohio must now begin sharing such revenue when the annual revenue exceeds $25 million, instead of $35 million as originally proposed by Columbia of Ohio and other collaborative parties. Columbia and the other collaborative parties have until May 25, 2004 to either accept the PUCO modifications, or to

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

reject them and terminate the stipulation. If accepted, this order would reduce the negative impact estimated above, however, management is still evaluating the order.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies (LDCs) to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. The approval of the tracker will allow for the recovery of previously uncollected accounts receivable for Columbia of Ohio. As of March 31, 2004, Columbia of Ohio has $45.2 million of uncollected accounts receivable pending future recovery.

3.      RESTRUCTURING ACTIVITIES

Since 2000, Columbia has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia by NiSource Inc. (NiSource). The restructuring activities were primarily associated with reductions in headcount and facility exit costs.

For all of the restructuring plans, a total of approximately 915 management, professional, administrative and technical positions have been identified for elimination. As of March 31, 2004, approximately 900 employees were terminated, of whom 2 employees were terminated during the first quarter of 2004. As of March 31, 2004 and December 31, 2003, the consolidated balance sheets reflected liabilities of $17.1 million and $17.2 million related to the restructuring plans, respectively. For the first quarter of 2004, $1.4 million in payments were made in association with the restructuring plans and a $1.3 million net increase to the restructuring liability was recorded mainly to adjust for facility exit costs. Of the remaining restructuring liability, $13.7 million is related to facility exit costs.

4.       ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Results from discontinued operations of CER (including the New York State properties) and Transcom are provided in the following table:

Three Months Ended March 31, (in millions)                               2004               2003
==================================================================================================
REVENUES FROM DISCONTINUED OPERATIONS ..........................      $    --            $  42.4
(Loss) Gain from discontinued operations .......................         (5.0)               3.5
Income tax (benefit) ...........................................         (2.0)               4.2
--------------------------------------------------------------------------------------------------
NET LOSS FROM DISCONTINUED OPERATIONS ..........................      $  (3.0)           $  (0.7)
--------------------------------------------------------------------------------------------------

The assets of discontinued operations were net property, plant, and equipment of $6.5 million at March 31, 2004 and at December 31, 2003.

5.       RISK MANAGEMENT ACTIVITIES

Columbia uses commodity-based derivative financial instruments to manage certain risks in its business. Columbia accounts for its derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, (SFAS No. 133.)

HEDGING ACTIVITIES. The activity for the first quarter 2004 and 2003 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:


(in millions, net of tax)                                                         2004       2003
==================================================================================================
Net unrealized gains on derivatives qualifying as cash flow hedges at the
          beginning of the period ............................................ $  87.7       65.0

Unrealized hedging gains arising during the period on derivatives qualifying
          as cash flow hedges ................................................    18.2       10.8

Reclassification adjustment for net loss included in net income ..............    (7.2)      (2.0)
--------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow hedges
          at the end of the period ........................................... $  98.7       73.8
--------------------------------------------------------------------------------------------------

Unrealized gains and losses on Columbia's hedges were recorded as price risk management assets and liabilities. The accompanying consolidated balance sheets reflected price risk management assets related to unrealized gains on hedges of $177.6 million and $145.7 million at March 31, 2004 and December 31, 2003, respectively, of which $42.7 million and $35.2 million were included in "Current Assets" and $134.9 million and $110.5 million were included in "Other Assets." Price risk management liabilities related to unrealized losses on hedges of $1.4 million and $3.3 million at March 31, 2004 and December 31, 2003, respectively, were included in "Current Liabilities."

During the first quarter 2004, no amounts were recognized in earnings due to the change in value of certain derivative instruments, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also, during the first quarter, Columbia reclassified no amounts from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $24.5 million, net of tax.

6.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB INTERPRETATION NO. 46 (REVISED DECEMBER 2003) -- CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On December 18, 2003, the FASB deferred the implementation of FIN 46R to the first quarter of 2004. The adoption of FIN 46R on January 1, 2004 did not have an effect on Columbia's financial position or results of operations.

FASB STAFF POSITION NO. FAS 106-1 -- ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003. On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires presently enacted changes in relevant laws to be considered in current period measurements of post-retirement benefit costs and the Accumulated Projected Benefit Obligation. However, specific authoritative guidance on the accounting for the federal subsidy is currently pending, and Columbia has elected to defer accounting for the effects of this pronouncement as allowed by this staff position. It is expected that the law and pronouncement will reduce the effects of the currently high prescription drug trend rates on Columbia's post-retirement benefits costs and cash flows assuming that Columbia's postretirement benefits remain unchanged. However, it is not certain at this time what effects this law and pronouncement will have on Columbia's postretirement benefit costs and cash flows.

7.       LEGAL PROCEEDINGS

In the normal course of its business, Columbia and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on Columbia's consolidated financial position.

8.       ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table displays the components of Accumulated Other Comprehensive Income, which is included in "Common Stock Equity," on the consolidated balance sheets.

                                                                             MARCH 31,          December 31,
(in millions)                                                                  2004                 2003
================================================================================================================
Net Gain on available for sale securities ..............................     $   0.8             $   0.4
unrealized gains on cash flow hedges ...................................        98.7                87.7
----------------------------------------------------------------------------------------------------------------
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME, NET ......................     $   9.5             $  88.1
----------------------------------------------------------------------------------------------------------------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

9.       GUARANTEES AND INDEMNITIES

As a part of normal business, Columbia and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of other subsidiaries. Such agreements include guarantees. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at March 31, 2004 and the years in which they expire are:


(in millions)                        Total         2004         2005         2006         2007         2008        After
===========================================================================================================================
Guarantees supporting commodity
  transactions of subsidiaries     $   911.3     $   --       $   50.0     $  670.4     $   37.3     $   55.4     $   98.2
Other guarantees                       232.4         75.0         50.7         --           --           --          106.7
---------------------------------------------------------------------------------------------------------------------------
Total commercial commitments       $ 1,143.7     $   75.0     $  100.7     $  670.4     $   37.3     $   55.4     $  204.9
---------------------------------------------------------------------------------------------------------------------------

Columbia has issued guarantees, which support up to approximately $911.3 million in commodity-related payments for its current subsidiaries involved in forward gas sales agreements of former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

Columbia also has purchase and sales agreement guarantees totaling $140.0 million, which guarantee performance of the seller's covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the consolidated balance sheet.

Management believes that the likelihood Columbia would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

Columbia has retained liabilities related to the CER forward gas sales agreements with Mahonia II Limited (Mahonia) for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. Columbia will be indemnified by Triana, and MSCP will fund up to a maximum of $221.0 million of additional equity to Triana to support Triana's indemnity, for Triana's gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

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

10.      PENSION AND OTHER POSTRETIREMENT BENEFITS

Columbia used a measurement date of September 30, 2003 for the calculation of its obligations under the pension and other postretirement benefit plans. Columbia expects to make contributions of $14.9 million to its pension plans and $27.4 million to its postretirement medical and life plans in 2004.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The following table provides the components of the plans' net periodic benefits cost (benefit) for first quarter of 2004 as compared to the first quarter of 2003:


                                                  PENSION BENEFITS          OTHER BENEFITS
                                                --------------------    ----------------------
Three months ended March 31, (in millions)        2004         2003         2004         2003
==============================================================================================
NET PERIODIC COST
  Service cost                                 $   4.8      $   4.3      $   1.1      $   0.9
  Interest cost                                   12.5         12.9          5.2          4.9
  Expected return on assets                      (15.8)       (14.2)        (3.2)        (2.2)
  Amortization of prior service cost               0.2          0.1          0.1         (0.1)
  Recognized actuarial loss                        0.3          0.8          0.5          0.2
----------------------------------------------------------------------------------------------
NET PERIODIC BENEFITS COST                     $   2.0      $   3.9      $   3.7      $   3.7
----------------------------------------------------------------------------------------------



11.      BUSINESS SEGMENT INFORMATION


Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

During the second quarter 2003, Columbia re-aligned its reportable segments to reflect the announced sale of its exploration and production operations. As of the second quarter 2003, Columbia no longer reported an Exploration and Production Operations segment.

Columbia's operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Other Operations segment primarily includes ventures focused on energy-related services.

The following tables provide information about Columbia's business segments. Columbia uses operating income as its primary measurement for each of the reporting segments. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Three Months Ended March 31, (in millions)                                      2004               2003
========================================================================================================
REVENUES
GAS DISTRIBUTION
  Unaffiliated                                                            $  1,097.3         $  1,161.3
  Intersegment and affiliates                                                   --                 --
--------------------------------------------------------------------------------------------------------
Total                                                                        1,097.3            1,097.3
--------------------------------------------------------------------------------------------------------
TRANSMISSION AND STORAGE
  Unaffiliated                                                                 165.6              162.0
  Intersegment and affiliates                                                   64.5               67.5
--------------------------------------------------------------------------------------------------------
Total                                                                          230.1              229.5
--------------------------------------------------------------------------------------------------------
OTHER
  Unaffiliated                                                                  17.8                7.4
  Intersegment and affiliates                                                    0.1               --
--------------------------------------------------------------------------------------------------------
Total                                                                           17.9                7.4
--------------------------------------------------------------------------------------------------------
Adjustments and eliminations                                                   (61.3)             (65.2)
--------------------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES                                                     $  1,284.0         $  1,269.0
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
  Gas Distribution                                                        $    183.5         $    206.1
  Transmission and Storage                                                     110.5              110.9
  Other                                                                         (0.5)              (0.2)
  Corporate                                                                      5.1                9.2
--------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                          $    298.6         $    326.0
========================================================================================================

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Realization of Columbia's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for Columbia's businesses, increased competition in deregulated energy markets, dealings with third parties over whom Columbia has no control, actual operating experience of acquired assets, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of Columbia. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

The following Management's Narrative Analysis should be read in conjunction with the Columbia Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS
THE QUARTER ENDED MARCH 31, 2004

Net Income

Columbia reported net income of $174.5 million for the three months ended March 31, 2004, compared to net income of $219.2 million for the first quarter 2003. Operating income was $298.6 million, a decrease of $27.4 million from the same period in 2003. Columbia's net income reflects the impact of discontinued operations that earned $43.7 million in the first quarter of 2003, which included a gain from the sale of the Company's interest in certain natural gas exploration and production assets in New York state.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended March 31, 2004, were $594.1 million, a $30.9 million decrease from the same period last year. The decrease in net revenues was primarily a result of reduced natural gas sales and deliveries due to warmer weather during the first quarter of 2004 compared with the same period in 2003 amounting to $10.2 million, reduced revenue from cost trackers of $9.4 million, and lower non-traditional and incentive program revenue. Both this quarter and the first quarter of 2003 reflect lower interruptible transmission service revenues than those that have been historically realized. Management has evaluated operational and market conditions, and anticipates that there will be fewer opportunities for interruptible revenue on an ongoing basis. These lower interruptible revenues are reflected in the current quarter's results.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Expenses

Operating expenses for the first quarter of 2004 were $295.5 million, a decrease of $3.5 million from the 2003 period. Operation and maintenance expenses for the first quarter 2004 were $1.3 million higher than they were in first quarter of 2003. Taking into consideration cost trackers directly offset in revenues, as well as reserve changes, that together impacted both 2004 and 2003 operation and maintenance expenses, quarter-over-quarter, baseline operation and maintenance expenses were essentially flat. Other taxes decreased $4.6 million, due to higher gross receipt and excise taxes in 2003 that were offset in revenues for that period.

Other Income (Deductions)

Interest expense, net was $20.4 million for the quarter, a decrease of $2.9 million compared to the first quarter 2003. The decrease was due to a quarter-over-quarter reduction in short-term borrowings and lower short-term interest rates.

Income Taxes

Income tax expense for the first quarter of 2004 was $106.2 million, a decrease of $9.5 million compared to the 2003 period, due to lower pre-tax income.

Change in Accounting

The change in accounting in the first quarter of 2003 of $16.8 million, net-of-tax, resulted from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations.

LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of Columbia's operations, most notably in the gas distribution and gas transportation businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand together with external short-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

Net cash from continuing operations for the three months ended March 31, 2004 was $462.6 million. Cash flow from working capital was $250.6 million, principally driven by decreased gas inventories and the timing of the recovery of gas and fuel costs, partly offset by the timing of the collections of accounts receivable.

Columbia subsidiaries satisfy their liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. These subsidiaries may borrow, on an intercompany basis, a cumulative maximum of $1.13 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.25 billion revolving credit facility with a syndicate of banks. The credit facility is guaranteed by NiSource. As of March 31, 2004, Columbia was a net investor in the NiSource Money Pool.

Management believes that its sources of funding are sufficient to meet the short-term and long-term liquidity needs of Columbia.

Non-Trading Risk

Commodity price risk resulting from non-trading activities at Columbia's rate-regulated subsidiaries is limited, since regulations allow recovery of gas costs through the rate-making process. If states should explore additional regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional ratemaking process and may be more exposed to commodity price risk.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Sale of Trade Receivables

Columbia Gas of Ohio, Inc. (Columbia of Ohio) is a party to an agreement to sell, without recourse, all of its trade receivables, with the exception of certain low-income payment plan receivables, as they originate, to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia. CARC, in turn, is party to an agreement under which it sells a percentage ownership interest in the accounts receivable to a commercial paper conduit. As of March 31, 2004, $75.0 million of accounts receivable had been sold by CARC. Canadian Imperial Bank of Commerce (CIBC), the administrative agent for the program, has informed Columbia of Ohio that CIBC and its commercial paper conduit entities will let all existing receivable securitization agreements expire in the normal course of business. As such, the Columbia of Ohio receivables program with CIBC will terminate on May 15, 2004.

Columbia of Ohio expects to execute a new accounts receivable sales agreement for up to $300 million with a new administrative agent and conduit replacing the existing agreement with CIBC. Under the new agreement, Columbia of Ohio will be party to an agreement to sell, without recourse, substantially all of its trade receivables, with the exception of affiliate and certain low-income payment plan receivables, as they originate, to Columbia of Ohio Receivables Corporation
(CORC), a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, will be party to an agreement under which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit.

OFF BALANCE SHEET ARRANGEMENTS

Columbia has issued guarantees that support up to approximately $911.3 million of commodity-related payments to satisfy requirements under forward gas sales agreements of a former subsidiary. These guarantees were provided to counter parties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets. In addition, Columbia has other guarantees, purchase commitments and operating leases. Refer to Note 5, Risk Management Activities, and Note 9, Guarantees and Indemnities, of the Notes to Consolidated Financial Statements for further discussion of Columbia's off balance sheet arrangements.

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

OTHER INFORMATION

Regulatory Matters

Through October 2004, Columbia of Ohio is operating under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expire in October 2004, and the amended stipulation would permit Columbia of Ohio to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also: (1) extend Columbia of Ohio's Choice(R) program through October 2010; (2) provide Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and, (3) allow Columbia of Ohio to record post-in-service-carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia of Ohio and a collaborative of parties. The order extended Columbia of Ohio's CHOICE(R) program. However, the order limited the time period of the stipulation through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE(R) program

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-systems sales. The order allows Columbia of Ohio to record post-in-service-carrying charges on plant placed in service after October 2004 and allows the deferral of property taxes and depreciation associated with such plant. Although this order will have a minimal impact on 2004, Columbia's initial estimate is that this order, if left unchanged, could potentially reduce operating income by approximately $20 million annually 2005 through 2007. On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation, consistent with standard regulatory process, petitioned the commission for rehearing on the components which have been modified. That same day the Office of the Ohio Consumers' Counsel also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service-carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the Office of the Ohio Consumers' Counsel filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

On May 5, 2004 the PUCO issued an order on rehearing, in which it denied the Office of Consumer Counsels' motion to dismiss and its application for rehearing. The PUCO granted, in part, the joint application filed by Columbia of Ohio and others. In granting the joint application for rehearing, in part, the PUCO did the following: (1) revised the term of the stipulation so that it runs through October 31, 2008; (2) restored the marketers' responsibility for 75% of CHOICE(R) costs; and (3) revised the mechanism applicable to Columbia of Ohio's sharing of Off-System Sales and Capacity Release revenue. Under the revised Off-System Sales/Capacity Release revenue sharing mechanism, Columbia of Ohio must now begin sharing such revenue when the annual revenue exceeds $25 million, instead of $35 million as originally proposed by Columbia of Ohio and other collaborative parties. Columbia and the other collaborative parties have until May 25, 2004 to either accept the PUCO modifications, or to reject them and terminate the stipulation. If accepted, this order would reduce the negative impact estimated above, however, management is still evaluating the order.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies (LDCs) to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. The approval of the tracker will allow for the recovery of previously uncollected accounts receivable for Columbia of Ohio. As of March 31, 2004, Columbia of Ohio has $45.2 million of uncollected accounts receivable pending future recovery.

All of the Columbia distribution companies presently hold long-term contracts for pipeline and storage services with its affiliate pipelines, Columbia Gas Transmission Corporation and Columbia Gulf Transmission Company, a majority of those contracts expire on October 31, 2004. The Columbia distribution companies are comprised of Columbia Gas of Kentucky, Inc., Columbia Gas of Maryland, Inc., Columbia Gas of Ohio, Inc., Columbia Gas of Pennsylvania, Inc., and Columbia Gas of Virginia, Inc. Each distribution company continues to discuss its plan to renew pipeline and storage contracts with industry stakeholders to ensure the continued ability to serve the requirements of firm customers in a tightening capacity market. All contract negotiations between the distribution companies and Columbia Gas Transmission Corporation and Columbia Gulf Transmission Company are expected to be resolved prior to the contracts expiring. In addition, these contracts will be subject to the approval of the respective state regulatory agencies. On April 29, 2004, the Pennsylvania Public Utility Commission approved a request by Columbia of Pennsylvania, Inc. to renew its pipeline and storage contracts with Columbia Gas Transmission Corporation and Columbia Gulf Transmission Company. Pursuant to this approval, Columbia of Pennsylvania's storage contracts and approximately half of its pipeline contracts will be renewed for terms of fifteen years, while the remaining pipeline contracts will be renewed on a tiered basis for terms ranging from five or ten years. Columbia of Pennsylvania, Inc. will also acquire additional capacity to meet customer requirements on peak days.

On February 28, 2003, Columbia Transmission filed with Federal Energy Regulatory Commission (FERC) certain scheduled annual rate adjustments, designated as the Transportation Costs Rate Adjustment (TCRA), Retainage Adjustment Mechanism
(RAM), and Electric Power Cost Adjustment (EPCA). These filings sought recovery, during the period April 1, 2003 through March 31, 2004, of certain expenses relating to transportation costs incurred by Columbia Transmission on interconnecting pipelines and electric costs incurred in the operation of certain compressors (TCRA and EPCA, respectively), as well as quantities of gas required by Columbia Transmission to operate its pipeline system (RAM). The recovery of each of these costs occurs through a "tracker" which ensures full recovery of actual expenses. Each of the three filings was conditionally accepted by FERC subject to refund

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

and the filing of additional data by Columbia. On October 1, 2003, FERC issued an order accepting Columbia Transmission's TCRA filing, and accepting the full recovery of upstream transportation costs. On February 11, 2004, FERC issued an order regarding the annual EPCA filing, which upheld Columbia Transmission's ability to fully recover its electric costs, but required Columbia Transmission to implement a separate EPCA rate to recover electric power costs incurred by a newly expanded electric-powered compressor station from specific customers. The order also limits Columbia Transmission's ability to prospectively discount its EPCA rates. Management does not believe this order will have a material financial impact. On April 14, 2004 the FERC issued an order accepting Columbia Transmission's RAM filing and approving the full recovery of gas required in system operations. FERC will permit parties to pursue certain issues raised in the 2003 filing in connection with consideration of Columbia's 2004 RAM filing, which became effective April 1, 2004, and is currently pending.

Environmental Matters

On April 1, 2004, U.S. Environmental Protection Agency (EPA) issued its final Phase II nitrogen oxide (NOx) regulation establishing NOx budgets for states. States will be developing State Implementation Plans (SIP), which may impact compressor stations owned by Columbia Transmission and Columbia Gulf. Columbia will continue to monitor the development of SIPs, but anticipates that the cost will not be material.

The EPA has issued maximum achievable control technology (MACT) standards for hazardous air pollutants for stationary combustion turbines and reciprocating internal combustion engines. The final standards for turbines do not impose any compliance costs upon Columbia. The MACT for internal reciprocating internal combustion engines will only impact one Columbia Transmission facility and the estimated cost of compliance is expected to be immaterial.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

1. VIRGINIA NATURAL GAS, INC. V. COLUMBIA GAS TRANSMISSION CORP., FEDERAL ENERGY REGULATORY COMMISSION (FERC)

On January 13, 2004, Virginia Natural Gas, Inc. (VNG) filed with FERC a "Complaint Seeking Compliance with the Natural Gas Act and with Regulations and Certificate Orders of the Federal Energy Regulatory Commission and Seeking Remedies" in Docket No. RP04-139. VNG alleges various violations during the 2002-2003 winter by Columbia Transmission of its firm service obligations to VNG. VNG seeks monetary damages and remedies (exceeding $37 million), and also seeks certain prospective remedies. Columbia Transmission filed its response to the complaint on February 2, 2004, demonstrating the authority under which it had acted and the limitations on FERC's authority to address the issues and damage claims raised by VNG. On February 17, 2004, VNG filed an answer and motion for summary disposition. Columbia filed its response to that most recent VNG pleading on March 3, 2004. This matter remains pending before FERC.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (12)     Statements of Ratio of Earnings to Fixed Charges (filed herewith).

     (31.1) Certification of Michael W. O'Donnell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (31.2) Certification of David J. Vajda Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (32.1) Certification of Michael W. O'Donnell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (32.2) Certification of David J. Vajda, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the first quarter of 2004.

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




                                                 Columbia Energy Group
                                        ---------------------------------------
                                                     (Registrant)




Date:  May 7, 2004                 By:        /s/ Jeffrey W. Grossman
                                        ---------------------------------------
                                                  Jeffrey W. Grossman
                                                    Vice President
                                            (Principal Accounting Officer
                                             and Duly Authorized Officer)