Form 10-Q
period 2004-06-30
COLUMBIA ENERGY GROUP
filed 2004-08-06
CIK 22099

                                  united STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                          Commission file number 1-1098

                              COLUMBIA ENERGY GROUP
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                      13-1594808
       -------------------------------        -------------------
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)        Identification No.)

                 801 East 86th Avenue
                 Merrillville, Indiana                   46410
       ----------------------------------------       ----------
       (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code (877) 647-5990

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes[ ] No[X]

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Statements of Consolidated Income (Loss)................................           3

               Consolidated Balance Sheets.............................................           4

               Statements of Consolidated Cash Flows...................................           6

               Statements of Consolidated Comprehensive Income (Loss)..................           7

               Notes to Consolidated Financial Statements..............................           8

      Item 2.  Management's Narrative Analysis of Results of Operations................          17

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............          23

      Item 4.  Controls and Procedures.................................................          23

PART II OTHER INFORMATION

      Item 1.  Legal Proceedings.......................................................          24

      Item 2.  Changes in Securities and Use of Proceeds...............................          25

      Item 3.  Defaults Upon Senior Securities.........................................          25

      Item 4.  Submission of Matters to a Vote of Security Holders.....................          25

      Item 5.  Other Information.......................................................          25

      Item 6.  Exhibits and Reports on Form 8-K........................................          25

      Signature........................................................................          27

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (UNAUDITED)

                                                                    Three Months            Six Months
                                                                   Ended June 30,          Ended June 30,
                                                                --------------------    --------------------
                        (in millions)                             2004        2003        2004        2003
-------------------------------------------------------------   --------    --------    --------    --------
NET REVENUES
      Gas Distribution                                          $  382.2    $  314.1    $1,326.2    $1,317.4
      Transmission and Storage                                     188.7       204.3       500.4       511.3
      Other                                                         22.3        16.4        47.5        37.2
      Affiliated revenues                                            2.6         2.4         5.7         4.3
                                                                --------    --------    --------    --------
Gross Revenues                                                     595.8       537.2     1,879.8     1,870.2
      Cost of Sales                                                254.9       178.9       944.8       882.1
      Cost of Sales - affiliated                                       -           -           -         4.8
                                                                --------    --------    --------    --------
Total Net Revenues                                                 340.9       358.3       935.0       983.3
                                                                --------    --------    --------    --------
OPERATING EXPENSES
      Operation and maintenance                                    150.9       146.1       340.7       334.6
      Depreciation and amortization                                 42.6        41.0        83.6        82.2
      Loss on sale of assets                                         0.3         0.2         0.3         0.2
      Other taxes                                                   36.9        37.4       101.6       106.7
                                                                --------    --------    --------    --------
Total Operating Expenses                                           230.7       224.7       526.2       523.7
                                                                --------    --------    --------    --------
OPERATING INCOME                                                   110.2       133.6       408.8       459.6
                                                                --------    --------    --------    --------
OTHER INCOME (DEDUCTIONS)
      Interest expense                                             (23.7)      (20.7)      (43.1)      (42.4)
      Interest expense - affiliated                                 (0.2)       (1.1)       (1.2)       (2.7)
      Interest income                                                1.2         1.5         2.8         3.5
      Interest income - affiliated                                   3.4         3.8         6.2         6.9
      Other, net                                                    (0.2)          -         0.9         0.2
                                                                --------    --------    --------    --------
Total Other Income (Deductions)                                    (19.5)      (16.5)      (34.4)      (34.5)
                                                                --------    --------    --------    --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               90.7       117.1       374.4       425.1
INCOME TAXES                                                        34.2        46.0       140.4       161.7
                                                                --------    --------    --------    --------
INCOME FROM CONTINUING OPERATIONS                                   56.5        71.1       234.0       263.4
                                                                --------    --------    --------    --------
Loss from Discontinued Operations - net of taxes                    (0.7)       (0.7)       (3.7)       (1.4)
Loss on Disposition of Discontinued Operations - net of taxes          -      (125.4)          -       (81.0)
Change in Accounting - net of taxes                                    -           -           -       (16.8)
                                                                --------    --------    --------    --------
NET INCOME (LOSS)                                               $   55.8    $  (55.0)   $  230.3    $  164.2
                                                                ========    ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,    December 31,
                              (in millions)                                   2004          2003
-------------------------------------------------------------------------  -----------   ------------
                                                                           (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
     Utility Plant                                                          $ 8,248.8     $ 8,248.9
     Accumulated depreciation and amortization                               (3,687.5)     (3,696.4)
                                                                            ---------     ---------
     Net utility plant                                                        4,561.3       4,552.5
                                                                            ---------     ---------
     Other property, at cost, less accumulated depreciation                       1.8           1.8
                                                                            ---------     ---------
Net Property, Plant and Equipment                                             4,563.1       4,554.3
                                                                            ---------     ---------
INVESTMENTS AND OTHER ASSETS
     Assets of discontinued operations and assets held for sale                  20.7          20.7
     Unconsolidated affiliates                                                   35.2          33.5
     Other investments                                                           45.1          40.9
                                                                            ---------     ---------
Total Investments                                                               101.0          95.1
                                                                            ---------     ---------
CURRENT ASSETS
     Cash and cash equivalents                                                    4.8          13.7
     Cash invested in the NiSource money pool                                   688.1          56.2
     Restricted cash                                                              0.8           3.6
     Accounts receivable (less reserves of $26.2 and $15.5, respectively)        78.7         266.4
     Affiliated accounts receivable                                              31.1          33.1
     Unbilled revenue (less reserves of $0.4 and $2.1, respectively)             79.3         181.0
     Gas inventory                                                              138.2         246.3
     Underrecovered gas and fuel costs                                          118.4         163.7
     Materials and supplies, at average cost                                     21.2          22.2
     Price risk management assets                                                46.0          35.2
     Exchange gas receivable                                                    127.6         145.1
     Regulatory assets                                                           96.6          92.0
     Prepayments and other                                                       50.7          75.8
                                                                            ---------     ---------
Total Current Assets                                                          1,481.5       1,334.3
                                                                            ---------     ---------
OTHER ASSETS
     Price risk management assets                                               108.7         110.5
     Regulatory assets                                                          350.3         338.7
     Intangible assets, less accumulated amortization                             0.9           0.9
     Deferred charges and other                                                  93.3          89.1
                                                                            ---------     ---------
Total Other Assets                                                              553.2         539.2
                                                                            ---------     ---------
TOTAL ASSETS                                                                $ 6,698.8     $ 6,522.9
                                                                            =========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                          JUNE 30,    December 31,
                            (in millions)                                  2004           2003
---------------------------------------------------------------------   -----------   ------------
                                                                        (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                     $   2,813.5   $    2,568.6
Long-term debt, excluding amounts due within one year                       1,356.8        1,368.1
                                                                        -----------   ------------
Total Capitalization                                                        4,170.3        3,936.7
                                                                        -----------   ------------
CURRENT LIABILITIES
     Current portion of long-term debt                                          0.3            0.3
     Accounts payable                                                         226.6          206.9
     Accounts payable - affiliated                                             19.8           25.8
     Customer deposits                                                         24.0           24.2
     Taxes accrued                                                            153.7          147.1
     Interest accrued                                                          10.9           13.6
     Overrecovered gas and fuel costs                                           6.7            2.3
     Price risk management liabilities                                          1.2            3.3
     Exchange gas payable                                                     248.2          288.4
     Current deferred revenue                                                  22.8           19.6
     Regulatory liabilities                                                    82.8           71.3
     Accrued liability for postretirement and postemployment benefits          26.3           22.8
     Other accruals                                                           219.2          295.4
                                                                        -----------   ------------
Total Current Liabilities                                                   1,042.5        1,121.0
                                                                        -----------   ------------
OTHER LIABILITIES AND DEFERRED CREDITS
     Deferred income taxes                                                    793.1          747.3
     Deferred investment tax credits                                           26.2           26.9
     Deferred credits                                                          47.5           49.1
     Noncurrent deferred revenue                                               92.4          112.9
     Accrued liability for postretirement and postemployment benefits          96.8          103.1
     Regulatory liabilities and other cost of removal                         311.2          309.1
     Other noncurrent liabilities                                             118.8          116.8
                                                                        -----------   ------------
Total Other                                                                 1,486.0        1,465.2
                                                                        -----------   ------------
COMMITMENTS AND CONTINGENCIES                                                     -              -
                                                                        -----------   ------------
TOTAL CAPITALIZATION AND LIABILITIES                                    $   6,698.8   $    6,522.9
                                                                        ===========   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

             Six Months Ended June 30, (in millions)                  2004        2003
-----------------------------------------------------------------   --------    --------
OPERATING ACTIVITIES
    Net Income                                                      $  230.3    $  164.2
    Adjustments to reconcile net income to net cash from
      continuing operations:
      Depreciation and amortization                                     83.6        82.2
      Net changes in price risk management assets and liabilities        0.9       (19.4)
      Deferred income taxes and investment tax credits                  34.6        59.9
      Deferred revenue                                                 (17.2)       (2.9)
      Amortization of unearned compensation                              0.4         0.2
      Loss on sale of assets                                             0.3         0.2
      Change in accounting                                                 -        16.8
      Loss from sale of discontinued operations                            -        81.0
      Loss from discontinued operations                                  3.7         1.4
      Other                                                              0.7         0.7
    Changes in assets and liabilities:
      Restricted cash                                                    2.8        24.2
      Accounts receivable, net                                         282.1        80.1
      Inventories                                                      109.1        91.1
      Accounts payable                                                 (27.1)      (62.2)
      Customer deposits                                                 (0.2)       (0.5)
      Taxes accrued                                                      6.4       (14.6)
      Interest accrued                                                  (2.7)       12.2
      (Under) Overrecovered gas and fuel costs                          49.8        54.2
      Exchange gas receivable/payable                                   27.5      (155.5)
      Other accruals                                                   (78.4)      (67.4)
      Prepayments and other current assets                              23.8        25.2
      Regulatory assets/liabilities                                      2.3       (18.9)
      Postretirement and postemployment benefits                        (2.9)       (9.9)
      Deferred credits                                                  (1.6)        5.8
      Deferred charges and other noncurrent assets                      (4.8)       (6.4)
      Other noncurrent liabilities                                       1.7        (9.2)
                                                                    --------    --------
Net Cash from Continuing Operations                                    725.1       332.5
                                                                    --------    --------
Net Cash used for Discontinued Operations                                  -       (58.8)
                                                                    --------    --------
Net Cash from Operating Activities                                     725.1       273.7
                                                                    --------    --------
INVESTMENT ACTIVITIES
    Capital expenditures                                               (95.5)      (74.4)
    Proceeds from disposition of assets                                    -        95.9
    Other investing activities                                          (6.6)      (17.4)
                                                                    --------    --------
Net Cash Flows (used for) or from Investment Activities               (102.1)        4.1
                                                                    --------    --------
FINANCING ACTIVITIES
    Changes in short-term debt                                             -        (0.8)
                                                                    --------    --------
Net Cash Flows used for Financing Activities                               -        (0.8)
                                                                    --------    --------
Increase in cash and cash equivalents                                  623.0       277.0
Cash and temporary cash investments at beginning of year                69.9        14.5
                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  692.9    $  291.5
                                                                    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                                              47.6        32.9
    Interest capitalized                                                 0.7         0.7
    Cash paid for income taxes                                          73.4       101.6
                                                                    --------    --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                      Three Months        Six Months
                                                     Ended June 30,      Ended June 30,
                                                    ----------------    ----------------
                  (in millions)                      2004      2003      2004      2003
-------------------------------------------------   ------    ------    ------    ------
Net Income (Loss)                                   $ 55.8    $(55.0)   $230.3    $164.2
     Other comprehensive income, net of tax
       Foreign currency translation adjustment           -       0.6         -       1.5
       Net unrealized gains on cash flow hedges        1.9      20.5      13.0      29.3
       Net loss on available for sale securities      (0.8)        -      (0.5)        -
                                                    ------    ------    ------    ------
     Total other comprehensive income, net of tax      1.1      21.1      12.5      30.8
                                                    ------    ------    ------    ------
Total Comprehensive Income (Loss)                   $ 56.9    $(33.9)   $242.8    $195.0
                                                    ------    ------    ------    ------

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

2.    REGULATORY MATTERS

Through October 2004, Columbia Gas of Ohio, Inc. (Columbia of Ohio) is operating under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expire in October 2004, and the amended stipulation would permit Columbia of Ohio to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also: (1) extend Columbia of Ohio's CHOICE(R) program through October 2010; (2) provide Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and (3) allow Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia of Ohio and a collaborative of parties. The order extended Columbia of Ohio's CHOICE(R) program. However, the order limited the time period of the stipulation through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-system sales. The order allows Columbia of Ohio to record post-in-service carrying charges on plant placed in service after October 2004 and allows the deferral of property taxes and depreciation associated with such plant.

On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation, consistent with standard regulatory process, petitioned the PUCO for rehearing on the components which have been modified. That same day the Office of the Ohio Consumers' Counsel (OCC) also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the OCC filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

On May 5, 2004 the PUCO issued an order on rehearing, in which it denied the OCC's motion to dismiss and its application for rehearing. The PUCO granted, in part, the joint application filed by Columbia of Ohio and others. In granting the joint application for rehearing, in part, the PUCO did the following: (1) revised the term of the stipulation so that it runs through October 31, 2008;
(2) restored the marketers' responsibility for 75% of CHOICE(R) costs; and (3) revised the mechanism applicable to Columbia of Ohio's sharing of off-system sales and capacity release revenue. Under the revised off-system sales/capacity release revenue sharing mechanism, Columbia of Ohio must now begin sharing such revenue equally with the customers when the annual revenue exceeds $25 million, instead of $35 million as originally proposed by Columbia of Ohio and other collaborative parties.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

In a letter docketed on May 12, 2004, Columbia of Ohio and the other signatory parties to the stipulation accepted the PUCO's modifications. On May 14, 2004, the OCC filed a Second Application for Rehearing. In the pleading, the OCC argued that the joint applicants did not meet the statutory requirements for an application for rehearing, and thus the PUCO's order on rehearing granting rehearing was unlawful. The OCC also argued that the rehearing was the result of exclusionary settlement negotiations. The OCC continued to disagree with the PUCO's treatment of off-system sales and capacity release revenues, and post-in-service carrying charges and related deferrals.

On June 3, 2004, Columbia of Ohio filed its proposed tariffs and accounting, as required. On June 9, 2004, the PUCO denied the OCC's Second Application for Rehearing. On July 29, 2004, the OCC filed an appeal with the Supreme Court of Ohio, contesting the PUCO's May 5, 2004 order on rehearing, which granted in part Columbia of Ohio's joint application for rehearing, and the PUCO's June 9, 2004 order, denying the OCC's Second Application for Rehearing.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies (LDCs) to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. As of June 30, 2004, Columbia of Ohio has $46.9 million of uncollected accounts receivable pending future recovery.

On June 11, 2004, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) signed a settlement agreement ("Settlement Agreement") in its annual gas cost recovery proceeding with The Office of Consumer Advocate, The Office of Small Business Advocate, The Office of Trial Staff, and Commercial & Industrial Intervenors. Under the Settlement Agreement, the signatory parties agreed to financial incentive mechanisms for off-system sales and capacity release transactions performed by Columbia of Pennsylvania. Under the incentive mechanism, customers receive 100% of the total combined proceeds from off-system sales and capacity release transactions up to a benchmark of $6.0 million. After the benchmark is reached, Columbia of Pennsylvania will retain 50% of proceeds from the transactions; however, Columbia of Pennsylvania may never retain more than 40% of the actual net proceeds generated from off-system sales and capacity release transactions. The incentive mechanism begins October 1, 2004 and ends on September 30, 2006.

All of the Columbia distribution companies presently hold long-term contracts for pipeline and storage services with its affiliate pipelines, Columbia Gas Transmission Corporation (Columbia Transmission) and Columbia Gulf Transmission Company (Columbia Gulf), and a majority of those contracts expire on October 31, 2004. The Columbia distribution companies are comprised of Columbia Gas of Kentucky, Inc. (Columbia of Kentucky), Columbia Gas of Maryland, Inc. (Columbia of Maryland), Columbia of Ohio, Columbia of Pennsylvania, and Columbia Gas of Virginia, Inc. (Columbia of Virginia). Each distribution company continues to discuss its plan to renew pipeline and storage contracts with industry stakeholders to ensure the continued ability to serve the requirements of firm customers in a tightening capacity market. All contract negotiations between the distribution companies and Columbia Transmission and Columbia Gulf are expected to be resolved prior to the contracts expiring. In addition, certain contracts will be subject to the approval of the respective state regulatory agencies. On April 29, 2004, the Pennsylvania Public Utility Commission approved a request by Columbia of Pennsylvania to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Pennsylvania's storage contracts and approximately half of its pipeline contracts will be renewed for terms of fifteen years, while the remaining pipeline contracts will be renewed on a tiered basis for terms ranging from five or ten years. Columbia of Pennsylvania will also acquire additional capacity to meet customer requirements on peak days. In addition, on August 3, 2004, the Virginia State Corporation Commission approved a request by Columbia of Virginia, Inc. to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Virginia's storage and pipeline contracts with Columbia Transmission and Columbia Gulf will be renewed for terms of fifteen years.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

On February 28, 2003, Columbia Transmission filed with Federal Energy Regulatory Commission (FERC) certain scheduled annual rate adjustments, designated as the Transportation Costs Rate Adjustment (TCRA), Retainage Adjustment Mechanism
(RAM), and Electric Power Cost Adjustment (EPCA). These filings sought recovery, during the period April 1, 2003 through March 31, 2004, of certain expenses relating to transportation costs incurred by Columbia Transmission on interconnecting pipelines and electric costs incurred in the operation of certain compressors (TCRA and EPCA, respectively), as well as quantities of gas required by Columbia Transmission to operate its pipeline system RAM. The recovery of each of these costs occurs through a "tracker" which ensures full recovery of actual expenses. Each of the three filings was conditionally accepted by FERC subject to refund and the filing of additional data by Columbia Transmission. On October 1, 2003, FERC issued an order accepting Columbia Transmission's TCRA filing, and accepting the full recovery of upstream transportation costs. On February 11, 2004, FERC issued an order regarding the annual EPCA filing, which upheld Columbia Transmission's ability to fully recover its electric costs, but required Columbia Transmission to implement a separate EPCA rate to recover electric power costs incurred by a newly expanded electric-powered compressor station from specific customers. The order also limits Columbia Transmission's ability to prospectively discount its EPCA rates. Management does not believe this order will have a material financial impact. On April 14, 2004 the FERC issued an order accepting Columbia Transmission's RAM filing and approving the full recovery of gas required in system operations. FERC will permit parties to pursue certain issues raised in the 2003 filing in connection with consideration of Columbia Transmission's 2004 RAM filing, which became effective April 1, 2004, and is currently pending.

3.    RESTRUCTURING ACTIVITIES

Since 2000, Columbia has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia by NiSource Inc. (NiSource). The restructuring activities were primarily associated with reductions in headcount and facility exit costs.

For all of the restructuring plans, a total of approximately 915 management, professional, administrative and technical positions have been identified for elimination. As of June 30, 2004, approximately 900 employees were terminated, of whom 1 employee and 3 employees were terminated during the quarter and six months ended June 30, 2004, respectively. As of June 30, 2004 and December 31, 2003, the consolidated balance sheets reflected liabilities of $15.3 million and $17.2 million related to the restructuring plans, respectively. During the quarter and six months ended June 30, 2004, $1.2 million and $2.6 million in payments were made, respectively, in association with the restructuring plans and a $0.6 million net decrease and $0.7 million net increase, respectively, to the restructuring liability was recorded mainly to adjust for facility exit costs. Of the remaining restructuring liability, $13.0 million is related to facility exit costs.

4.    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In May 2004, Columbia Transmission identified certain facilities as being non-core to the operation of the pipeline system. As a result, Columbia Transmission is in the process of selling these facilities to third parties. Columbia has accounted for the assets of these facilities, with a net book value of approximately $14.2 million, as assets held for sale.

On August 29, 2003, Columbia sold its exploration and production subsidiary, Columbia Energy Resources, Inc. (CER), to a subsidiary of Triana Energy Holdings (Triana). Under the CER sales agreement, Triana, an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P. (MSCP), purchased all of the stock of CER for $330.0 million, plus the assumption of obligations to deliver approximately
94.0 billion cubic feet of natural gas pursuant to existing forward sales contracts. The sale transferred 1.1 trillion cubic feet of natural gas reserves. Approximately $220.0 million of after-tax cash proceeds from the sale were used to reduce NiSource's debt. In addition, a $213.0 million liability related to the forward sales contracts was removed from the balance sheet. On January 28, 2003, Columbia's former subsidiary Columbia Natural Resources, Inc. sold its interest in certain natural gas exploration and production assets in New York for approximately $95.0 million. Columbia has accounted for CER as discontinued operations and has adjusted all periods presented accordingly.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

During 2002, Columbia decided to exit the telecommunications business. The results of operations related to Columbia Transmission Communications Corporation (Transcom) were displayed as discontinued operations on Columbia's consolidated income statement and its assets and liabilities were separately aggregated and reflected as assets and liabilities of discontinued operations on the consolidated balance sheets. On September 15, 2003, Columbia sold 100% of its shares in Transcom.

Results from discontinued operations of CER (including the New York State properties) and Transcom are provided in the following table:

                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                           ----------------    ----------------
             (in millions)                  2004      2003      2004      2003
----------------------------------------   ------    ------    ------    ------
REVENUES FROM DISCONTINUED OPERATIONS      $    -    $ 35.5    $    -    $ 78.0
(Loss) Gain from discontinued operations     (0.7)      1.7      (5.7)      5.2
Income tax (benefit)                            -       2.4      (2.0)      6.6
                                           ------    ------    ------    ------
NET LOSS FROM DISCONTINUED OPERATIONS      $ (0.7)   $ (0.7)   $ (3.7)   $ (1.4)
                                           ------    ------    ------    ------

The assets held for sale and assets of discontinued operations were net property, plant, and equipment of $20.7 million at June 30, 2004 and December 31, 2003.

5.    RISK MANAGEMENT ACTIVITIES

Columbia uses commodity-based derivative financial instruments to manage certain risks in its business. Columbia accounts for its derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, (SFAS No. 133.)

HEDGING ACTIVITIES. The activity for the second quarter and six months ended June 30, 2004 and June 30, 2003 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

                                                                Three Months         Six Months
                                                               Ended June 30,      Ended June 30,
                                                              ----------------    ----------------
                 (in millions, net of tax)                     2004      2003      2004      2003
-----------------------------------------------------------   ------    ------    ------    ------
Net unrealized gains on derivatives qualifying as cash flow
     hedges at the beginning of the period                    $ 98.7    $ 73.8    $ 87.6    $ 65.0

Unrealized hedging gains arising during the period on
      derivatives qualifying as cash flow hedges                 8.0      23.9      26.3      34.7

Reclassification adjustment for net loss included
     in net income                                              (6.1)     (3.4)    (13.3)     (5.4)
                                                              ------    ------    ------    ------
Net unrealized gains on derivatives qualifying as cash flow
      hedges at the end of the period                         $100.6    $ 94.3    $100.6    $ 94.3
                                                              ------    ------    ------    ------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Unrealized gains and losses on Columbia's hedges were recorded as price risk management assets and liabilities. The accompanying consolidated balance sheets reflected price risk management assets related to unrealized gains on hedges of $154.7 million and $145.7 million at June 30, 2004 and December 31, 2003, respectively, of which $46.0 million and $35.2 million were included in "Current Assets" and $108.7 million and $110.5 million were included in "Other Assets."

For regulatory incentive purposes, the Columbia distribution companies, comprised of Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania., and Columbia of Virginia enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings. The consolidated balance sheets reflected $1.2 million and $3.3 million of price risk management liabilities associated with the programs at June 30, 2004 and December 31, 2003, respectively.

During the second quarter 2004, no amounts were recognized in earnings due to the change in value of certain derivative instruments, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also, during the second quarter, Columbia reclassified no amounts from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $23.9 million, net of tax.

On May 12, 2004, Columbia terminated fixed-to-variable interest rate swap agreements in a notional amount of $663.0 million with five counterparties. Columbia received an aggregate settlement payment of $1.8 million, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt.

6.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) INTERPRETATION NO. 46 (REVISED DECEMBER 2003) -- CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On December 18, 2003, the FASB deferred the implementation of FIN 46R to the first quarter of 2004. The adoption of FIN 46R on January 1, 2004 did not have an effect on Columbia's financial position or results of operations.

FASB STAFF POSITION (FSP) NO. FAS 106-2 -- ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003 (FSP 106-2). (SUPERSEDES FSP 106-1-- ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003.) On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. FSP 106-2 is effective for fiscal interims beginning after June 15, 2004. Columbia previously elected to defer accounting for the effects of this pronouncement, as allowed by FSP 106-2, and will adopt FSP 106-

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

2 in the third quarter of 2004. Columbia is currently evaluating the impact of FSP 106-2 and believes the impact will not be significant, since Columbia has a restrictive cap on its retiree post age 65drug coverage Plans.

7.    LEGAL PROCEEDINGS

In the normal course of its business, Columbia and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on Columbia's consolidated financial position. Please see Item 1, Part II, "Legal Proceedings," contained herein for more specific information regarding current legal matters.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table displays the components of Accumulated Other Comprehensive Income, which is included in "Common Stock Equity," on the consolidated balance sheets.

                                                    JUNE 30,   December 31,
                  (in millions)                       2004         2003
-------------------------------------------------   --------   ------------
Net unrealized gains on cash flow hedges            $  100.6     $   87.7
Net Gain on available for sale securities                  -          0.4
                                                    --------     --------
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME, NET   $  100.6     $   88.1
                                                    --------     --------

9.    GUARANTEES AND INDEMNITIES

As a part of normal business, Columbia and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of other subsidiaries. Such agreements include guarantees. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at June 30, 2004 and the years in which they expire are:

         (in millions)            Total     2004     2005     2006     2007     2008    After
-------------------------------   ------   ------   ------   ------   ------   ------   ------
Guarantees supporting commodity
  transactions of subsidiaries    $842.7   $   -    $ 50.0   $607.2   $ 35.1   $ 54.0   $ 96.4
Other guarantees                   154.9       -      50.7        -        -        -    104.2
                                  ------   -----    ------   ------   ------   ------   ------
Total commercial commitments      $997.6   $   -    $100.7   $607.2   $ 35.1   $ 54.0   $200.6
                                  ------   -----    ------   ------   ------   ------   ------

Columbia has issued guarantees, which support up to approximately $842.7 million in commodity-related payments of forward gas sales agreements of a current subsidiary and a former subsidiary and other commodity based guarantees. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

Columbia also has purchase and sales agreement guarantees totaling $137.5 million, which guarantee performance of the seller's covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the consolidated balance sheet.

Management believes that the likelihood Columbia would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Immediately after the closing of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330.0 million, approximately $200.0 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500.0 million revolving credit facility. Columbia believes that the combination of Triana's proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $221.0 million of further commitments to Triana from MSCP, adequately offset any risk of losses that may be incurred by Columbia due to Triana's non-performance under the Mahonia agreements. Accordingly, Columbia has not recognized a liability related to the retention of the Mahonia guarantees.

10.   PENSION AND OTHER POSTRETIREMENT BENEFITS

Columbia used a measurement date of September 30, 2003 for the calculation of its obligations under the pension and other postretirement benefit plans. Columbia expects to make contributions of $14.9 million to its pension plans and $27.4 million to its postretirement medical and life plans in 2004.

The following table provides the components of the plans' net periodic benefits cost (benefit) for the second quarter and six months ended June 30, 2004 and June 30, 2003:

                                            PENSION BENEFITS     OTHER BENEFITS
                                            ----------------    ----------------
Three months ended June 31, (in millions)    2004      2003      2004      2003
-----------------------------------------   ------    ------    ------    ------
NET PERIODIC COST
     Service cost                           $  4.8    $  4.3    $  1.1    $  0.9
     Interest cost                            12.5      12.9       5.2       4.9
     Expected return on assets               (15.8)    (14.2)     (3.2)     (2.2)
     Amortization of prior service cost        0.2       0.1       0.1      (0.1)
     Recognized actuarial loss                 0.3       0.8       0.5       0.2
                                            ------    ------    ------    ------
NET PERIODIC BENEFITS COST                  $  2.0    $  3.9    $  3.7    $  3.7
                                            ------    ------    ------    ------

                                            PENSION BENEFITS     OTHER BENEFITS
                                            ----------------    ----------------
Six months ended June 30, (in millions)      2004      2003      2004      2003
----------------------------------------    ------    ------    ------    ------
NET PERIODIC COST
     Service cost                           $  9.6    $  8.6    $  2.2    $  1.8
     Interest cost                            25.0      25.8      10.4       9.8
     Expected return on assets               (31.6)    (28.4)     (6.4)     (4.4)
     Amortization of prior service cost        0.4       0.2       0.2      (0.2)
     Recognized actuarial loss                 0.6       1.6       1.0       0.4
                                            ------    ------    ------    ------
NET PERIODIC BENEFITS COST                  $  4.0    $  7.8    $  7.4    $  7.4
                                            ------    ------    ------    ------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

11.   SALE OF TRADE RECEIVABLES

On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to Columbia of Ohio Receivables Corporation (CORC), a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300.0 million of accounts receivable under the agreement. The agreements, which replaced prior similar agreements, expire in May 2005, but can be automatically renewed if mutually agreed to by both parties. As of June 30, 2004, $164.8 million of accounts receivable had been sold by CORC.

12.   BUSINESS SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

During the second quarter 2003, Columbia re-aligned its reportable segments to reflect the announced sale of its exploration and production operations. As of the second quarter 2003, Columbia no longer reported an Exploration and Production Operations segment. All periods have been adjusted to conform with the realignment.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The following tables provide information about Columbia's business segments. Columbia uses operating income (loss) as its primary measurement for each of the reporting segments. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market prices, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

                                      Three Months             Six Months
                                     Ended June 30,          Ended June 30,
                                  --------------------    --------------------
         (in millions)              2004        2003        2004        2003
-------------------------------   --------    --------    --------    --------
REVENUES
GAS DISTRIBUTION
    Unaffiliated                  $  443.8    $  387.2    $1,541.1    $1,548.5
    Intersegment and affiliates          -           -           -           -
                                  --------    --------    --------    --------
Total                                443.8       387.2     1,541.1     1,548.5
                                  --------    --------    --------    --------
TRANSMISSION AND STORAGE
    Unaffiliated                     132.0       140.8       297.6       302.8
    Intersegment and affiliates       53.9        50.1       118.4       117.6
                                  --------    --------    --------    --------
Total                                185.9       190.9       416.0       420.4
                                  --------    --------    --------    --------
OTHER
    Unaffiliated                      17.0         6.7        34.8        14.1
    Intersegment and affiliates          -         0.1         0.1         0.1
                                  --------    --------    --------    --------
Total                                 17.0         6.8        34.9        14.2
                                  --------    --------    --------    --------
Adjustments and eliminations         (50.9)      (47.7)     (112.2)     (112.9)
                                  --------    --------    --------    --------
CONSOLIDATED REVENUES             $  595.8    $  537.2    $1,879.8    $1,870.2
                                  --------    --------    --------    --------

OPERATING INCOME (LOSS)
    Gas Distribution              $   32.0    $   47.8    $  215.5    $  253.9
    Transmission and Storage          72.9        87.4       183.4       198.3
    Other                             (0.1)       (0.5)       (0.6)       (0.7)
    Corporate                          5.4        (1.1)       10.5         8.1
                                  --------    --------    --------    --------
OPERATING INCOME                  $  110.2    $  133.6    $  408.8    $  459.6
                                  --------    --------    --------    --------

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

RESULTS OF OPERATIONS
THE QUARTER ENDED JUNE 30, 2004

Net Income

Columbia reported net income of $55.8 million for the three months ended June 30, 2004, compared to a net loss of $55.0 million for the second quarter 2003. Operating income was $110.2 million, a decrease of $23.4 million from the same period in 2003. Columbia's net income reflects the impact of the discontinued operations, a $126.1 million loss in the second quarter of 2003, which included the sale of Columbia Energy Resources (CER).

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended June 30, 2004, were $340.9 million, a $17.4 million decrease from the same period last year. Transmission and storage net revenues decreased by $5.1 million due to a reduction in interruptible service revenues primarily due to lower throughput, which were partially offset by an increase in demand charge revenues. In addition, distribution net revenues decreased due to lower non-traditional revenue amounting to $3.1 million, lower gross receipt taxes of $2.4 million generally offset in operating expenses, and warmer weather of approximately $1.1 million during the second quarter of 2004 compared with the same period in 2003. The comparable 2003 period was also favorably impacted by adjustments for gas costs associated with certain customers of $3.8 million.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Expenses

Operating expenses for the second quarter 2004 were $230.7 million, an increase of $6.0 million from the 2003 period. The increase in operating expenses was mostly offset by a favorable impact of litigation settlements totaling $4.3 million, an adjustment of insurance reserves of $4.8 million and lower uncollectible receivables expense of $4.1 million in the 2004 period. The increase in operating expenses was a result of insurance refunds and reserve adjustments of $9.6 million, the reversal of a litigation reserve upon settlement amounting to $6.6 million and a revised allocation methodology of corporate employee and administrative cost of $4.4 million in the 2003 period.

Other Income (Deductions)

Interest expense, net was $23.9 million for the quarter, an increase of $2.1 million compared to the second quarter 2003. The increase was due to the termination of certain interest rate swap agreements partly offset by a quarter-over-quarter reduction in short-term debt balances.

Income Taxes

Income tax expense for the second quarter of 2004 was $34.2 million, a decrease of $11.8 million compared to the 2003 period, due to lower pre-tax income.

Discontinued Operations

The after-tax loss from discontinued operations was $0.7 million for the second quarter 2004 versus an after-tax loss from discontinued operations of $126.1 million in the second quarter of 2003. The current quarter after-tax loss from discontinued operations is a result of residual liabilities associated with the sale of Columbia's exploration and production subsidiary, CER, in August 2003. For the comparable quarter in 2003, the after-tax loss of $125.4 million was related to the sale of CER. Columbia accounted for the CER as discontinued operations as of June 30, 2003.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004

Net Income

Columbia reported net income of $230.3 million for the six months ended June 30, 2004, compared to net income of $164.2 million for the six months ended June 30, 2003. Operating income was $408.8 million, a decrease of $50.8 million from the same period in 2003. Columbia's net income reflects the impact of the discontinued operations, a $82.4 million loss in the first half of 2003, which included the sale of CER and a change in accounting of $16.8 million from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2004, were $935.0 million, a $48.3 million decrease from the same period last year. The decrease in net revenues was primarily a result of reduced residential and commercial natural gas sales and deliveries due to warmer weather of approximately $11.3 million, lower gross receipt taxes of $6.5 million generally offset in operating expenses, and lower non-traditional revenue amounting to $4.5 million during the first half of 2004 compared with the same period in 2003. Both the six-months ended June 30, 2004, and the six-months ended June 30, 2003, reflect lower interruptible transmission service revenues than those that have been historically realized. Management has evaluated operational and market conditions, and anticipates that there will be fewer opportunities for interruptible revenue on an ongoing basis. The comparable 2003 period was also favorably impacted by adjustments for gas costs associated with certain customers of $3.8 million.

Expenses

Operating expenses for the first six months of 2004 were $526.2 million, an increase of $2.5 million from the 2003 period. Operation and maintenance expenses for the first half of 2004 were $6.1 million higher than they were in first half of 2003 primarily due to a reversal of a litigation reserve relating to a lawsuit that was settled in the second quarter of 2003. Other taxes expense for the first half of 2004 was $5.1 million lower than the first half of 2003 mainly as a result of lower gross receipt taxes, generally offset in net revues.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Other Income (Deductions)

Interest expense, net was $44.3 million for the first half of 2004, a decrease of $0.8 million compared to same period in 2003. The decrease was due to a reduction in short-term debt balances partly offset by the termination of certain interest rate swap agreements.

Income Taxes

Income tax expense for the first six months of 2004 was $140.4 million, a decrease of $21.3 million compared to the 2003 period, due to lower pre-tax income.

Discontinued Operations

The after-tax loss from discontinued operations was $3.7 million for the six months ended June 30, 2004 versus an after-tax loss from discontinued operations of $82.4 million for the comparable 2003 period. The current period's after-tax loss from discontinued operations is a result of residual liabilities associated with the sale of CER in August 2003. For the six months ended June 30, 2003 the after-tax loss of $81.1 million was related to the sale of CER.

Change in Accounting

The change in accounting in the first half of 2003 of $16.8 million, net-of-tax, resulted from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations.

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

Net cash from continuing operations for the six months ended June 30, 2004 was $725.1 million. Cash flow from working capital was $393.1 million, principally driven by increased factoring of accounts receivable through an expanded accounts receivable sales agreement and decreased gas inventories.

Columbia subsidiaries satisfy their liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. These subsidiaries may borrow, on an intercompany basis, a cumulative maximum of $1.13 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.25 billion revolving credit facility with a syndicate of banks. The credit facility is guaranteed by NiSource. As of June 30, 2004, Columbia had $688.1 million in the NiSource Money Pool.

Management believes that its sources of funding are sufficient to meet the short-term and long-term liquidity needs of Columbia.

Sale of Trade Receivables

On May 14, 2004, Columbia Gas of Ohio, Inc. (Columbia of Ohio) entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to Columbia of Ohio Receivables Corporation (CORC), a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300.0 million of accounts receivable under the agreement. The agreements, which replaced prior similar agreements, expire in May 2005, but can be automatically renewed if mutually agreed to by both parties. As of June 30, 2004, $164.8 million of accounts receivable had been sold by CORC.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Non-Trading Risks

Commodity price risk resulting from non-trading activities at Columbia's rate-regulated subsidiaries is limited, since current regulations allow recovery of prudently incurred gas costs through the rate-making process. As states experiment with regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional rate-making process and may be more exposed to commodity price risk.

On May 12, 2004, Columbia terminated fixed-to-variable interest rate swap agreements in a notional amount of $663.0 million with five counterparties. Columbia received an aggregate settlement payment of $1.8 million, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt.

OFF BALANCE SHEET ARRANGEMENTS

Columbia has issued guarantees that support up to approximately $842.7 million of commodity-related payments to satisfy requirements under forward gas sales agreements of a current subsidiary and a former subsidiary. These guarantees were provided to counterparties to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets. In addition, Columbia has other guarantees, purchase commitments and operating leases. Refer to Note 5, Risk Management Activities, and Note 9, Guarantees and Indemnities, of the Notes to Consolidated Financial Statements for further discussion of Columbia's off balance sheet arrangements.

In addition, Columbia has sold certain accounts receivable. Columbia's accounts receivable program qualifies for sale accounting because it meets the conditions specified in the Statement of Financial Accounting Standards (SFAS) No. 140 "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities." In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Columbia does not retain any interest in the receivables under these programs.

OTHER INFORMATION

Regulatory Matters

Through October 2004, Columbia of Ohio is operating under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expire in October 2004, and the amended stipulation would permit Columbia of Ohio to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also: (1) extend Columbia of Ohio's CHOICE(R) program through October 2010; (2) provide Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and (3) allow Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia of Ohio and a collaborative of parties. The order extended Columbia of Ohio's CHOICE(R) program. However, the order limited the time period of the stipulation through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-system sales. The order allows Columbia of Ohio to record post-in-service carrying charges on plant placed in service after October 2004 and allows the deferral of property taxes and depreciation associated with such plant.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation, consistent with standard regulatory process, petitioned the PUCO for rehearing on the components which have been modified. That same day the Office of the Ohio Consumers' Counsel (OCC) also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the OCC filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

On May 5, 2004 the PUCO issued an order on rehearing, in which it denied the OCC's motion to dismiss and its application for rehearing. The PUCO granted, in part, the joint application filed by Columbia of Ohio and others. In granting the joint application for rehearing, in part, the PUCO did the following: (1) revised the term of the stipulation so that it runs through October 31, 2008;
(2) restored the marketers' responsibility for 75% of CHOICE(R) costs; and (3) revised the mechanism applicable to Columbia of Ohio's sharing of off-system sales and capacity release revenue. Under the revised off-system sales/capacity release revenue sharing mechanism, Columbia of Ohio must now begin sharing such revenue equally with the customers when the annual revenue exceeds $25 million, instead of $35 million as originally proposed by Columbia of Ohio and other collaborative parties.

In a letter docketed on May 12, 2004, Columbia of Ohio and the other signatory parties to the stipulation accepted the PUCO's modifications. On May 14, 2004, the OCC filed a Second Application for Rehearing. In the pleading, the OCC argued that the joint applicants did not meet the statutory requirements for an application for rehearing, and thus the PUCO's order on rehearing granting rehearing was unlawful. The OCC also argued that the rehearing was the result of exclusionary settlement negotiations. The OCC continued to disagree with the PUCO's treatment of off-system sales and capacity release revenues, and post-in-service carrying charges and related deferrals.

On June 3, 2004, Columbia of Ohio filed its proposed tariffs and accounting, as required. On June 9, 2004, the PUCO denied the OCC's Second Application for Rehearing. On July 29, 2004, the OCC filed an appeal with the Supreme Court of Ohio, contesting the PUCO's May 5, 2004 order on rehearing, which granted in part Columbia of Ohio's joint application for rehearing, and the PUCO's June 9, 2004 order, denying the OCC's Second Application for Rehearing.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. As of June 30, 2004, Columbia of Ohio has $46.9 million of uncollected accounts receivable pending future recovery.

On June 11, 2004, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) signed a settlement agreement ("Settlement Agreement") in its annual gas cost recovery proceeding with The Office of Consumer Advocate, The Office of Small Business Advocate, The Office of Trial Staff, and Commercial & Industrial Intervenors. Under the Settlement Agreement, the signatory parties agreed to financial incentive mechanisms for off-system sales and capacity release transactions performed by Columbia of Pennsylvania. Under the incentive mechanism, customers receive 100% of the total combined proceeds from off-system sales and capacity release transactions up to a benchmark of $6.0 million. After the benchmark is reached, Columbia of Pennsylvania will retain 50% of proceeds from the transactions; however, Columbia of Pennsylvania may never retain more than 40% of the actual net proceeds generated from off-system sales and capacity release transactions. The incentive mechanism begins October 1, 2004 and ends on September 30, 2006.

All of the Columbia distribution companies presently hold long-term contracts for pipeline and storage services with its affiliate pipelines, Columbia Gas Transmission Corporation (Columbia Transmission) and Columbia Gulf Transmission Company (Columbia Gulf), and a majority of those contracts expire on October 31, 2004. The Columbia distribution companies are comprised of Columbia Gas of Kentucky, Inc. (Columbia of Kentucky), Columbia Gas of Maryland, Inc. (Columbia of Maryland), Columbia of Ohio, Columbia of Pennsylvania, and Columbia Gas of Virginia, Inc. (Columbia of Virginia). Each distribution company continues to discuss its plan to renew pipeline and storage contracts with industry stakeholders to ensure the continued ability to serve the requirements of firm customers in a tightening capacity market. All contract negotiations between the distribution companies and Columbia Transmission and Columbia Gulf are expected to be resolved prior to the contracts expiring. In addition, certain contracts will be subject to the approval of the respective state regulatory agencies. On April 29, 2004, the Pennsylvania Public Utility Commission approved a request by Columbia of Pennsylvania to

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Pennsylvania's storage contracts and approximately half of its pipeline contracts will be renewed for terms of fifteen years, while the remaining pipeline contracts will be renewed on a tiered basis for terms ranging from five or ten years. Columbia of Pennsylvania will also acquire additional capacity to meet customer requirements on peak days. In addition, on August 3, 2004, the Virginia State Corporation Commission approved a request by Columbia of Virginia, Inc. to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Virginia's storage and pipeline contracts with Columbia Transmission and Columbia Gulf will be renewed for terms of fifteen years.

On February 28, 2003, Columbia Transmission filed with Federal Energy Regulatory Commission (FERC) certain scheduled annual rate adjustments, designated as the Transportation Costs Rate Adjustment (TCRA), Retainage Adjustment Mechanism
(RAM), and Electric Power Cost Adjustment (EPCA). These filings sought recovery, during the period April 1, 2003 through March 31, 2004, of certain expenses relating to transportation costs incurred by Columbia Transmission on interconnecting pipelines and electric costs incurred in the operation of certain compressors (TCRA and EPCA, respectively), as well as quantities of gas required by Columbia Transmission to operate its pipeline system RAM. The recovery of each of these costs occurs through a "tracker" which ensures full recovery of actual expenses. Each of the three filings was conditionally accepted by FERC subject to refund and the filing of additional data by Columbia Transmission. On October 1, 2003, FERC issued an order accepting Columbia Transmission's TCRA filing, and accepting the full recovery of upstream transportation costs. On February 11, 2004, FERC issued an order regarding the annual EPCA filing, which upheld Columbia Transmission's ability to fully recover its electric costs, but required Columbia Transmission to implement a separate EPCA rate to recover electric power costs incurred by a newly expanded electric-powered compressor station from specific customers. The order also limits Columbia Transmission's ability to prospectively discount its EPCA rates. Management does not believe this order will have a material financial impact. On April 14, 2004 the FERC issued an order accepting Columbia Transmission's RAM filing and approving the full recovery of gas required in system operations. FERC will permit parties to pursue certain issues raised in the 2003 filing in connection with consideration of Columbia Transmission's 2004 RAM filing, which became effective April 1, 2004, and is currently pending.

Environmental Matters

On April 1, 2004, U.S. Environmental Protection Agency (EPA) issued its final Phase II nitrogen oxide (NOx) regulation establishing NOx budgets for states. States will be developing State Implementation Plans (SIPs) which may impact certain compressor station engines/turbines owned by Columbia Transmission and Columbia Gulf. Columbia Transmission and Columbia Gulf will continue to closely monitor the development of SIPs, but anticipates that the cost will not be material.

The EPA has issued maximum achievable control technology (MACT) standards for hazardous air pollutants for stationary combustion turbines and reciprocating internal combustion engines. The final standards for turbines do not impose any compliance costs. The MACT for internal reciprocating internal combustion engines will only impact one Columbia Transmission facility and the estimated cost of compliance is expected to be immaterial.

On April 15, 2004 EPA finalized the 8-hour ozone non-attainment area designations. Following designation of the 8-hour ozone non-attainment areas, the Clean Air Act provides for a process for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas. Resulting state rules could require additional reductions in NOx. Columbia Transmission and Columbia Gulf will closely monitor implementation of the rules. While the outcome of such rulemakings is uncertain, the cost could be significant.

Proposed Millennium Pipeline Project

The proposed Millennium Pipeline Project (Millennium), in which Columbia Transmission is participating and will serve as developer and operator, will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The project is now being marketed in two phases. Phase 1 of the project is an expansion of the Algonquin Pipeline extending from Ramapo, N.Y and connecting to the Empire State Pipeline (Empire), an existing pipeline that originates at the Canadian border and extends easterly to near Syracuse. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, N.Y. Phase 2 would cross the Hudson River, linking to the New York City metropolitan market.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

On September 19, 2002, the FERC issued its order granting final certificate authority for the original Millennium project and specified that Millennium may not begin construction until certain environmental and other conditions are met. One such condition, impacting Phase 2 of the project, is compliance with the Coastal Zone Management Act, which is administered by the State of New York's Department of State (NYDOS). NYDOS has determined that the Hudson River crossing plan is not consistent with the Act. Millennium's appeal of that decision to the United States Department of Commerce was denied. Millennium filed an appeal of the U.S. Department of Commerce ruling relating to the project's Hudson River crossing plan in the U.S. Federal District Court on February 13, 2004. The procedural schedule calls for all briefings to be completed by January 14, 2005.

During the second quarter of 2004, a Columbia affiliate purchased an additional interest in the project. Columbia intends to find another sponsor by the end of 2004 to purchase this interest. The other sponsors remain the same and they are Columbia Transmission, Westcoast Energy, Inc. (subsidiary of Duke Energy Corp.) and MCN Energy Group, Inc. (subsidiary of DTE Energy Co.).

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

1. VIRGINIA NATURAL GAS, INC. V. COLUMBIA GAS TRANSMISSION CORP., FEDERAL ENERGY REGULATORY COMMISSION (FERC)

On January 13, 2004, Virginia Natural Gas, Inc. (VNG) filed with FERC a "Complaint Seeking Compliance with the Natural Gas Act and with Regulations and Certificate Orders of the Federal Energy Regulatory Commission and Seeking Remedies" in Docket No. RP04-139. VNG alleged various violations during the Winter of 2002-2003 by Columbia Transmission of its firm service obligations to VNG. VNG sought monetary damages and remedies (exceeding $37 million), and also sought certain prospective remedies. On July 29, 2004, FERC issued an order in which it refused to grant VNG any monetary damages and said such claims are best determined by a court of law. FERC also agreed with Columbia Transmission, that Columbia Transmission had not abandoned its obligation to provide service and that it had not inappropriately continued interruptible service to the detriment of firm service. However, FERC did find that Columbia Transmission had failed to exercise sufficient due diligence in its modifications to or its operation of vaporization equipment at its Chesapeake LNG facility and that Columbia Transmission had failed to deliver gas to VNG at 250 psig as called for by the agreement between VNG and Columbia Transmission. FERC declined VNG's request to award damages in this case and, as noted above, stated that any claim for damages could best be determined by a court of law.

2. STAND ENERGY CORPORATION, ET AL. V. COLUMBIA GAS TRANSMISSION CORPORATION, ET AL KANAWHA COUNTY COURT, WEST VIRGINIA, ATLANTIGAS CORPORATION V. NISOURCE, ET AL, U.S. DISTRICT COURT, NORTHERN DISTRICT OF MARYLAND AND TRIAD ENERGY RESOURCES, ET AL. V. NISOURCE, ET AL

In June 2002, Atlantigas Corporation filed a complaint in the U.S. District Court, District of Columbia. In March 2003, Triad Energy Resources filed a similar complaint in the U.S. District Court, District of Columbia. On September 29, 2003, the Atlantigas complaint was dismissed for lack of personal jurisdiction and Atlantigas filed a new complaint in the U.S. District Court of Northern Maryland on October 27, 2003. Based on the Court's decision on personal jurisdiction in Atlantigas, the plaintiffs in the Triad case dismissed that case on October 31, 2003 from the District of Columbia and indicated that the case would be refiled in another jurisdiction. On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia and on or about July 22, Atlantigas filed a voluntary notice of dismissal without prejudice in the case in the U.S. District Court of Northern Maryland, citing its joinder as a plaintiff in the Stand Energy case. All of these complaints contain allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf, and assert that those companies and certain "select shippers" engaged in an "illegal gas scheme" that violated federal anti-trust and state law. The "illegal gas scheme" complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. An answer in the Stand Energy case is due on August 14, 2004.

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

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

The defendants, including the Columbia defendants, have filed motions to dismiss for lack of subject matter jurisdiction in this case.

4. TAWNEY, ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ROANE COUNTY, WV CIRCUIT COURT

The Plaintiffs, who are royalty owners, filed a lawsuit in early 2003 against Columbia Natural Resources alleging that Columbia Natural Resources underpaid royalties by improperly deducting post-production costs and not paying a fair value for the gas produced from their leases. Plaintiffs seek the alleged royalty underpayment and punitive damages claiming that Columbia Natural Resources fraudulently concealed the deduction of post-production charges. In February 2004, the court certified the case as a class action that includes any person who, after January 1, 1980, received or is due royalties from Columbia Natural Resources (and its predecessors or successors) on lands lying within the boundary of the State of West Virginia. All individuals, corporations, agencies, departments or instrumentalities of the United States of America are excepted from the class. Although NiSource sold Columbia Natural Resources in 2003, it remains obligated to manage this litigation and also remains at least partly liable for any damages awarded to the plaintiffs. Columbia Natural Resources appealed the decision certifying the class and the Supreme Court of West Virginia denied the appeal. Trial is scheduled for July 5, 2005.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Omitted pursuant to General Instruction H(2)(b)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Omitted pursuant to General Instruction H(2)(b)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction H(2)(b)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            (10.1) Receivables Sale Agreement, dated as of May 14, 2004, between Columbia Gas Of Ohio, Inc., as Seller, and Columbia Of Ohio Receivables Corporation, as Purchaser.

            (10.2) Receivables Purchase Agreement, dated as of May 14, 2004, among Columbia Of Ohio Receivables Corporation, as Seller, Beethoven Funding Corporation, as Purchaser, Dresdner Bank Ag, New York Branch, as Agent, and Columbia Gas Of Ohio, Inc., as Servicer.

            (12)        Statements of Ratio of Earnings to Fixed Charges.

            (31.1) Certification of Michael W. O'Donnell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            (31.2) Certification of David J. Vajda Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

      (32.1) Certification of Michael W. O'Donnell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (32.2) Certification of David J. Vajda, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the second quarter of 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Columbia Energy Group
                                                --------------------------------
                                                           (Registrant)

Date: August 6, 2004                        By:      /s/ Jeffrey W. Grossman
                                                --------------------------------
                                                        Jeffrey W. Grossman
                                                           Vice President
                                                 (Principal Accounting Officer
                                                  and Duly Authorized Officer)