Form 10-Q
period 2004-09-30
COLUMBIA ENERGY GROUP
filed 2004-11-02
CIK 22099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number: 1-1098

                              Columbia Energy Group
                              ---------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                      13-1594808
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

         801 East 86th Avenue
         Merrillville, Indiana                                 46410
    -------------------------------                    -------------------
(Address of principal executive offices)                     (Zip Code)

                                 (877) 647-5990
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                     COLUMBIA ENERGY GROUP AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I - FINANCIAL INFORMATION

              Item 1.    Financial Statements

                         Statements of Consolidated Income..............................   3

                         Consolidated Balance Sheets....................................   4

                         Statements of Consolidated Cash Flows..........................   6

                         Statements of Consolidated Comprehensive Income................   7

                         Notes to Consolidated Financial Statements.....................   8

              Item 2.    Management's Narrative Analysis of Results of Operations.......  16

              Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....  22

              Item 4.    Controls and Procedures........................................  23

PART II - OTHER INFORMATION

              Item 1.    Legal Proceedings..............................................  24

              Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....  24

              Item 3.    Defaults Upon Senior Securities................................  24

              Item 4.    Submission of Matters to a Vote of Security Holders............  24

              Item 5.    Other Information..............................................  25

              Item 6.    Exhibits.......................................................  25

              Signature.................................................................  26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                Three Months             Nine Months
                                                             Ended September 30,     Ended September 30,
                                                             -------------------   -----------------------
(in millions)                                                  2004       2003        2004         2003
--------------------------------                             --------   --------   ----------   ----------
NET REVENUES
    Gas Distribution                                         $  186.1   $  150.5   $  1,512.3   $  1,467.9
    Transmission and Storage                                    171.3      176.8        671.7        688.1
    Other                                                        20.2       15.9         67.7         53.1
    Affiliated revenues                                           2.8        2.5          8.5          6.8
                                                             --------   --------   ----------   ----------
Gross Revenues                                                  380.4      345.7      2,260.2      2,215.9
    Cost of Sales                                                80.6       40.9      1,025.4        923.0
    Cost of Sales - affiliated                                      -          -            -          4.8
                                                             --------   --------   ----------   ----------
Total Net Revenues                                              299.8      304.8      1,234.8      1,288.1
                                                             --------   --------   ----------   ----------
OPERATING EXPENSES
    Operation and maintenance                                   161.6      146.7        502.3        481.3
    Depreciation and amortization                                41.8       40.1        125.4        122.3
    Loss (Gain) on sale of assets                                (0.1)     (16.2)         0.2        (16.0)
    Other taxes                                                  27.5       21.5        129.1        128.2
                                                             --------   --------   ----------   ----------
Total Operating Expenses                                        230.8      192.1        757.0        715.8
                                                             --------   --------   ----------   ----------
OPERATING INCOME                                                 69.0      112.7        477.8        572.3
                                                             --------   --------   ----------   ----------
OTHER INCOME (DEDUCTIONS)
    Interest expense                                            (25.6)     (17.4)       (68.7)       (59.8)
    Interest expense - affiliated                                (0.8)      (1.1)        (2.0)        (3.8)
    Interest income                                               1.8        1.5          4.6          5.0
    Interest income - affiliated                                  3.9        3.3         10.1         10.2
    Other, net                                                    1.5        1.0          2.4          1.2
                                                             --------   --------   ----------   ----------
Total Other Income (Deductions)                                 (19.2)     (12.7)       (53.6)       (47.2)
                                                             --------   --------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                          49.8      100.0        424.2        525.1
INCOME TAXES                                                     18.6       37.5        159.0        199.2
                                                             --------   --------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS                                31.2       62.5        265.2        325.9
                                                             --------   --------   ----------   ----------
Income (Loss) from Discontinued Operations - net of taxes         6.0        1.2          2.3         (0.2)
Gain (Loss) on Disposition of Discontinued Operations -
    net of taxes                                                 (0.8)      30.9         (0.8)       (50.1)
Change in Accounting - net of taxes                                 -          -            -        (16.8)
                                                             --------   --------   ----------   ----------
NET INCOME                                                   $   36.4   $   94.6   $    266.7   $    258.8
                                                             ========   ========   ==========   ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,  December 31,
(in millions)                                                                 2004          2003
--------------------------------------------------------------           -------------  ------------
                                                                          (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
    Utility Plant                                                          $  8,302.8    $  8,248.9
    Accumulated depreciation and amortization                                (3,705.7)     (3,696.4)
                                                                           ----------    ----------
    Net utility plant                                                         4,597.1       4,552.5
                                                                           ----------    ----------
    Other property, at cost, less accumulated depreciation                        1.8           1.8
                                                                           ----------    ----------
Net Property, Plant and Equipment                                             4,598.9       4,554.3
                                                                           ----------    ----------

INVESTMENTS AND OTHER ASSETS
    Assets of discontinued operations and assets held for sale                   19.2          20.7
    Unconsolidated affiliates                                                    35.2          33.5
    Other investments                                                            42.0          40.9
                                                                           ----------    ----------
Total Investments                                                                96.4          95.1
                                                                           ----------    ----------

CURRENT ASSETS
    Cash and cash equivalents                                                    20.9          13.7
    Cash invested in the NiSource money pool                                    307.1          56.2
    Restricted cash                                                               0.6           3.6
    Accounts receivable (less reserves of $9.1 and $15.5, respectively)         145.4         301.6
    Accounts receivable - affiliated                                             31.2          33.1
    Unbilled revenue (less reserves of $5.0 and $2.1, respectively)              31.7         145.8
    Gas inventory                                                               389.9         246.3
    Underrecovered gas and fuel costs                                           141.6         163.7
    Materials and supplies, at average cost                                      20.9          22.2
    Price risk management assets                                                 53.6          35.2
    Exchange gas receivable                                                     123.9         145.1
    Regulatory assets                                                            96.7          92.0
    Prepayments and other                                                        40.2          75.8
                                                                           ----------    ----------
Total Current Assets                                                          1,403.7       1,334.3
                                                                           ----------    ----------

OTHER ASSETS
    Price risk management assets                                                122.9         110.5
    Regulatory assets                                                           348.5         338.7
    Intangible assets, less accumulated amortization                                -           0.9
    Deferred charges and other                                                  105.7          89.1
                                                                           ----------    ----------
Total Other Assets                                                              577.1         539.2
                                                                           ----------    ----------
TOTAL ASSETS                                                               $  6,676.1    $  6,522.9
                                                                           ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                       SEPTEMBER 30,   December 31,
(in millions)                                                              2004            2003
------------------------------------------------------                 -------------   ------------
                                                                       (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                     $  2,823.7      $  2,568.6
Long-term debt, excluding amounts due within one year                      1,356.6         1,368.1
                                                                        ----------      ----------
Total Capitalization                                                       4,180.3         3,936.7
                                                                        ----------      ----------

CURRENT LIABILITIES
    Current portion of long-term debt                                          0.3             0.3
    Accounts payable                                                         115.7           206.9
    Accounts payable - affiliated                                             18.9            25.8
    Customer deposits                                                         23.1            24.2
    Taxes accrued                                                            114.4           147.1
    Interest accrued                                                          36.5            13.6
    Overrecovered gas and fuel costs                                           7.9             2.3
    Price risk management liabilities                                          6.6             3.3
    Exchange gas payable                                                     248.0           288.4
    Deferred revenue                                                          23.6            19.6
    Regulatory liabilities                                                    29.8            71.3
    Accrued liability for postretirement and postemployment benefits          18.0            22.8
    Other accruals                                                           281.4           295.4
                                                                        ----------      ----------
Total Current Liabilities                                                    924.2         1,121.0
                                                                        ----------      ----------

OTHER LIABILITIES AND DEFERRED CREDITS
    Deferred income taxes                                                    807.0           747.3
    Deferred investment tax credits                                           25.8            26.9
    Deferred credits                                                          50.3            49.1
    Deferred revenue                                                          93.2           112.9
    Accrued liability for postretirement and postemployment benefits          92.4           103.1
    Regulatory liabilities and other cost of removal                         378.4           309.1
    Other noncurrent liabilities                                             124.5           116.8
                                                                        ----------      ----------
Total Other                                                                1,571.6         1,465.2
                                                                        ----------      ----------
COMMITMENTS AND CONTINGENCIES                                                    -               -
                                                                        ----------      ----------
TOTAL CAPITALIZATION AND LIABILITIES                                    $  6,676.1      $  6,522.9
                                                                        ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, (in millions)                          2004       2003
---------------------------------------------                        --------   --------
OPERATING ACTIVITIES
    Net Income                                                       $  266.7   $  258.8
    Adjustments to reconcile net income to net cash from
      continuing operations:
      Depreciation and amortization                                     125.4      122.3
      Net changes in price risk management assets and liabilities         6.7      (18.2)
      Deferred income taxes and investment tax credits                   40.3       53.7
      Deferred revenue                                                  (15.7)      (6.8)
      Amortization of unearned compensation                               0.6        0.4
      Loss (Gain) on sale of assets                                       0.2      (16.0)
      Change in accounting                                                  -       16.8
      Loss from sale of discontinued operations                           0.8       50.1
      Loss (Income) from discontinued operations                         (2.3)       0.2
      Other                                                              (1.2)      (1.2)
    Changes in assets and liabilities:
      Restricted cash                                                     3.0       21.6
      Accounts receivable, net                                          248.2      191.2
      Inventories                                                      (142.3)    (155.9)
      Accounts payable                                                 (104.8)    (108.2)
      Customer deposits                                                  (1.1)      (0.3)
      Taxes accrued                                                     (31.1)      (8.2)
      Interest accrued                                                   22.9       38.0
      (Under) Overrecovered gas and fuel costs                           27.7       21.7
      Exchange gas receivable/payable                                    23.1     (211.3)
      Other accruals                                                    (17.3)     (26.2)
      Prepayments and other current assets                               34.3       47.8
      Regulatory assets/liabilities                                      25.8       21.7
      Postretirement and postemployment benefits                        (14.7)     (30.4)
      Deferred credits                                                    1.2        4.2
      Deferred charges and other noncurrent assets                      (14.3)      (3.9)
      Other noncurrent liabilities                                        7.2      (38.0)
                                                                     --------   --------
Net Cash from Continuing Operations                                     489.3      223.9
                                                                     --------   --------
Net Cash used for Discontinued Operations                                   -      (89.4)
                                                                     --------   --------
Net Cash from Operating Activities                                      489.3      134.5
                                                                     --------   --------
INVESTMENT ACTIVITIES
    Capital expenditures                                               (177.8)    (163.6)
    Proceeds from disposition of assets                                   2.2      432.7
    Other investing activities                                           (5.6)     (22.0)
                                                                     --------   --------
Net Cash Flows (used for) or from Investment Activities                (181.2)     247.1
                                                                     --------   --------
FINANCING ACTIVITIES
    Changes in short-term debt                                              -       (0.8)
    Dividends paid - common shares                                      (50.0)         -
                                                                     --------   --------
Net Cash Flows used for Financing Activities                            (50.0)      (0.8)
                                                                     --------   --------
Increase in cash and cash equivalents                                   258.1      380.8
Cash and temporary cash investments at beginning of year                 69.9       14.5
                                                                     --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  328.0   $  395.3
                                                                     ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                                               49.0       45.3
    Interest capitalized                                                  1.2        1.2
    Cash paid for income taxes                                           82.2       93.7
                                                                     --------   --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

                                                                   Three Months                  Nine Months
                                                                Ended September 30,          Ended September 30,
                                                               ---------------------       ----------------------
 (in millions)                                                   2004         2003           2004          2003
--------------------------------------------------------       -------      --------       --------      --------
Net Income                                                     $  36.4      $   94.6       $  266.7      $  258.8
    Other comprehensive income, net of tax
      Foreign currency translation adjustment                        -          (0.6)             -           0.9
      Net unrealized gains (losses) on cash flow hedges           14.2         (11.5)          27.2          17.8
      Net gain on available for sale securities                    0.3           0.5              -           0.5
      Minimum pension liability adjustment                           -          19.8              -          19.8
                                                               -------      --------       --------      --------
    Total other comprehensive income, net of tax                  14.5           8.2           27.2          39.0
                                                               -------      --------       --------      --------
Total Comprehensive Income                                     $  50.9      $  102.8       $  293.9      $  297.8
                                                               -------      --------       --------      --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    BASIS OF ACCOUNTING PRESENTATION

Columbia Energy Group (Columbia) is a subsidiary of NiSource Inc. (NiSource). NiSource is an energy holding company that provides natural gas, electricity and other products and services to approximately 3.7 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource is a Delaware corporation and a registered holding company under the Public Utility Holding Company Act of 1935, as amended.

The accompanying unaudited consolidated financial statements for Columbia reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America.

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

2.    REGULATORY MATTERS

Through October 2004, Columbia Gas of Ohio, Inc. (Columbia of Ohio) operated under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expired in October 2004, and the amended stipulation would have permitted Columbia of Ohio to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also have: (1) extended Columbia of Ohio's CHOICE(R) program through October 2010; (2) provided Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and (3) allowed Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia of Ohio and a collaborative of parties. The order extended Columbia of Ohio's CHOICE(R) program only through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-system sales. The order allowed Columbia of Ohio to record post-in-service carrying charges on plant placed in service after October 2004 and allowed the deferral of property taxes and depreciation associated with such plant.

On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation, consistent with standard regulatory process, petitioned the PUCO for rehearing on the components which were modified in the order. That same day the Office of the Ohio Consumers' Counsel (OCC) also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the OCC filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

On May 5, 2004, the PUCO issued an order on rehearing, in which it denied the OCC's motion to dismiss and its application for rehearing. The PUCO granted, in part, the joint application filed by Columbia of Ohio and others. In granting the joint application for rehearing, in part, the PUCO did the following: (1) revised the term of the stipulation so that it runs through October 31, 2008;
(2) restored the mandate that required natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio; and (3) revised the mechanism applicable to Columbia of Ohio's sharing of off-system sales and capacity release revenue. Under the revised off-system sales/capacity release revenue sharing mechanism, Columbia of Ohio must now begin sharing such revenue with the customers when the annual revenue exceeds $25 million, instead of $35 million as originally proposed by Columbia of Ohio and other collaborative parties.

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

On June 3, 2004, Columbia of Ohio filed its proposed tariffs and accounting, as required. On June 9, 2004, the PUCO denied the OCC's Second Application for Rehearing. On July 29, 2004, the OCC filed an appeal with the Supreme Court of Ohio, contesting the PUCO's May 5, 2004 order on rehearing, which granted in part Columbia of Ohio's joint application for rehearing, and the PUCO's June 9, 2004 order, denying the OCC's Second Application for Rehearing. On August 4, 2004, Columbia of Ohio moved to intervene in the appellate proceeding.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies (LDCs) to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. As of September 30, 2004, Columbia of Ohio has $48 million of uncollected accounts receivable pending future recovery. On October 1, 2004 Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider. On October 20, 2004 the PUCO issued an Entry that approved this request.
The PUCO's approval of this request will result in Columbia's commencement of recovery in November 2004 of the aforementioned deferred uncollectible accounts receivables and future bad-debt recovery requirements.

On June 11, 2004, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) signed a settlement agreement (Settlement Agreement) in its annual gas cost recovery proceeding with The Office of Consumer Advocate, The Office of Small Business Advocate, The Office of Trial Staff, and Commercial & Industrial Intervenors. Under the Settlement Agreement, the signatory parties agreed to financial incentive mechanisms for off-system sales and capacity release transactions performed by Columbia of Pennsylvania. Under the incentive mechanism, customers receive 100% of the total combined proceeds from off-system sales and capacity release transactions up to a benchmark of $6 million. After the benchmark is reached, Columbia of Pennsylvania will retain 50% of proceeds from the transactions; however, Columbia of Pennsylvania may never retain more than 40% of the actual net proceeds generated from off-system sales and capacity release transactions. The incentive mechanism begins October 1, 2004 and ends on September 30, 2006. On September 10, 2004, the Pennsylvania Public Utility Commission approved the Settlement Agreement.

3.    RESTRUCTURING ACTIVITIES

Since 2000, Columbia has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia by NiSource. The restructuring activities were primarily associated with reductions in headcount and facility exit costs.

For all of the restructuring plans, a total of approximately 915 management, professional, administrative and technical positions have been identified for elimination. As of September 30, 2004, approximately 900 employees were terminated, of whom no employees and 3 employees were terminated during the quarter and nine months ended September 30, 2004, respectively. As of September 30, 2004 and December 31, 2003, the consolidated balance sheets reflected liabilities of $14.4 million and $17.2 million related to the restructuring plans, respectively. During the

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

quarter and nine months ended September 30, 2004, $0.9 million and $3.6 million in payments were made, respectively, in association with the restructuring plans. Adjustments of $0.1 million and $0.8 million were made for the quarter and nine months ended September 30, 2004, respectively, increasing the restructuring liability for facility exit costs. Of the remaining restructuring liability, $12.3 million is related to facility exit costs.

4.    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In May 2004, Columbia Gas Transmission Corporation (Columbia Transmission) identified certain facilities as being non-core to the operation of the pipeline system. As a result, Columbia Transmission is in the process of selling these facilities to third parties. Columbia has accounted for the assets of these facilities, with a net book value of approximately $14.2 million, as assets held for sale. During the third quarter of 2004, $1.1 million of these assets were sold for a nominal amount.

On August 29, 2003, Columbia sold its exploration and production subsidiary, Columbia Energy Resources, Inc. (CER), to a subsidiary of Triana Energy Holdings (Triana). Under the CER sales agreement, Triana, an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P. (MSCP), purchased all of the stock of CER for $330 million, plus the assumption of obligations to deliver approximately 94 billion cubic feet of natural gas pursuant to existing forward sales contracts. The sale transferred 1.1 trillion cubic feet of natural gas reserves. Approximately $220 million of after-tax cash proceeds from the sale were used to reduce NiSource's debt. In addition, a $213 million liability related to the forward sales contracts was removed from the balance sheet. On January 28, 2003, Columbia's former subsidiary Columbia Natural Resources, Inc. sold its interest in certain natural gas exploration and production assets in New York for approximately $95 million. Columbia has accounted for CER as discontinued operations and has adjusted all periods presented accordingly.

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

Results from discontinued operations of CER (including the New York State properties) and Transcom are provided in the following table:

                                                       Ended September 30,          Ended September 30,
                                                      ---------------------       ----------------------
(in millions)                                           2004         2003           2004          2003
----------------------------------------------        -------       -------       -------       --------
REVENUES FROM DISCONTINUED OPERATIONS                 $     -       $  26.1       $     -       $  104.1
                                                      -------       -------       -------       --------

(Loss) Income from discontinued operations               (5.1)         (3.4)        (10.8)           1.8
Income tax                                              (11.1)         (4.6)        (13.1)           2.0
                                                      -------       -------       -------       --------
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS        $   6.0       $   1.2       $   2.3       $   (0.2)
                                                      -------       -------       -------       --------

The assets held for sale and assets of discontinued operations were net property, plant, and equipment of $19.2 million and $20.7 million at September 30, 2004 and December 31, 2003, respectively.

5.    RISK MANAGEMENT ACTIVITIES

Columbia uses commodity-based derivative financial instruments to manage certain risks in its business. Columbia accounts for its derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, (SFAS No. 133.)

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

HEDGING ACTIVITIES. The activity for the third quarter and nine months ended September 30, 2004 and September 30, 2003 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

                                                                        Three Months                 Nine Months
                                                                     Ended September 30,          Ended September 30,
                                                                   ----------------------       ----------------------
(in millions, net of tax)                                            2004          2003           2004          2003
----------------------------------------------------------         --------       -------       --------       -------
Net unrealized gains on derivatives qualifying as cash flow
    hedges at the beginning of the period                          $  100.6       $  94.3       $   87.6       $  65.0

Unrealized hedging gains (losses) arising during the period
     on derivatives qualifying as cash flow hedges                     20.8         (12.1)          47.1          22.6

Reclassification adjustment for net gain (loss) included
    in net income                                                      (6.6)          0.6          (19.9)         (4.8)
                                                                   --------       -------       --------       -------
Net unrealized gains on derivatives qualifying as cash flow
     hedges at the end of the period                               $  114.8       $  82.8       $  114.8       $  82.8
                                                                   --------       -------       --------       -------

Unrealized gains and losses on Columbia's hedges were recorded as price risk management assets and liabilities. The accompanying consolidated balance sheets reflected price risk management assets related to unrealized gains on hedges of $176.5 million and $145.7 million at September 30, 2004 and December 31, 2003, respectively, of which $53.6 million and $35.2 million were included in "Current Assets" and $122.9 million and $110.5 million were included in "Other Assets."

For regulatory incentive purposes, the Columbia LDCs, comprised of Columbia Gas of Kentucky, Inc., Columbia Gas of Maryland, Inc., Columbia of Ohio, Columbia of Pennsylvania, and Columbia Gas of Virginia, Inc. enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The remaining change is recognized currently in earnings. The consolidated balance sheets reflected $6.6 million and $3.3 million of price risk management liabilities associated with the programs at September 30, 2004 and December 31, 2003, respectively.

During the third quarter 2004, no amounts were recognized in earnings due to the change in value of certain derivative instruments, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also, during the third quarter, Columbia reclassified no amounts from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $28.8 million, net of tax.

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

FASB STAFF POSITION (FSP) NO. FAS 106-2 -- ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003 (FSP 106-2). (SUPERSEDES FSP 106-1-- ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003.) On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Columbia had previously elected to defer accounting for the effects of this pronouncement, as allowed by FSP 106-1. On July 1, 2004, Columbia adopted the provisions of FSP 106-2. The impact of accounting for the federal subsidy was not material to Columbia's financial position or results of operations.

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

                                                      SEPTEMBER 30,  December 31,
(in millions)                                              2004         2003
-------------------------------------------------     -------------  ------------
Net unrealized gains on cash flow hedges                 $  114.8      $  87.7
Net Gain on available for sale securities                     0.3          0.4
                                                         --------      -------
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME, NET        $  115.1      $  88.1
                                                         --------      -------

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

9.    GUARANTEES AND INDEMNITIES

As a part of normal business, Columbia and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of other subsidiaries. Such agreements include guarantees. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at September 30, 2004 and the years in which they expire are:

(in millions)                            Total           2004         2005          2006          2007        2008          After
--------------------------------        --------        ------      --------      --------      -------     --------      --------
Guarantees supporting commodity
    transactions of subsidiaries        $  773.3        $    -      $   50.0      $  542.9      $  32.8     $   53.0      $   94.6
Other guarantees                           154.6                        50.4             -            -            -         104.2
                                        --------        ------      --------      --------      -------     --------      --------
Total commercial commitments            $  927.9        $    -      $  100.4      $  542.9      $  32.8     $   53.0      $  198.8
                                        --------        ------      --------      --------      -------     --------      --------

Columbia has issued guarantees, which support up to approximately $773.3 million in commodity-related payments of forward gas sales agreements of a current subsidiary and a former subsidiary and other commodity based guarantees. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

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

Columbia has retained liabilities related to the CER forward gas sales agreements with Mahonia II Limited (Mahonia) for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. Columbia will be indemnified by Triana, and MSCP will fund up to a maximum of $221 million of additional equity to Triana to support Triana's indemnity, for Triana's gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

Immediately after the closing of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. Columbia believes that the combination of Triana's proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $221 million of further commitments to Triana from MSCP, adequately offset any risk of losses that may be incurred by Columbia due to Triana's non-performance under the Mahonia agreements. Accordingly, Columbia has not recognized a liability related to the retention of the Mahonia guarantees.

10.   PENSION AND OTHER POSTRETIREMENT BENEFITS

Columbia used a measurement date of September 30, 2003 for the calculation of its obligations under the pension and other postretirement benefit plans. The following table provides the components of the plans' net periodic benefits cost (benefit) for the third quarter and nine months ended September 30, 2004 and September 30, 2003:

COLUMBIA ENERGY GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

                                                    PENSION BENEFITS             OTHER BENEFITS
                                                  ---------------------       -------------------
Three months ended September 30, (in millions)      2004          2003         2004         2003
----------------------------------------------    -------       -------       ------       ------
NET PERIODIC COST
    Service cost                                  $   4.8       $   4.3       $  1.1       $  0.9
    Interest cost                                    12.5          12.9          5.2          4.9
    Expected return on assets                       (15.8)        (14.2)        (3.2)        (2.2)
    Amortization of prior service cost                0.2           0.1          0.1         (0.1)
    Recognized actuarial  loss                        0.3           0.8          0.5          0.2
                                                  -------       -------       ------       ------
NET PERIODIC BENEFITS COST                        $   2.0       $   3.9       $  3.7       $  3.7
                                                  -------       -------       ------       ------

                                                    PENSION BENEFITS             OTHER BENEFITS
                                                  ---------------------       -------------------
Nine months ended September 30, (in millions)      2004          2003          2004         2003
---------------------------------------------     -------       -------       ------       ------
NET PERIODIC COST
    Service cost                                  $  14.4       $  12.9       $  3.3       $  2.7
    Interest cost                                    37.5          38.7         15.6         14.7
    Expected return on assets                       (47.4)        (42.6)        (9.6)        (6.6)
    Amortization of prior service cost                0.6           0.3          0.3         (0.3)
    Recognized actuarial  loss                        0.9           2.4          1.5          0.6
                                                  -------       -------       ------       ------
NET PERIODIC BENEFITS COST                        $   6.0       $  11.7       $ 11.1       $ 11.1
                                                  -------       -------       ------       ------

Columbia made a $14.9 million contribution to its pension plans and expects to contribute $25.6 million to its postretirement medical and life plans in 2004.

11.   SALE OF TRADE RECEIVABLES

On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to Columbia of Ohio Receivables Corporation (CORC), a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreements, which replaced prior similar agreements, expire in May 2005, but can be renewed if mutually agreed to by both parties. As of September 30, 2004, $43.5 million of accounts receivable had been sold by CORC.

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

Columbia's operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Other Operations segment primarily includes ventures focused on energy-related services.

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

                                            Three Months                     Nine Months
                                         Ended September 30,             Ended September 30,
                                       -----------------------       ---------------------------
(in millions)                            2004           2003            2004             2003
-------------------------------        --------       --------       ----------       ----------
REVENUES
GAS DISTRIBUTION
    Unaffiliated                       $  229.9       $  197.5       $  1,771.0       $  1,746.0
    Intersegment and affiliates               -              -                -                -
                                       --------       --------       ----------       ----------
Total                                     229.9          197.5          1,771.0          1,746.0
                                       --------       --------       ----------       ----------
TRANSMISSION AND STORAGE
    Unaffiliated                          131.9          135.8            429.5            438.6
    Intersegment and affiliates            52.4           48.8            170.8            166.4
                                       --------       --------       ----------       ----------
Total                                     184.3          184.6            600.3            605.0
                                       --------       --------       ----------       ----------
OTHER
    Unaffiliated                           15.7            9.8             50.5             23.9
    Intersegment and affiliates             0.1            0.1              0.2              0.2
                                       --------       --------       ----------       ----------
Total                                      15.8            9.9             50.7             24.1
                                       --------       --------       ----------       ----------
Adjustments and eliminations              (49.6)         (46.3)          (161.8)          (159.2)
                                       --------       --------       ----------       ----------
CONSOLIDATED REVENUES                  $  380.4       $  345.7       $  2,260.2       $  2,215.9
                                       --------       --------       ----------       ----------
OPERATING INCOME (LOSS)
    Gas Distribution                   $    1.8       $    8.9       $    217.3       $    262.8
    Transmission and Storage               68.2           91.1            251.6            289.4
    Other                                  (0.1)           0.7             (0.7)               -
    Corporate                              (0.9)          12.0              9.6             20.1
                                       --------       --------       ----------       ----------
OPERATING INCOME                       $   69.0       $  112.7       $    477.8       $    572.3
                                       --------       --------       ----------       ----------

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Management's Narrative Analysis of Results of Operations, including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia's plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.

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

The following Management's Narrative Analysis should be read in conjunction with Columbia's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS
THE QUARTER ENDED SEPTEMBER 30, 2004

Net Income

Columbia reported net income of $36.4 million for the three months ended September 30, 2004, compared to net income of $94.6 million for the third quarter 2003. Operating income was $69.0 million, a decrease of $43.7 million from the same period in 2003.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended September 30, 2004, were $299.8 million, a $5.0 million decrease from the same period last year. Gas Distribution net revenues decreased by $4.3 million primarily due to lower non-traditional revenues of $8.7 million, including a $2.9 million decrease due to the sale of Columbia Service Partners, Inc. (Columbia Service Partners) in September 2003, offset by $2.6 million primarily attributable to increased residential, industrial and commercial usage and $1.5 million in non-weather related gas sales.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Expenses

Operating expenses for the third quarter 2004 were $230.8 million, an increase of $38.7 million from the 2003 period. The increase in operating expenses was primarily attributable to higher employee and administrative expenses of $9.2 million, including a $5.7 million increase million in pension expense, partly offset by a decrease in uncollectible expense of $7.0 million largely attributable to the bad debt cost tracker that was approved for Columbia Gas of Ohio, Inc. (Columbia of Ohio) in 2003. The 2003 period was favorably impacted by a $16.2 million gain on the sale of Columbia Service Partners, Inc., a reversal of $11.0 million in accrued expenses for environmental remediation and insurance recoveries.

Other Income (Deductions)

Interest expense, net was $26.4 million for the quarter, an increase of $7.9 million compared to the third quarter 2003. The increase was mainly due to a reduction in interest rate swap savings due to the termination of certain interest rate swap agreements in the second quarter of 2004.

Income Taxes

Income tax expense for the third quarter 2004 was $18.6 million, a decrease of $18.9 million compared to the 2003 period, due to lower pre-tax income.

Discontinued Operations

The income from discontinued operations, net of tax, of $6.0 million for the third quarter 2004 is due mostly to a reduction in estimated state taxes associated with Columbia's exploration and production subsidiary, Columbia Energy Resources, Inc. (CER). During the third quarter of 2003, Columbia recorded a $30.9 million gain on the sale. The sale of CER's interest in natural gas production properties in New York State was recorded in the first quarter and estimated taxes and adjustments related to the sale were recorded in the second quarter making the overall effect of the sales of CER an after-tax loss of $47.6 million.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004

Net Income

Columbia reported net income of $266.7 million for the nine months ended September 30, 2004, compared to net income of $258.8 million for the first nine months of 2003. Operating income was $477.8 million, a decrease of $94.5 million from the same period in 2003. Columbia's 2004 net income reflects the impact of the discontinued operations. Columbia's net income for the 2003 period was negatively affected by a $50.3 million loss in 2003, which included the sale of CER and a change in accounting of $16.8 million from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2004, were $1,234.8 million, a $53.3 million decrease from the same period last year. The decrease in net revenues was primarily a result of lower non-traditional revenues amounting to $19.8 million, including a $8.5 million decrease due to the sale of Columbia Service Partners in September 2003, reduced residential and commercial natural gas sales and deliveries due to warmer weather of approximately $15.4 million and lower gross receipt taxes and cost trackers of $7.7 million, largely offset in operating expenses. Both the 2004 period and the 2003 period reflect lower interruptible transmission service revenues than those that have been historically realized. Management has evaluated operational and market conditions, and anticipates that there will be fewer opportunities for interruptible revenue on an ongoing basis. The comparable 2003 period was favorably impacted by $7.1 million for a change in the method of calculating unbilled revenues and adjustments for gas costs associated with certain customers of $3.8 million.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Expenses

Operating expenses for the first nine months of 2004 were $757.0 million, an increase of $41.2 million from the comparable 2003 period. Operation and maintenance expenses for the first nine months of 2004 were $21.0 million higher than they were in the 2003 period due to higher employee and administrative expenses of $18.5 million, of which $5.7 million was attributable to pension expense, and the impact of the reversal of legal, environmental and other reserves and accrued expenses of $32.6 million in the 2003 period. These increases in the current period were partly offset by reduced uncollectible expense of $11.0 million and insurance recoveries. The 2003 operating expenses were favorably impacted by a $16.2 million gain on the sale of Columbia Service Partners.

Other Income (Deductions)

Interest expense, net was $70.7 million for the first nine months of 2004, an increase of $7.1 million compared to same period in 2003. The increase was primarily due to the termination of certain interest rate swap agreements.

Income Taxes

Income tax expense for the first nine months of 2004 was $159.0 million, a decrease of $40.2 million compared to the 2003 period, due to lower pre-tax income.

Discontinued Operations

Income from discontinued operations, net-of-tax, was $2.3 million for the nine months ended September 30, 2004. The current period's income from discontinued operations, net-of-tax, is mostly due to a reduction in estimated state taxes associated with Columbia's exploration and production subsidiary, CER. For the 2003 period, an after-tax loss of $50.1 million was related to the sales of CER and Columbia Transmission Communications Corporation (Transcom), slightly offset by a first quarter 2003 gain on the sale of CER's interest in natural gas production properties in New York State. Columbia accounted for CER and Transcom as discontinued operations and has adjusted all periods presented accordingly.

Change in Accounting

The change in accounting in the first nine months of 2003 of $16.8 million, net-of-tax, resulted from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations.

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

Net cash from continuing operations for the nine months ended September 30, 2004 was $489.3 million. Net cash from continuing operations increased $265.4 million from the comparable period a year-ago, mainly as a result of increased cash flow from working capital. The increase in cash flow from working capital was $252.4 million, driven largely by a lower level of exchange gas activity, increased factoring of accounts receivable through an expanded accounts receivable sales agreement and reduction of higher priced inventory levels during 2004.

Columbia subsidiaries satisfy their liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. These subsidiaries may borrow, on an intercompany basis, a cumulative maximum of $1.13 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.25 billion revolving credit facility with a syndicate of banks. The credit facility is guaranteed by NiSource. As of September 30, 2004, Columbia had $307.1 million invested in the NiSource Money Pool.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Management believes that its sources of funding are sufficient to meet the short-term and long-term liquidity needs of Columbia.

Sale of Trade Receivables

On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to Columbia of Ohio Receivables Corporation (CORC), a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreements, which replaced prior similar agreements, expire in May 2005, but can be renewed if mutually agreed to by both parties. As of September 30, 2004, $43.5 million of accounts receivable had been sold by CORC.

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

OFF BALANCE SHEET ARRANGEMENTS

Columbia has issued guarantees that support up to approximately $773.3 million of commodity-related payments to satisfy requirements under forward gas sales agreements of a current subsidiary and a former subsidiary. These guarantees were provided to counterparties to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets. In addition, Columbia has other guarantees, purchase commitments and operating leases. Refer to Note 5, Risk Management Activities, and Note 9, Guarantees and Indemnities, of the Notes to Consolidated Financial Statements for further discussion of Columbia's off balance sheet arrangements.

In addition, Columbia has sold certain accounts receivable. Columbia's accounts receivable program qualifies for sale accounting because it meets the conditions specified in the Statement of Financial Accounting Standards (SFAS) No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Columbia does not retain any interest in the receivables under these programs.

OTHER INFORMATION

Pipeline Firm Service Contracts

The services of Columbia Gas Transmission Corporation (Columbia Transmission) and Columbia Gulf Transmission (Columbia Gulf) consist of open access transportation services, and open access storage services in the case of Columbia Transmission. These services are provided primarily to LDCs. On October 31, 2004, firm contracts expired for both Columbia Transmission and Columbia Gulf, representing approximately 60% of the Transmission Segment's net annual revenues. Based upon commitments made to date, the Transmission Segment is projecting a reduction of approximately $40 million in annual revenues under the replacement contracts, which represents approximately 5% of total Segment revenues. The terms of the replacement contracts entered into by Columbia Transmission and Columbia Gulf range from one year to 15 years, with an average term of approximately 7 years. Certain customers, who have storage and related transportation contracts which were extended through the end of the 2004/2005 winter, have not made long-term commitments. These customers represent 16% of the Transmission Segment's annual net revenues. It's anticipated that these customers will make longer-term elections in early 2005.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Regulatory Matters

Through October 2004, Columbia of Ohio operated under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expired in October 2004, and the amended stipulation would have permitted Columbia of Ohio to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also have:
(1) extended Columbia of Ohio's CHOICE(R) program through October 2010; (2) provided Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and (3) allowed Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia of Ohio and a collaborative of parties. The order extended Columbia of Ohio's CHOICE(R) program only through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-system sales. The order allowed Columbia of Ohio to record post-in-service carrying charges on plant placed in service after October 2004 and allowed the deferral of property taxes and depreciation associated with such plant.

On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation, consistent with standard regulatory process, petitioned the PUCO for rehearing on the components which were modified in the order. That same day the Office of the Ohio Consumers' Counsel (OCC) also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the OCC filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

On May 5, 2004, the PUCO issued an order on rehearing, in which it denied the OCC's motion to dismiss and its application for rehearing. The PUCO granted, in part, the joint application filed by Columbia of Ohio and others. In granting the joint application for rehearing, in part, the PUCO did the following: (1) revised the term of the stipulation so that it runs through October 31, 2008;
(2) restored the mandate that required natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio; and (3) revised the mechanism applicable to Columbia of Ohio's sharing of off-system sales and capacity release revenue. Under the revised off-system sales/capacity release revenue sharing mechanism, Columbia of Ohio must now begin sharing such revenue with the customers when the annual revenue exceeds $25 million, instead of $35 million as originally proposed by Columbia of Ohio and other collaborative parties.

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

On June 3, 2004, Columbia of Ohio filed its proposed tariffs and accounting, as required. On June 9, 2004, the PUCO denied the OCC's Second Application for Rehearing. On July 29, 2004, the OCC filed an appeal with the Supreme Court of Ohio, contesting the PUCO's May 5, 2004 order on rehearing, which granted in part Columbia of Ohio's joint application for rehearing, and the PUCO's June 9, 2004 order, denying the OCC's Second Application for Rehearing. On August 4, 2004, Columbia of Ohio moved to intervene in the appellate proceeding.

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies (LDCs) to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. As of September 30, 2004, Columbia of Ohio has $48 million of uncollected accounts receivable pending future recovery. On October 1, 2004 Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider. On October 20, 2004 the PUCO issued an Entry that approved this request.
The PUCO's approval of this request will result in Columbia's commencement of recovery in November 2004 of the aforementioned deferred uncollectible accounts receivables and future bad-debt recovery requirements.

On June 11, 2004, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) signed a settlement agreement (Settlement Agreement) in its annual gas cost recovery proceeding with The Office of Consumer Advocate, The Office of Small Business Advocate, The Office of Trial Staff, and Commercial & Industrial Intervenors. Under the Settlement Agreement, the signatory parties agreed to financial incentive mechanisms for off-system sales and capacity release transactions performed by Columbia of Pennsylvania. Under the incentive mechanism, customers receive 100% of the total combined proceeds from off-system sales and capacity release transactions up to a benchmark of $6 million. After the benchmark is reached, Columbia of Pennsylvania will retain 50% of proceeds from the transactions; however, Columbia of Pennsylvania may never retain more than 40% of the actual net proceeds generated from off-system sales and capacity release transactions. The incentive mechanism begins October 1, 2004 and ends on September 30, 2006. On September 10, 2004, the Pennsylvania Public Utility Commission approved the Settlement Agreement.

All of the Columbia distribution companies hold long-term contracts for pipeline and storage services with its affiliate pipelines, Columbia Transmission and Columbia Gulf, and a majority of those contracts expired on October 31, 2004. The Columbia distribution companies are comprised of Columbia Gas of Kentucky, Inc., Columbia Gas of Maryland, Inc., Columbia of Ohio, Columbia of Pennsylvania, and Columbia Gas of Virginia, Inc. (Columbia of Virginia). Several distribution companies discussed their plan to renew pipeline and storage contracts with industry stakeholders to ensure the continued ability to serve the requirements of firm customers in a tightening capacity market. All contract negotiations between the distribution companies and Columbia Transmission and Columbia Gulf have been resolved prior to the contracts expiring. In addition, certain contracts were subject to the approval of the respective state regulatory agencies. On April 29, 2004, the Pennsylvania Public Utility Commission approved a request by Columbia of Pennsylvania to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Pennsylvania's storage contracts and approximately half of its pipeline contracts will be renewed for terms of fifteen years, while the remaining pipeline contracts will be renewed on a tiered basis for terms ranging from five or ten years. Columbia of Pennsylvania will also acquire additional capacity to meet customer requirements on peak days. In addition, on August 3, 2004, the Virginia State Corporation Commission approved a request by Columbia of Virginia to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Virginia's storage and pipeline contracts with Columbia Transmission and Columbia Gulf will be renewed for terms of fifteen years.

On February 28, 2003, Columbia Transmission filed with the Federal Energy Regulatory Commission (FERC) certain scheduled annual rate adjustments, designated as the Transportation Costs Rate Adjustment (TCRA), Retainage Adjustment Mechanism (RAM), and Electric Power Cost Adjustment (EPCA). These filings sought recovery, during the period April 1, 2003 through March 31, 2004, of certain expenses relating to transportation costs incurred by Columbia Transmission on interconnecting pipelines and electric costs incurred in the operation of certain compressors (TCRA and EPCA, respectively), as well as quantities of gas required by Columbia Transmission to operate its pipeline system RAM. The recovery of each of these costs occurs through a "tracker" which ensures full recovery of actual expenses. Each of the three filings was conditionally accepted by the FERC subject to refund and the filing of additional data by Columbia Transmission. On October 1, 2003, the FERC issued an order accepting Columbia Transmission's TCRA filing, and accepting the full recovery of upstream transportation costs. On February 11, 2004, the FERC issued an order regarding the annual EPCA filing, which upheld Columbia Transmission's ability to fully recover its electric costs, but required Columbia Transmission to implement a separate EPCA rate to recover electric power costs incurred by a newly expanded electric-powered compressor station from specific customers. The order also limits Columbia Transmission's ability to prospectively discount its EPCA rates. Management does not believe this order will have a material financial impact. On April 14, 2004 the FERC issued an order accepting Columbia Transmission's RAM filing and approving the full recovery of gas required in system operations. The FERC will permit parties to pursue certain issues raised in the 2003 filing

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

in connection with consideration of Columbia Transmission's 2004 RAM filing, which became effective April 1, 2004, and is currently pending.

Environmental Matters

On April 1, 2004, the U.S. Environmental Protection Agency (EPA) issued its final Phase II nitrogen oxide (NOx) regulation establishing NOx budgets for states. States will be developing State Implementation Plans (SIPs) which may impact certain compressor station engines/turbines owned by Columbia Transmission and Columbia Gulf. Columbia Transmission and Columbia Gulf will continue to monitor the development of SIPs, but anticipates that the cost will not be material.

The EPA has issued maximum achievable control technology (MACT) standards for hazardous air pollutants for stationary combustion turbines and reciprocating internal combustion engines. The final standards for turbines do not impose any additional compliance costs. The MACT for reciprocating internal combustion engines will only impact one Columbia Transmission facility and the estimated cost of compliance is expected to be immaterial.

On April 15, 2004, the EPA finalized the 8-hour ozone non-attainment areas. After designation, the Clean Air Act provides for a process for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas. Resulting state rules could require additional reductions in NOx. Columbia Transmission and Columbia Gulf will monitor implementation of the rules. While the outcome of such rulemakings is uncertain, the cost could be significant.

Proposed Millennium Pipeline Project

The proposed Millennium Pipeline Project (Millennium), in which Columbia Transmission is participating and will serve as developer and operator, will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The project is now being marketed in two phases. Phase 1 of the project is to begin at a proposed interconnect with the Empire State Pipeline (Empire), an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse. Empire would construct a lateral pipeline southward to connect with Millennium near Corning, N.Y. Millennium would extend eastward to an interconnect with Algonquin Gas Transmission at Ramapo, N.Y. As currently planned, Phase 2 would cross the Hudson River, linking to the New York City metropolitan market.

On September 19, 2002, the FERC issued its order granting final certificate authority for the original Millennium project and specified that Millennium may not begin construction until certain environmental and other conditions are met. One such condition, impacting what is now being marketed as Phase 2 of the project, is compliance with the Coastal Zone Management Act, which is administered by the State of New York's Department of State (NYDOS). NYDOS has determined that the Hudson River crossing plan is not consistent with the Act. Millennium's appeal of that decision to the United States Department of Commerce was denied. Millennium filed an appeal of the U.S. Department of Commerce ruling relating to the project's Hudson River crossing plan in the U.S. Federal District Court on February 13, 2004. The procedural schedule calls for all briefings to be completed by the first quarter of 2005.

During the second quarter of 2004, a Columbia affiliate purchased an additional interest in the project. Columbia intends to find another sponsor by the end of 2004 to purchase this interest. During the third quarter of 2004, KeySpan Millennium, L.L.C. (subsidiary of KeySpan Corporation) purchased the interest of West Coast Energy, Inc. (subsidiary of Duke Energy Corp.). The other sponsors are Columbia Transmission and MCN Energy Group, Inc. (subsidiary of DTE Energy Co.).

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

1. VIRGINIA NATURAL GAS, INC. V. COLUMBIA GAS TRANSMISSION CORP., FEDERAL ENERGY REGULATORY COMMISSION (FERC)

On January 13, 2004, Virginia Natural Gas, Inc. (VNG) filed with the FERC a "Complaint Seeking Compliance with the Natural Gas Act and with Regulations and Certificate Orders of the Federal Energy Regulatory Commission and Seeking Remedies" in Docket No. RP04-139. VNG alleged various violations during the winter of 2002-2003 by Columbia Gas Transmission Corp. (Columbia Transmission) of its firm service obligations to VNG. VNG sought monetary damages and remedies (exceeding $37 million), and also sought certain prospective remedies. On July 29, 2004, the FERC issued an order in which it refused to grant VNG any monetary damages and said such claims are best determined by a court of law. The FERC also agreed with Columbia Transmission, that Columbia Transmission had not abandoned its obligation to provide service and that it had not inappropriately continued interruptible service to the detriment of firm service. However, the FERC did find that Columbia Transmission had failed to exercise sufficient due diligence in its modifications to or its operation of vaporization equipment at its Chesapeake LNG facility and that Columbia Transmission had failed to deliver gas to VNG at 250 pounds per square inch gauge (psig) as called for by the agreement between VNG and Columbia Transmission. The FERC declined VNG's request to award damages in this case and, as noted above, stated that any claim for damages could best be determined by a court of law. Both VNG and Columbia Transmission sought rehearing of the FERC order, but the FERC denied the requests for rehearing at its October 26, 2004 public meeting.

2. STAND ENERGY CORPORATION, ET AL. V. COLUMBIA GAS TRANSMISSION CORPORATION, ET AL KANAWHA COUNTY COURT, WEST VIRGINIA, ATLANTIGAS CORPORATION V. NISOURCE, ET AL, U.S. DISTRICT COURT, NORTHERN DISTRICT OF MARYLAND AND TRIAD ENERGY RESOURCES, ET AL. V. NISOURCE, ET AL

In June 2002, Atlantigas Corporation filed a complaint in the U.S. District Court, District of Columbia. In March 2003, Triad Energy Resources filed a similar complaint in the U.S. District Court, District of Columbia. On September 29, 2003, the Atlantigas complaint was dismissed for lack of personal jurisdiction and Atlantigas filed a new complaint in the U.S. District Court of Northern Maryland on October 27, 2003. Based on the Court's decision on personal jurisdiction in Atlantigas, the plaintiffs in the Triad case dismissed that case on October 31, 2003 from the District of Columbia and indicated that the case would be refiled in another jurisdiction. On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia and on or about July 22, Atlantigas filed a voluntary notice of dismissal without prejudice in the case in the U.S. District Court of Northern Maryland, citing its joinder as a plaintiff in the Stand Energy case. All of these complaints contain allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf), and assert that those companies and certain "select shippers" engaged in an "illegal gas scheme" that violated federal anti-trust and state law. The "illegal gas scheme" complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Notice of Removal with the Federal Court in West Virginia on August 13, 2004 and a Motion to Dismiss on September 10, 2004. All briefing on the Motion to Dismiss is now complete.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Omitted pursuant to General Instruction H(2)(b)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Omitted pursuant to General Instruction H(2)(b)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction H(2)(b)

ITEM 5. OTHER INFORMATION

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

None

ITEM 6. EXHIBITS

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

SIGNATURE

COLUMBIA ENERGY GROUP AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Columbia Energy Group
                                                 ---------------------
                                                       (Registrant)

Date:  November 2, 2004              By:         /s/ Jeffrey W. Grossman
                                           -------------------------------------
                                                    Jeffrey W. Grossman
                                                       Vice President
                                               (Principal Accounting Officer
                                                and Duly Authorized Officer)