Form 10-K
period 2004-12-31
COLUMBIA ENERGY GROUP
filed 2005-03-09
CIK 22099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

(877) 647-5990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which Registered

New York Stock Exchange

Debentures
6.80% Series C due November 28, 2005	7.42% Series F due November 28, 2015
7.05% Series D due November 28, 2007	7.62% Series G due November 28, 2025
7.32% Series E due November 28, 2010

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

As of November 1, 2000, all shares of the registrant’s Common Shares, $.01 par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I. (1) (A) AND (B) OF FORM 10-K AND IS FILING THIS FORM 10-K UNDER THE REDUCED DISCLOSURE FORMAT.

Documents Incorporated by Reference

NONE

PART 1

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

Presentation of Segment Information

Columbia meets the conditions specified in General Instruction I(1)(a) and (b) to Form 10-K and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, such as NiSource Inc. (NiSource) that are reporting companies under the Securities Exchange Act of 1934. Accordingly, Management’s Narrative and Analysis of Results of Operations is included in this report, and Columbia has omitted from this report the information called for by Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Columbia operates in three segments: Gas Distribution Operations, Gas Transmission and Storage Operations, and Other Operations.

Gas Distribution Operations

Columbia’s five Gas Distribution Operations’ subsidiaries provide natural gas to approximately 2.2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. These operations include 33,935 miles of pipelines, 1,350 reservoir acres of underground storage, 8 storage wells and one compressor station with 800 horsepower (hp) of installed capacity. Columbia’s Gas Distribution Operations’ subsidiaries are involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the Columbia Gas Distribution Operations’ subsidiaries for transportation services.

Gas Transmission and Storage Operations

Columbia Gas Transmission Corporation (Columbia Transmission) has 877,144 acres of underground storage, 3,550 storage wells, 11,480 miles of interstate pipelines and 89 compressor stations with 597,004 hp of installed capacity. These operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and West Virginia. Columbia Gulf Transmission Company (Columbia Gulf) has 4,130 miles of transmission pipelines and 12 compressor stations with 479,102 hp of installed capacity. Columbia Gulf’s operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas, Wyoming, and the offshore Gulf of Mexico. The Gas Transmission and Storage Operations subsidiaries are engaged in several projects that will expand their facilities and throughput. The largest such project is the proposed Millennium Pipeline. The Millennium Pipeline is a project proposed by a partnership of energy companies including Columbia Transmission, which would replace parts of an existing Columbia Transmission pipeline. Another project is Hardy Storage, a Columbia Transmission partnership to develop a storage field in West Virginia to provide additional natural gas storage for the eastern United States.

Other Operations

Other Operations is primarily comprised of the remaining gas sales obligations of Columbia Energy Services Inc. (Columbia Energy Services), which was in the commercial and residential natural gas retail business, and the operations of the remaining microwave relay business.

For additional discussion of Columbia’s business segments, including financial information for the last three fiscal years, see the Notes to Consolidated Financial Statements.

ITEM 1 BUSINESS (continued)

Columbia Energy Group and Subsidiaries

Competition and Changes in the Regulatory Environment

The regulatory frameworks applicable to Columbia’s operations, at both the state and federal levels, continue to evolve. These changes have had and will continue to have an impact on Columbia’s operations, structure and profitability. Management continually seeks new ways to be more competitive and profitable in this changing environment, including providing gas customers with increased choices for products and services, and developing new energy-related products and services for residential, commercial and industrial customers.

Natural Gas Competition. Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets, which continue to evolve. During the past few years, local distribution company (LDC) customers and marketers began to purchase gas directly from producers and marketers and an open, competitive market for gas supplies emerged. This separation or “unbundling” of the transportation and other services offered by pipelines and LDCs allows customers to purchase the commodity independent of services provided by the pipelines and LDC’s. The LDC’s continue to purchase gas and recover the associated costs from their customers. Columbia’s Gas Distribution Operations’ subsidiaries are involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the Columbia Gas Distribution Operations’ subsidiaries for transportation services.

Other Relevant Business Information

Columbia’s customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.

As of December 31, 2004, Columbia had 3,740 employees of whom 1,051 were subject to collective bargaining agreements.

Columbia’s subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations, which are constantly changing, require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices that have subsequently become subject to environmental regulation. Information relating to environmental matters is detailed in Note 14-F, “Environmental Matters,” in the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

Information relating to properties is included in Item 1. Assets under lien and other guarantees are described in Note 14-C, “Assets Under Lien,” and Note 14-D, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements.

Neither Columbia Energy Group (Columbia) nor any subsidiary knows of material defects in the title to any real properties of the subsidiaries of Columbia or any material adverse claim of any right, title, or interest therein, pending or contemplated. Substantially all of Columbia Gas Transmission Corporation (Columbia Transmission)’s property has been pledged to Columbia as security for First Mortgage Bonds issued by Columbia Transmission to Columbia.

ITEM 3. LEGAL PROCEEDINGS

Columbia energy group and subsidiaries

1. Virginia Natural Gas, Inc. v. Columbia Gas Transmission Corporation, Federal Energy Regulatory Commission

On January 13, 2004, Virginia Natural Gas, Inc. (VNG) filed with the Federal Energy Regulatory Commission (FERC) a “Complaint Seeking Compliance with the Natural Gas Act and with Regulations and Certificate Orders of the Federal Energy Regulatory Commission and Seeking Remedies” in Docket No. RP04-139. VNG alleged various violations during the winter of 2002-2003 by Columbia Gas Transmission Corporation (Columbia Transmission) of its firm service obligations to VNG. VNG sought monetary damages and remedies (exceeding $37 million), and also sought certain prospective remedies. On July 29, 2004, the FERC issued an order in which it refused to grant VNG any monetary damages and said such claims are best determined by a court of law. The FERC also agreed with Columbia Transmission that Columbia Transmission had not abandoned its obligation to provide service and that it had not inappropriately continued interruptible service to the detriment of firm service. However, the FERC did find that Columbia Transmission had failed to exercise sufficient due diligence in its modifications to or its operation of vaporization equipment at its Chesapeake LNG facility and that Columbia Transmission had failed to deliver gas to VNG at 250 pounds per square inch gauge (psig) as called for by the agreement between VNG and Columbia Transmission. The FERC declined VNG’s request to award damages in this case and, as noted above, stated that any claim for damages could best be determined by a court of law. Both VNG and Columbia Transmission sought rehearing of the FERC order, but the FERC denied the requests for rehearing. Both Columbia Transmission and VNG have appealed the FERC’s decision to the United States Court of Appeals for the D.C. Circuit, where the appeals are currently pending.

2. Stand Energy Corporation, et al. v. Columbia Gas Transmission Corporation, et al Kanawha County Court, West Virginia

On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia. The complaint contains allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf), and asserts that those companies and certain “select shippers” engaged in an “illegal gas scheme” that constituted a breach of contract and violated state law. The “illegal gas scheme” complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Notice of Removal with the Federal Court in West Virginia on August 13, 2004 and a Motion to Dismiss on September 10, 2004. In October 2004, however, the plaintiffs filed their Second Amended Complaint, which clarified the identity of some of the “select shipper” defendants and added a federal antitrust cause of action. On January 6, 2005, the Court denied the Columbia companies’ motion to strike the Second Amended Complaint and granted the plaintiffs leave to amend. To address the issues raised in the Second Amended Complaint, the Columbia companies revised their briefs in support of the previously filed motions to dismiss and the motions are pending.

3. Vivian K. Kershaw et al. v. Columbia Natural Resources, Inc., et al., Chautauqua County Court, New York

Plaintiffs filed a complaint in 2000 against Columbia Natural Resources, Inc. (Columbia Natural Resources,) a former subsidiary, Columbia Transmission, Columbia Energy Group and Columbia Energy Resources, Inc. The complaint alleges that plaintiffs own an interest in oil and gas leases in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end-user and by improperly deducting post-production costs. Plaintiffs seek the alleged royalty underpayment and punitive damages. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases owned by the defendants. Discovery is proceeding regarding class certification issues.

ITEM 3. LEGAL PROCEEDINGS (continued)

Columbia energy group and subsidiaries

4. United States of America ex rel. Jack J. Grynberg v. Columbia Gas Transmission Corporation, et al., U.S. District Court, E.D. Louisiana

The plaintiff filed a complaint in 1997, under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf and Columbia Transmission. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mis-measuring the volume and heating content of natural gas produced on Federal land and Indian lands. The Plaintiff’s original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. The plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia Energy Group and thirteen affiliated entities (collectively, the “Columbia defendants”).

Plaintiff’s second complaint, filed in 1997, repeats the mis-measurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999.

The defendants, including the Columbia defendants, have filed motions to dismiss for lack of subject matter jurisdiction in this case. Oral argument on the motions to dismiss has been scheduled for the end of the first quarter of 2005.

5. Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court

The Plaintiffs, who are royalty owners, filed a lawsuit in early 2003 against Columbia Natural Resources alleging that Columbia Natural Resources underpaid royalties by improperly deducting post-production costs and not paying a fair value for the gas produced from their leases. Plaintiffs seek the alleged royalty underpayment and punitive damages claiming that Columbia Natural Resources fraudulently concealed the deduction of post-production charges. The court has certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from Columbia Natural Resources (and its predecessors or successors) on lands lying within the boundary of the State of West Virginia. All individuals, corporations, agencies, departments or instrumentalities of the United States of America are excepted from the class. Columbia Natural Resources appealed the decision certifying the class and the Supreme Court of West Virginia denied the appeal. Although NiSource sold Columbia Natural Resources in 2003, it remains obligated to manage this litigation and also remains at least partly liable for any damages awarded to the plaintiffs. In December 2004, the court granted plaintiffs’ motion to add NiSource Inc. and Columbia Energy Group as defendants. Trial is scheduled for early in the third quarter of 2005.

Refer to Note 14-B, “Other Legal Proceedings,” in the Notes to Consolidated Financial Statements for additional information regarding legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I. (2) (c).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Columbia energy group and subsidiaries

NiSource is the holder of record of all the outstanding common equity securities of Columbia.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I. (2)(a).

ITEM 7. MANAGEMENT’S NARRATIVE AND ANALYSIS OF RESULTS OF OPERATIONS

Columbia Energy Group and Subsidiaries

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

Note regarding forward-looking statements

The Management’s Narrative Analysis of Results of Operations, including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia Energy Group’s (Columbia) plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.

Realization of Columbia’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for Columbia’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom Columbia has no control, the scope, timing and impact of any outsourcing initiative, actual operating experience of Columbia assets, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of Columbia. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

Consolidated Review

Columbia’s income from continuing operations for 2004 was $403.7 million, a decrease of $74.4 million from 2003. Income from continuing operations for 2003 was $478.1 million, an increase of $44.9 million from 2002.

Taking into account income from continuing operations, discontinued operations and the change in accounting, Columbia reported net income of $407.4 million in 2004, a decrease of $5.7 million from the prior year. Columbia reported net income of $413.1 million in 2003, a decrease of $2.3 million from the prior year.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the twelve months ended December 31, 2004 were $1,740.5 million, a $32.0 million decrease compared with 2003. Gas Distribution Operations net revenues decreased $23.5 million, primarily as a result of reduced residential and commercial natural gas deliveries due to warmer weather of approximately $22 million compared to last year, lower revenues from contract cost reduction programs, reduced sales of retail products and releases of capacity amounting to $25.8 million, and reduced revenue from gas cost incentives of $4.3 million. These reductions in revenues were partially offset by $23.5 million of higher net revenues from regulatory strategies that included the regulatory stipulation agreement granted for Columbia Gas of Ohio, Inc. (Columbia of Ohio.) In addition, firm service contracts expired for both Columbia Gas Transmission Corporation and Columbia Gulf Transmission Company on October 31, 2004, which represented approximately 60% of the Gas Transmission and Storage Operations net annual revenues. The expiration of these contracts resulted in a reduction of 2004 revenue of $5.8 million. Based upon new commitments, the Gas

ITEM 7. MANAGEMENT’S NARRATIVE AND ANALYSIS OF RESULTS OF OPERATIONS (continued)

Columbia Energy Group and Subsidiaries

Transmission and Storage Operations segment is projecting a reduction of approximately $40 million in annual revenues under the replacement contracts, which represent approximately 5% of total Segment revenues. This projected reduction is expected to be partially offset by increased revenues resulting from remarketing efforts and new firm contracts.

Total consolidated net revenues of $1,772.5 million for 2003 reflected an increase of $35.4 million from 2002. Items that favorably impacted the year included colder weather during the heating season, which increased natural gas sales and deliveries in the first quarter amounting to approximately $34 million, increases in off systems sales, gas cost incentive mechanisms and contract cost reduction arrangements amounting to $9.0 million and non-weather related volume of $9.1 million. These favorable items were offset by lower interruptible service revenues and firm service revenues of $19.7 million in Gas Transmission and Storage Operations, a decrease in storage and transportation revenues of $13.1 million and higher cost trackers and gross receipts taxes generally offset in operating expenses.

Expenses

Operating expenses were $1,025.1 million in 2004, a $43.2 million increase from 2003 due primarily to the comparable 2003 period being favorably impacted by insurance recoveries of $4.0 million, the reversal of legal, environmental, and other accrued expenses of approximately $24.5 million and a $16.6 million gain on the sale of Columbia Service Partners, Inc. (Columbia Service Partners). Operating expenses for 2004 were favorably impacted by insurance recoveries and reserve adjustments of $14.3 million partially offset by an increase in depreciation expense of $6.1 million.

Operating expenses were $981.9 million in 2003, a slight decrease from 2002. Expense reductions for 2003 include insurance recoveries of $4.0 million, the reversal of legal, environmental, and other accrued expenses of approximately $24.5 million and a $16.6 million gain on the sale of Columbia Service Partners. In addition, the 2003 period was favorably impacted by approval of a bad debt tracker for Columbia of Ohio for the recovery of $25.2 million of previously uncollected accounts receivable, but much of this was offset by an increase in uncollectible accounts receivable expense amounting to $20.0 million. The 2002 period included $24.2 million of insurance recoveries for environmental expenses, a reduction in estimated sales taxes of $11.4 million related to sales of natural gas to customers of a subsidiary previously engaged in the retail and wholesale gas marketing business, and the net reduction of legal, environmental, and other accrued expenses of approximately $19.8 million.

Other Income (Deductions)

Other Income (Deductions) in 2004 reduced income $71.7 million compared to a reduction of $62.8 million in 2003. Interest expense of $96.5 million increased $11.9 million compared to the 2003 period primarily due to the termination of certain interest rate swap agreements.

Other Income (Deductions) in 2003 reduced income $62.8 million compared to a reduction of $92.3 million in 2002. Interest expense was $84.6 million for 2003, a decrease of $31.9 million from 2002 primarily due to lower short-term interest rates.

Income Taxes

Income tax expense in 2004 totaled $240.0 million, a decrease of $9.7 million from 2003, primarily as a result of lower pre-tax income in 2004 as compared to the earlier period partially offset by prior year tax adjustments that decreased the 2003 effective tax rate.

Income tax expense in 2003 totaled $249.7 million, an increase of $20.6 million from 2002, primarily as a result of higher pre-tax income in 2003 as compared to the earlier period.

Discontinued Operations

Income from discontinued operations (including gains and losses on disposition of discontinued operations) was $3.7 million in 2004 compared to a loss of $48.2 million in 2003 and a loss of $17.8 million in 2002. The current year’s income from discontinued operations, after-tax, is mostly the result of a reduction in estimated income taxes associated with Columbia’s former exploration and production subsidiary, Columbia Energy Resources, Inc. (CER). In 2003, an after-tax loss of $46.4 million was related to the sales of CER. Also in 2003, Columbia recorded a loss on the sale of Columbia Transmission Communications Corporation (Transcom) of $1.3 million. The 2002 results

ITEM 7. MANAGEMENT’S NARRATIVE AND ANALYSIS OF RESULTS OF OPERATIONS (continued)

Columbia Energy Group and Subsidiaries

were unfavorably impacted by a charge of $51.3 million, after-tax, that was recognized as a result of the continuing depressed market for dark fiber and Columbia’s decision to exit the telecommunications business.

Change in Accounting

The change in accounting in 2003 of $16.8 million, net-of-tax, resulted from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations.

Liquidity and Capital Resources

A significant portion of Columbia’s operations, most notably in the gas distribution and gas transportation business is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand together with external short-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

Operating Activities. Net cash from operating activities for the twelve months ended December 31, 2004 was $696.8 million, an increase of $531.3 million from a year ago. This change was due primarily to a use of approximately $442 million from working capital changes during the comparable 2003 period versus $64 million use this year. The 2003 impact to working capital resulted from a decrease of exchange gas payables, accounts payable, and other current liabilities that were accrued at the end of 2002.

Investing Activities. On September 30, 2003, Columbia sold Columbia Service Partners, Inc. (Columbia Service Partners) for approximately $22.5 million. In the third quarter of 2003, Columbia recognized a pre-tax gain of $16.6 million related to the sale. Columbia Service Partners had been reported as assets held for sale.

On August 29, 2003, Columbia sold its exploration and production subsidiary, CER to a subsidiary of Triana Energy Holdings for $330 million, plus the assumption of obligations to deliver approximately 94 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. On January 28, 2003, Columbia’s former subsidiary Columbia Natural Resources, Inc. sold its interest in certain natural gas exploration and production assets in New York for approximately $95 million. Columbia has accounted for CER as discontinued operations and has adjusted periods after 1999 accordingly. During 2003, Columbia recognized an after-tax loss of $46.4 million related to the sales.

Financing Activities. Columbia subsidiaries satisfy their liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. These subsidiaries may borrow or invest, on an intercompany basis, a cumulative maximum of $1.13 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.25 billion revolving credit facility with a syndicate of banks. The credit facility is guaranteed by NiSource Inc. (NiSource). As of December 31, 2004, Columbia had $440.7 million invested in the NiSource Money Pool.

Non-Trading Risks

Commodity price risk resulting from non-trading activities at Columbia’s rate-regulated subsidiaries is limited, since regulations allow recovery of prudently incurred gas costs through the rate-making process. If states should explore additional regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional ratemaking process and may be more exposed to commodity price risk.

On May 12, 2004, Columbia terminated all remaining fixed-to-variable interest rate swap agreements. Columbia received an aggregate settlement payment of $1.8 million, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt.

ITEM 7. MANAGEMENT’S NARRATIVE AND ANALYSIS OF RESULTS OF OPERATIONS (continued)

Columbia Energy Group and Subsidiaries

On April 11, 2003, Columbia entered into fixed-to-variable interest rate swap agreements in a notional amount of $100 million with two counterparties. Columbia received payments based upon a fixed 7.42% interest rate and paid a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 2.39% per annum. There was no exchange of premium at the initial date of the swaps. These interest rate swap agreements were terminated on May 12, 2004.

On April 4, 2003, Columbia terminated a fixed-to-variable interest rate swap agreement in a notional amount of $100 million. Columbia received a settlement payment from the counterparty amounting to $8.2 million, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt.

On September 3, 2002, Columbia entered into new fixed-to-variable interest rate swap agreements totaling $281.5 million with three counterparties effective as of September 5, 2002. Under the agreements, Columbia received payments based upon a fixed 7.32% interest rate and paid a floating interest amount based on U.S. 6-month BBA LIBOR plus 2.66% per annum. There were no exchange of premium at inception of the swaps. These interest rate swap agreements were terminated on May 12, 2004.

Sale of Trade Accounts Receivable

On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to Columbia of Ohio Receivables Corporation (CORC), a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreement, which replaced a prior similar agreement, expires in May 2005, but can be renewed if mutually agreed to by both parties. As of December 31, 2004, $137.7 million of accounts receivable had been sold by CORC.

Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.

Credit Ratings

On July 8, 2003, Moody’s Investors Service affirmed the senior unsecured ratings of NiSource at Baa3, and the existing ratings of all other subsidiaries, concluding a review for possible downgrade that began on May 13, 2003. Moody’s ratings outlook for NiSource and its subsidiaries is now “stable”. On June 30, 2003, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource and the BBB+ rating for Columbia. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On June 16, 2003, Standard and Poor’s affirmed its senior unsecured ratings of NiSource at BBB, and the existing ratings of all other subsidiaries. Standard and Poor’s outlook for NiSource and all of its subsidiaries was revised from negative to stable.

Columbia is the principal for surety bonds issued to guarantee performance under forward gas sales agreements. The surety bonds related to forward gas sales under agreements with Mahonia II Limited have indemnity values amounting to approximately $71.1 million as of December 31, 2004, which decline over time and have ratings triggers if the credit rating of Columbia falls below BBB at Standard and Poor’s or Baa2 at Moody’s. Columbia’s long-term debt ratings are currently BBB and Baa2 at Standard and Poor’s and Moody’s, respectively. The collateral requirement from a downgrade below the ratings trigger levels would require the posting of a letter of credit of approximately $71.1 million declining over time. In another, but unrelated transaction, the surety, in accordance with the terms of its indemnity agreement, required Columbia to post a letter of credit in the face amount of approximately $131 million, declining over time, to support the bonds. At December 31, 2004, the total amount of letters of credit required with respect to this transaction was $89.4 million.

ITEM 7. MANAGEMENT’S NARRATIVE AND ANALYSIS OF RESULTS OF OPERATIONS (continued)

Columbia Energy Group and Subsidiaries

Contractual Obligations and Commercial Commitments

Columbia has certain contractual obligations that extend beyond 2005. The obligations include long-term debt, lease obligations, and purchase obligations for pipeline capacity, transportation and storage services by Columbia’s Gas Distribution Operations subsidiaries. The total contractual obligations in existence at December 31, 2004 and their maturities were:

(in millions)	Total	2005	2006	2007	2008	2009	After

Long-term debt	$1,355.2	$281.5	$—	$281.5	$—	$—	$792.2
Capital leases	2.6	0.4	0.5	0.4	0.4	—	0.9
Operating leases	119.2	20.0	20.3	17.7	14.8	11.6	34.8
Unconditional purchase obligations	333.0	61.8	56.6	50.9	37.2	27.3	99.2

Total contractual obligations	$1,810.0	$363.7	$77.4	$350.5	$52.4	$38.9	$927.1

In addition, Columbia has obligations associated with interest and tax payments. For 2005, Columbia projects that it will be required to make interest and tax payments of approximately $509.3 million. Also, Columbia expects to make contributions of $0.6 million to its pension plans and $28.7 million to its postretirement medical and life plans in 2005.

Columbia has made certain commercial commitments that extend beyond 2005. The commitments include guarantees, which support commercial activities. The total commercial commitments in existence at December 31, 2004, including commercial commitments for discontinued operations, and the years in which they expire were:

(in millions)	Total	2005	2006	2007	2008	2009	After

Guarantees supporting commodity transactions of subsidiaries	$701.1	$50.0	$476.9	$30.6	$50.9	$53.5	$39.2
Other guarantees	154.2	50.0	—	—	—	2.2	102.0

Total commercial commitments	$855.3	$100.0	$476.9	$30.6	$50.9	$55.7	$141.2

Of the commercial commitments outstanding shown above, Columbia had approximately $2.3 million of capital lease obligations recorded on its Consolidated Balance Sheets at December 31, 2004.

Capital Expenditures and Other Investing Activities

The table below reflects actual capital expenditures and other investing activities by segment for 2004 and 2003 and an estimate for year 2005:

(in millions)	2005E	2004	2003

Gas Distribution Operations	$140.2	$127.1	$112.3
Gas Transmission and Storage Operations	203.6	129.8	119.4
Other	—	7.2	—

Total	$343.8	$264.1	$231.7

For 2004, capital expenditures and other investing activities were $264.1 million, an increase of $32.4 million over 2003. The Gas Distribution Operations segment’s capital program in 2004 included initiatives to extend service to new areas and develop future markets through new services that may be added to the existing business and to create a potential new pool of customers, as well as expenditures to ensure safe, reliable and improved service to customers and modernize and upgrade facilities. The Gas Transmission and Storage Operations segment invested primarily in modernizing and upgrading facilities and meeting the needs of existing and new customers through the construction of significant new facilities, either wholly-owned by Columbia or in partnership with other qualified project participants. Capital expenditures in Other Operations mainly comprise partnership investments.

For 2005, the projected capital program is expected to be $343.8 million, which is $79.7 million higher than the 2004 level. This higher spending is mainly due to increased expenditures for pipeline integrity related work and growth initiatives in the Gas Transmission and Storage Operations segment and system upgrades in the Gas Distribution Operations segment to maintain service and reliability. The program is expected to be funded primarily with cash from operations.

ITEM 7. MANAGEMENT’S NARRATIVE AND ANALYSIS OF RESULTS OF OPERATIONS (continued)

Columbia Energy Group and Subsidiaries

Pension Funding

Due to strong equity markets, the fair value of Columbia’s pension fund assets as of September 30, 2004, have increased for the second year in a row. Additionally, $15.1 million in employer contributions were made during 2004 to the company’s qualified and non-qualified pension plans. Columbia expects market returns to revert to normal levels as demonstrated in historical periods and expects to contribute $0.6 million in 2005 to the pension plans and may provide additional funding for the pension obligations if returns on plan assets fall short of the assumed 9.0% long-term earnings rate assumption. As a result of the increase in the fair value of the plan assets, Columbia expects pension expense for 2005 to decrease approximately $2.8 million from the amount recognized in 2004. See Note 9, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.

Off Balance Sheet Arrangements

Columbia has issued guarantees that support up to approximately $701.1 million of commodity-related payments to satisfy requirements under forward gas sales agreements of a former subsidiary. These guarantees were provided to counter parties in order to facilitate physical and financial transactions. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets. In addition, Columbia has other guarantees, purchase commitments and operating leases. Refer to Note 6, “Risk Management Activities,” and Note 14, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information about Columbia’s off balance sheet arrangements.

In addition, Columbia has sold certain accounts receivable. Columbia’s accounts receivable program qualifies for sale accounting because it meets the conditions specified in Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Columbia does not retain any interest in the receivables under these programs. Refer to Note 13, “Fair Value of Financial Instruments,” in the Notes to Consolidated Financial Statements for additional information on these agreements.

Other Information

Critical Accounting Policies

Columbia applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on Columbia’s results of operations and Consolidated Balance Sheets.

Basis of Accounting for Rate-Regulated Subsidiaries. SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Columbia’s rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $681.5 million and $394.9 million at December 31, 2004, and $594.4 million and $382.7 million at December 31, 2003, respectively. For additional information, refer to Note 1-D, “Basis of Accounting for Rate-Regulated Subsidiaries,” in the Notes to Consolidated Financial Statements.

In the event that regulation significantly changes the opportunity for Columbia to recover its costs in the future, all or a portion of Columbia’s regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Columbia’s existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, Columbia would be required to apply the provisions of SFAS No.

ITEM 7. MANAGEMENT’S NARRATIVE AND ANALYSIS OF RESULTS OF OPERATIONS (continued)

Columbia Energy Group and Subsidiaries

101, “Regulated Enterprises – Accounting for the Discontinuation of Application of Financial Accounting Standards Board (FASB) Statement No. 71.” In management’s opinion, Columbia’s regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Certain of the regulatory assets reflected on Columbia’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, Columbia believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $148.2 million at December 31, 2004. If Columbia determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.

Accounting for Risk Management Activities. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as subsequently amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149 (collectively referred to as SFAS No. 133,) the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered in revenues through rates.

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

Although Columbia applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is high. Columbia generally uses New York Mercantile Exchange (NYMEX) exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural-gas-related businesses. Columbia had $159.6 million and $145.7 million of price risk management assets and $4.9 million and $3.3 million of price risk management liabilities, all primarily related to hedges, at December 31, 2004 and 2003, respectively. The amount of unrealized gains recorded to other comprehensive income was $103.7 million and $87.7 million at December 31, 2004 and 2003, respectively.

Pensions and Postretirement Benefits. Columbia has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, among other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of Columbia’s pensions and other postretirement benefits see Note 9, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for information regarding recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Columbia Energy Group and Subsidiaries

See Note 6, “Risk Management Activities,” in the Notes to Consolidated Financial Statements for a discussion of risk management activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Columbia Energy Group and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia Energy Group and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder of Columbia Energy Group:

We have audited the accompanying consolidated balance sheets of Columbia Energy Group (a Delaware corporation, the “Corporation” and a wholly owned subsidiary of NiSource Inc.) and subsidiaries as of December 31, 2004 and 2003, and the related statements of consolidated income, common stock equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Note 1.S. to the consolidated financial statements, effective January 1, 2003, the Corporation adopted Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations.”

DELOITTE & TOUCHE LLP

Columbus, Ohio
March 7, 2005

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
STATEMENTS OF CONSOLIDATED INCOME

Year ended December 31, (in millions)	2004	2003	2002

Net Revenues
Distribution	$2,203.2	$2,020.4	$1,623.7
Transportation and Storage	921.8	945.9	938.9
Other	85.1	74.9	32.7
Affiliated revenues	11.4	9.3	16.2

Gross Revenues	3,221.5	3,050.5	2,611.5
Cost of Sales	1,480.8	1,273.2	871.0
Cost of Sales - Affiliated	0.2	4.8	3.4

Total Net Revenues	1,740.5	1,772.5	1,737.1

Operating Expenses
Operation and maintenance	678.8	664.2	658.1
Depreciation and amortization	169.3	163.2	163.2
Loss (Gain) on sale of assets	1.2	(18.4)	(5.6)
Other taxes	175.8	172.9	166.8

Total Operating Expenses	1,025.1	981.9	982.5

Operating Income	715.4	790.6	754.6

Other Income (Deductions)
Interest expense	(93.2)	(78.5)	(111.6)
Interest expense - affiliated	(3.3)	(6.1)	(4.9)
Interest income	6.0	6.3	9.1
Interest income - affiliated	14.2	14.2	12.8
Other, net	4.6	1.3	2.3

Total Other Income (Deductions)	(71.7)	(62.8)	(92.3)

Income from Continuing Operations before Income Taxes and Change in Accounting	643.7	727.8	662.3
Income Taxes	240.0	249.7	229.1

Income from Continuing Operations before Change in Accounting	403.7	478.1	433.2

Income (Loss) from Discontinued Operations - net of taxes	2.1	(0.5)	33.5
Gain (Loss) on Disposition of Discontinued Operations - net of taxes	1.6	(47.7)	(51.3)
Change in Accounting - net of taxes	—	(16.8)	—

Net Income	$407.4	$413.1	$415.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)	2004	2003

ASSETS
Property, Plant and Equipment
Utility Plant	$8,338.5	$8,248.9
Accumulated depreciation and amortization	(3,718.7)	(3,696.4)

Net utility plant	4,619.8	4,552.5

Other property, at cost, less accumulated depreciation	2.0	1.8

Net Property, Plant and Equipment	4,621.8	4,554.3

Investments and Other Assets
Assets of discontinued operations and assets held for sale	23.4	20.7
Unconsolidated affiliates	41.7	33.5
Other investments	41.7	40.9

Total Investments	106.8	95.1

Current Assets
Cash and cash equivalents	13.5	13.7
Cash invested in the NiSource money pool	440.7	56.2
Restricted cash	5.4	3.6
Accounts receivable (less reserve of $10.5 and $15.5, respectively)	263.1	301.6
Accounts receivable - affiliated	11.7	9.2
Unbilled revenue (less reserve of $8.9 and $2.1, respectively)	164.4	145.8
Gas inventory	285.7	246.3
Underrecovered gas and fuel costs	239.4	163.7
Materials and supplies, at average cost	17.0	22.2
Price risk management assets	45.7	35.2
Exchange gas receivable	131.7	145.1
Regulatory assets	87.9	92.0
Prepayments and other	74.0	75.8

Total Current Assets	1,780.2	1,310.4

Other Assets
Price risk management assets	113.9	110.5
Regulatory assets	354.2	338.7
Intangible assets, less accumulated amortization	1.4	0.9
Deferred charges and other	121.0	99.1
Other receivables - affiliated	21.7	23.9

Total Other Assets	612.2	573.1

Total Assets	$7,121.0	$6,532.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)	2004	2003

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity
Additional paid-in-capital	$1,419.5	$1,408.2
Retained earnings	1,439.2	1,081.8
Accumulated other comprehensive income and other common stock equity	104.1	88.1

Total common stock equity	2,962.8	2,578.1

Long-term debt, excluding amounts due within one year	1,075.9	1,368.1

Total Capitalization	4,038.7	3,946.2

Current Liabilities
Current portion of long-term debt	281.9	0.3
Short-term borrowings	0.1	—
Accounts payable	310.7	206.9
Accounts payable-affiliated	19.4	25.8
Customer accounts receivable credit balances and deposits	122.2	109.5
Taxes accrued	120.2	147.1
Interest accrued	11.4	13.6
Overrecovered gas and fuel costs	1.6	2.3
Price risk management liabilities	4.9	3.3
Exchange gas payable	323.7	288.4
Current deferred revenue	23.2	19.6
Regulatory liabilities	24.5	71.3
Accrued liability for postretirement and postemployment benefits	33.5	30.3
Deferred income taxes	104.7	72.1

Other accruals	156.0	138.0

Total Current Liabilities	1,538.0	1,128.5

Other Liabilities and Deferred Credits
Deferred income taxes	814.9	740.6
Deferred investment tax credits	25.5	26.9
Deferred credits	47.8	49.1
Noncurrent deferred revenue	86.9	112.9
Accrued liability for postretirement and postemployment benefits	84.5	103.1
Regulatory liabilities	368.8	309.1
Other noncurrent liabilities	115.9	116.5

Total Other Liabilities and Deferred Credits	1,544.3	1,458.2

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$7,121.0	$6,532.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2004	2003	2002

Operating Activities
Net income	$407.4	$413.1	$415.4
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation, depletion, and amortization	169.3	163.2	163.2
Net changes in price risk management assets and liabilities	(7.7)	4.0	(40.9)
Deferred income taxes and investment tax credits	109.9	117.6	91.5
Deferred revenue	(22.4)	(14.5)	(15.9)
Stock compensation expense	0.6	0.7	—
(Gain) Loss on sale of assets	1.2	(18.4)	(5.6)
Change in accounting, net of tax	—	16.8	—
Income from unconsolidated affiliates	—	—	(2.8)
Loss (Gain) on sale of discontinued operations	(1.6)	47.7	51.3
Loss (Income) from discontinued operations	(2.1)	0.5	(33.5)
Other	(1.5)	(1.2)	(0.3)
Changes in assets and liabilities:
Restricted cash	(1.8)	20.6	4.9
Accounts receivable and unbilled revenue	1.3	33.1	143.4
Inventories	(34.3)	(32.4)	(19.8)
Accounts payable	85.6	(96.5)	40.1
Customer deposits	1.3	3.2	7.0
Taxes accrued	(13.5)	(71.1)	(43.8)
Interest accrued	(2.2)	(5.2)	1.9
(Under) Overrecovered gas and fuel costs	(76.4)	(28.3)	(62.5)
Exchange gas receivable/payable	101.8	(185.0)	212.6
Other accruals	1.8	(92.1)	(99.1)
Prepayments and other current assets	0.4	12.1	(13.4)
Regulatory assets/liabilities	17.9	19.2	21.4
Postretirement and postemployment benefits	(7.5)	10.1	19.8
Deferred credits	(1.3)	7.5	17.8
Deferred charges and other noncurrent assets	(29.8)	(2.6)	22.0
Other noncurrent liabilities	0.4	(69.2)	8.2

Net Cash Flows from Continuing Operations	696.8	252.9	882.9
Net Cash Flows used for Discontinued Operations	—	(87.4)	(73.4)

Net Cash Flows from Operating Activities	696.8	165.5	809.5

Investing Activities
Capital expenditures	(254.1)	(244.6)	(257.5)
Proceeds from disposition of assets	3.4	453.6	—
Other investing activities	(11.6)	(18.3)	(5.2)

Net Cash Flows (used for) or from Investing Activities	(262.3)	190.7	(262.7)

Financing Activities
Retirement of long-term debt	—	—	(281.7)
Change in short-term debt	(0.2)	(0.8)	(71.8)
Dividends paid - common shares	(50.0)	(300.0)	(202.1)

Net Cash Flows used for Financing Activities	(50.2)	(300.8)	(555.6)

Increase (decrease) in cash and cash equivalents	384.3	55.4	(8.8)
Cash and cash equivalents at beginning of year	69.9	14.5	23.3

Cash and cash equivalents at end of period	$454.2	$69.9	$14.5

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$100.2	$89.8	$119.1
Interest capitalized	1.5	1.2	3.3
Cash paid for income taxes	147.7	216.3	162.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY AND COMPREHENSIVE INCOME

	Common Stock				Accumulated
	Shares		Additional		Other
	Outstanding	Par	Paid In	Retained	Comprehensive		Comprehensive
(in millions, except for share amounts)	(Thousands)	Value	Capital	Earnings	Income (Loss)	Total	Income

Balance at January 1, 2002	3	$—	$1,380.1	$755.3	$51.3	$2,186.7

Comprehensive Income:
Net income				415.4		415.4	415.4
Net unrealized gains on derivatives, net of tax					12.6	12.6	12.6
Gain on available for sale securities, net of tax					0.4	0.4	0.4
Minimum pension liability, net of tax					(20.0)	(20.0)	(20.0)

Total Comprehensive Income							408.4
Cash dividends:
Common stock				(202.1)		(202.1)
Tax benefit allocation (See Note 1N)			12.7			12.7

Balance at December 31, 2002	3	$—	$1,392.8	$968.6	$44.3	$2,405.7

Comprehensive Income:
Net income				413.1		413.1	413.1
Net unrealized gains on derivatives, net of tax					22.7	22.7	22.7
Gain on foreign currency translation, net of tax					0.9	0.9	0.9
Minimum pension liability, net of tax					20.2	20.2	20.2

Total Comprehensive Income							456.9
Cash dividends:
Common stock				(299.9)		(299.9)
Tax benefit allocation (See Note 1N)			15.4			15.4

Balance at December 31, 2003	3	$—	$1,408.2	$1,081.8	$88.1	$2,578.1

Comprehensive Income:
Net income				407.4		407.4	407.4
Net unrealized gains on derivatives, net of tax					16.0	16.0	16.0

Total Comprehensive Income							423.4
Cash dividends:
Common stock				(50.0)		(50.0)
Tax benefit allocation (See Note 1N)			11.3			11.3

Balance at December 31, 2004	3	$—	$1,419.5	$1,439.2	$104.1	$2,962.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies

A. Principles of Consolidation. Columbia Energy Group (Columbia) is a wholly owned subsidiary of NiSource Inc. (NiSource) and was acquired by NiSource on November 1, 2000. The consolidated financial statements include the accounts of Columbia and its wholly-owned subsidiaries after the elimination of all intercompany accounts and transactions. Investments for which at least a 20% interest is owned, certain joint ventures and limited partnership interests of more than 3% are accounted for under the equity method. Except where noted above and in the event where Columbia has significant influence, investments with less than a 20% interest are accounted for under the cost method. In the second quarter of 2004, a Columbia affiliate purchased an additional interest in the Millennium Pipeline Project that temporarily raised the company’s interest in the project entities above the 50% threshold normally requiring consolidation. As of December 31, 2004, Columbia did not consolidate the Millennium Pipeline Project entities because it plans to transfer this additional interest to other sponsors in the first half of 2005.

Certain amounts in 2003 and 2002 have been reclassified to conform to the current year presentation.

B. Cash, Cash Equivalents, and Restricted Cash. Columbia considers all investments with original maturities of three months or less to be cash equivalents. Columbia reports amounts deposited in brokerage accounts for margin requirements in the restricted cash balance sheet caption. In addition, Columbia has amounts deposited in trust to satisfy requirements for the provision of various property, liability, workers compensation, and long-term disability insurance, which is classified as restricted cash and disclosed as an operating cash flow on the Statement of Consolidated Cash Flows.

Columbia subsidiaries may invest or borrow through the NiSource Money Pool. Columbia had $440.7 million and $56.2 million invested in the NiSource Money Pool at December 31, 2004 and 2003, respectively.

C. Investments in Debt and Equity Securities. Columbia’s investments in debt and marketable securities are carried at fair value and are designated as available-for-sale. These investments are included within “Other investments” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income. These investments are monitored for other than temporary declines in market value. Realized gains and losses and permanent impairments are reflected in the Statements of Consolidated Income.

At December 31, 2004 and December 31, 2003, respectively, approximately $36 million and $32 million of investments were pledged as collateral for trust accounts related to Columbia’s wholly owned insurance company.

D. Basis of Accounting for Rate-Regulated Subsidiaries. Columbia’s rate-regulated subsidiaries follow the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71). SFAS No. 71 provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

In the event that regulation significantly changes the opportunity for Columbia to recover its costs in the future, all or a portion of Columbia’s regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Columbia’s existing regulatory assets and liabilities could result. If transition cost recovery was approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, Columbia would be required to apply the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuation of Application of Financial Accounting Standards Board (FASB) Statement No. 71.” In management’s opinion, Columbia’s regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

Regulatory assets and liabilities were comprised of the following items:

At December 31, (in millions)	2004	2003

Assets
Environmental costs	$2.3	$7.3
Postemployment and postretirement benefits costs	105.6	110.8
Percent of income plan receivables	43.1	43.4
Retirement income plan costs	16.2	22.4
Regulatory effects of accounting for income taxes	75.8	79.6
Post in-service carrying charges	13.8	14.1
Underrecovered gas costs	239.4	163.7
Uncollectible accounts receivable	43.0	36.7
Depreciation expense	131.7	103.0
Other	10.6	13.4

Total Regulatory Assets	$681.5	$594.4

Liabilities
Rate refunds and reserves	$4.9	$2.7
Overrecovered gas costs	1.6	2.3
Regulatory effects of accounting for income taxes	21.8	24.6
Transition capacity cost	71.2	68.7
Cost of removal (see Note 15)	294.0	282.7
Other	1.4	1.7

Total Regulatory Liabilities	$394.9	$382.7

Regulatory assets of approximately $533.2 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered as components of cost of service over a remaining life of up to 11 years. Regulatory assets of approximately $148.2 million require specific rate action. Columbia reclassified its cost of removal as of December 31, 2002 from accumulated depreciation to regulatory liabilities and other removal costs on the Consolidated Balance Sheets and, upon adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations” (SFAS No. 143), recharacterized the liability as a regulatory liability as of December 31, 2003.

In Columbia Gas of Ohio, Inc.’s (Columbia of Ohio) 1999 rate agreement, the Public Utilities Commission of Ohio (PUCO) authorized Columbia of Ohio to revise its depreciation accrual rates for the period January 1, 1999 through October 31, 2004. The revised depreciation rates are lower than those which would have been utilized if Columbia of Ohio were not subject to regulation and, accordingly, a regulatory asset has been established for the difference. The amount of depreciation that would have been recorded for 2004 had Columbia of Ohio not been subject to rate regulation is $36.4 million, a $20.5 million increase over the $15.9 million reflected in rates. The amount of depreciation that would have been recorded for 2003 had Columbia of Ohio not been subject to rate regulation is $36.6 million, a $22.1 million increase over the $14.5 million reflected in rates. The balance of the regulatory asset was $131.7 million and $103.0 million as of December 31, 2004 and 2003, respectively.

E. Utility Plant and Other Property and Related Depreciation and Maintenance. Property, plant and equipment (principally utility plant) are stated at cost. The rate-regulated subsidiaries record depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties.

For rate-regulated companies, an allowance for funds used during construction (AFUDC) is capitalized on all classes of property except organization, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service, reducing gross interest expense during the respective construction period. The pre-tax rate for AFUDC was 2.7% in 2004, 2.0% in 2003, and 2.8% in 2002. Short-term borrowings were used to fund construction efforts for all three years presented. The short-term rates in 2004 increased as compared to short-term rates in 2003, while short-term interest rates declined in 2003 from 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

Generally, Columbia’s subsidiaries follow the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When property that represents a retired unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, net of salvage, is charged to the accumulated provision for depreciation.

Columbia’s subsidiaries provide for annual depreciation on a composite straight-line basis. The average annual depreciation rates for the Gas Distribution Operations’ subsidiaries’ property were 2.5%, 2.6% and 2.7% in 2004, 2003, and 2002, respectively. The average annual depreciation rates for the Gas Transmission and Storage Operations’ subsidiaries’ property were 2.4%, 2.3% and 2.3% in 2004, 2003, and 2002, respectively.

F. Intangible Assets. Intangible assets are recorded at cost (i.e. estimated fair value) and are amortized on a straight-line basis. At December 31, 2004 and 2003, Columbia had intangible assets of $1.4 million and $0.9 million, respectively, which mainly reflected the additional minimum liability associated with the unrecognized prior service cost of the pension plans pursuant to SFAS No. 87, “Employers’ Accounting for Pensions.”

G. Revenue Recognition. Columbia’s Gas Distribution Operations segment bills customers on a monthly cycle billing basis. Revenues are recorded on the accrual basis and include estimates for gas delivered. Cash received in advance from sales of commodities to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the commodities.

Columbia’s Gas Transmission and Storage Operations segment revenues are recorded as services are provided and are billed to customers on a monthly basis. Revenues are recorded on the accrual basis and include estimates for services provided.

H. Estimated Rate Refunds. Certain rate-regulated subsidiaries collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management’s current judgment of the ultimate outcomes of the proceedings. No provisions are made when, in the opinion of management, the facts and circumstances preclude a reasonable estimate of the outcome.

I. Accounts Receivable Sales Program. Columbia enters into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of accounts receivable in the accompanying Consolidated Balance Sheets and as operating cash flows in the accompanying Statements of Consolidated Cash Flows. The costs of this program, which are based upon the purchasers’ level of investment and borrowing costs, are charged to other income in the accompanying statements of consolidated income.

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

K. Gas Cost Adjustment Clause. Columbia’s Gas Distribution Operations’ subsidiaries defer most differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.

L. Gas Inventory. The Gas Distribution Operations subsidiaries’ gas inventory is carried at cost on a last-in, first-out (LIFO) basis. The excess of replacement cost of gas inventory at December 31, 2004 and 2003, over the carrying value is approximately $327.6 million and $246.3 million, respectively. Liquidation of LIFO layers related to gas delivered by the Gas Distribution Operations subsidiaries does not affect income since the effect is passed through to customers as part of purchased gas adjustment tariffs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

M. Accounting for Risk Management Activities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as subsequently amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149 (collectively referred to as SFAS No. 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted as normal under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

Columbia uses a variety of derivative instruments (exchange traded futures & options, physical forwards & options, financial commodity swaps, and interest rate swaps) to effectively manage its commodity price risk and interest rate risk exposure. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. For the years ended December 31, 2004, 2003 and 2002 the ineffectiveness on Columbia’s hedged instruments was immaterial.

Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is not expected to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered in revenues through rates. When gains and losses are recognized in earnings, they are recognized in cost of sales for derivatives that correspond to commodity risk activities and are recognized in interest expense for derivatives that correspond to interest-rate risk activities.

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

To the extent certain deferred income taxes of the regulated companies are recoverable or payable through future rates, regulatory assets and liabilities have been established. Regulatory assets for income taxes are primarily attributable to property related tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate-making process. Regulatory liabilities for income taxes are primarily attributable to the regulated companies’ obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal income tax rate currently being credited to ratepayers using the average rate assumption method and unamortized deferred investment tax credits.

Columbia joins in the filing of consolidated federal and state income tax returns with its parent company, NiSource, and certain of NiSource’s other affiliated companies. Columbia and its subsidiaries are parties to a tax allocation agreement under which the consolidated tax is allocated among the members of the group in proportion to each member’s relative contribution to the group’s consolidated tax liability. Additionally, NiSource’s tax benefits from its tax losses are allocated to its subsidiaries and recognized as adjustments to equity. The amount of tax benefits allocated to Columbia for the 2003 and 2002 tax years were $11.3 million and $15.4 million. These amounts were recorded in equity in the 2004 and 2003 periods, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

O. Environmental Expenditures. Columbia accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and site-specific costs. The liability is adjusted as further information is discovered or circumstances change. The reserves for estimated environmental expenditures are recorded on the statement of financial position in “Other Accruals” for short-term portions of these liabilities and “Other Non-current Liabilities” for the respective long-term portions of these liabilities. Rate-regulated subsidiaries applying SFAS No. 71 establish regulatory assets on the Consolidated Balance Sheets to the extent that future recovery of environmental remediation costs is probable through the regulatory process.

P. Affiliated Company Transactions. Columbia receives executive, financial, sales and marketing, and administrative and general services from an affiliate, NiSource Corporate Services Company (NCS), a wholly-owned subsidiary of NiSource. The costs of these services that are charged to Columbia consist primarily of employee compensation and benefits and expenses incurred by NCS employees for the benefit of Columbia. These costs totaled $163.3 million, $152.3 million and $193.2 million for 2004, 2003 and 2002, respectively.

Columbia recorded gas sales, transportation and storage revenues from affiliates of $11.4 million, $9.3 million and $16.2 million and purchased natural gas from affiliated companies in the amount of $0.2 million, $4.8 million and $3.4 million during 2004, 2003 and 2002, respectively.

At December 31, 2004, Columbia had $440.7 million invested in the NiSource Money Pool. At December 31, 2003, Columbia had $56.2 million invested in the NiSource Money Pool.

Columbia had notes receivable from NCS totaling $23.9 million at December 31, 2004 and 2003, of which $21.7 million and $23.9 million was non-current at December 31, 2004 and December 31, 2003, respectively. The interest is payable semi-annually and is based on rates ranging from 7.3% to 8.1%. The maturities range from November 2005 to November 2025.

Q. Excise Taxes. Columbia accounts for excise taxes that are customer liabilities by separately stating on its invoices the tax to its customers and recording amounts invoiced as liabilities payable to the applicable taxing jurisdiction. These types of taxes, comprised largely of sales taxes collected, are presented on a net basis affecting neither revenues nor cost of sales. Columbia accounts for other taxes for which it is liable by recording a liability for the expected tax with a corresponding charge to “Other Taxes” expense.

R. Amortization of Software Costs. External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis over a period of five to ten years. Columbia amortized $12.1 million in 2004, $9.7 million in 2003 and $9.2 million in 2002 related to software costs.

S. Asset Retirement Obligations. Columbia accounts for retirement obligations on its assets in accordance with SFAS No. 143. This accounting standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. The rate-regulated subsidiaries defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71.

Columbia adopted the provisions of SFAS No. 143 on January 1, 2003, and as a result an asset retirement obligation liability of $49.2 million was recognized, of which $40.9 million was related to assets sold in 2003. In addition, Columbia capitalized $19.3 million in additions to plant assets, net of accumulated amortization, of which $10.9 million was related to assets sold in 2003. The cumulative after-tax effect of adopting SFAS No. 143 amounted to $16.8 million. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

Columbia’s accumulated depreciation and amortization was $294.0 million and $282.7 million at December 31, 2004 and 2003, respectively, based on rates for estimated removal costs embedded in composite depreciation rates. Columbia reclassified its cost of removal as of December 31, 2002 from accumulated depreciation to regulatory liabilities and other removal costs on the Consolidated Balance Sheets and upon adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations” recharacterized the liability as a regulatory liability as of December 31, 2003.

For the twelve months ended December 31, 2004, and December 31, 2003, Columbia recognized accretion expense of $0.2 million and $0.6 million, respectively. Accretion expense decreased in 2004 as compared to 2003 due to certain assets becoming fully accreted and the sale of three Transmission storage fields. The sale reduced the retirement obligations liability by approximately $2.8 million. The asset retirement obligations liability totaled $5.9 million and $8.4 million at December 31, 2004, and December 31, 2003, respectively.

2. Recent Accounting Pronouncements

SFAS No. 123 (revised 2004) — Share-Based Payment (SFAS No. 123R). In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after June 15, 2005, using a modified version of the prospective application.

Columbia anticipates that the adoption of this statement in the third quarter of 2005 will not have a material impact to Columbia’s financial position or results of operations for 2005.

FASB Staff Position (FSP) No. FAS 106-2 — Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). (Supersedes FSP 106-1— Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.) On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Columbia had previously elected to defer accounting for the effects of this pronouncement, as allowed by FSP 106-1. On July 1, 2004, Columbia adopted the provisions of FSP 106-2. The impact of accounting for the federal subsidy was not material to Columbia’s financial position or results of operations.

FASB Interpretation No. 46 (Revised December 2003) — Consolidation of Variable Interest Entities (FIN 46R). On January 17, 2003, the FASB issued FIN 46R which required a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On December 18, 2003, the FASB deferred the implementation of FIN 46R to the first quarter of 2004. The adoption of FIN 46R on January 1, 2004 did not have an effect on Columbia’s financial position or results of operations.

3. Restructuring Activities

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia by NiSource. In 2000, these restructuring initiatives included a severance program, a voluntary early retirement program, and a transition plan to implement operational efficiencies throughout the company. In 2001, NiSource’s restructuring initiatives focused on creating operating efficiencies in

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

the Gas Distribution Operations segment. During 2002, Columbia implemented a restructuring initiative which resulted in employee terminations throughout the organization mainly affecting executive and other management-level employees.

In connection with these restructuring initiatives, a total of approximately 915 management, professional, administrative and technical positions have been identified for elimination. As of December 31, 2004, approximately 900 employees had been terminated, of whom approximately 3 employees were terminated during 2004. At December 31, 2004 and 2003, the Consolidated Balance Sheets reflected liabilities of $14.1 million and $17.2 million related to the restructuring initiatives, respectively. Of the remaining restructuring liability, $12.3 million was related to facility exit costs. During 2004 and 2003, payments of $4.5 million and $13.8 million were made in association with the restructuring initiatives, respectively. Additionally, during 2004, the liability associated with the restructuring initiatives was increased by $1.4 million due to a change in estimated expenses related to previous restructuring initiatives and an accrual for vacant office space. The increase in the estimated liability was reflected in “Operation and Maintenance” expense.

4. Discontinued Operations and Assets Held for Sale

In May 2004, Columbia Gas Transmission Corporation (Columbia Transmission) identified certain facilities as being non-core to the operation of the pipeline system. As a result, Columbia Transmission is in the process of selling these facilities to third parties. Columbia has accounted for the assets of these facilities, with a net book value of approximately $14.2 million, as assets held for sale. During the third quarter of 2004, $1.1 million of these assets were sold for a nominal amount. In the fourth quarter of 2004, Columbia Transmission signed a letter of intent to sell an additional facility valued at $4.2 million, which was classified as an asset held for sale. Columbia is also actively pursuing a buyer of certain assets formerly held by Columbia Transmission Communications Corporation (Transcom) valued at $6.1 million.

On September 30, 2003, Columbia sold Columbia Service Partners, Inc. (Columbia Service Partners) for approximately $22.5 million. In 2003, Columbia recognized a pre-tax gain of $16.6 million related to the sale. Columbia Service Partners had been reported as assets held for sale.

On August 29, 2003, Columbia sold its exploration and production subsidiary, Columbia Energy Resources, Inc. (CER), to a subsidiary of Triana Energy Holdings (Triana). Under the CER sales agreement, Triana, an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P. (MSCP), purchased all of the stock of CER for $330 million, plus the assumption of obligations to deliver approximately 94 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. The sale transferred 1.1 trillion cubic feet of natural gas reserves. Approximately $220 million of after-tax cash proceeds from the sale were used to reduce NiSource’s debt. In addition, a $213 million liability related to the forward sales contracts was removed from the Consolidated Balance Sheets. On January 28, 2003, Columbia’s former subsidiary Columbia Natural Resources, Inc. sold its interest in certain natural gas exploration and production assets in New York for approximately $95 million. Columbia has accounted for CER as discontinued operations and has adjusted all periods presented accordingly. During 2004, Columbia realized after-tax net income due primarily to tax adjustments, while an after-tax loss of $46.4 million related to the sale of CER was recorded in 2003.

During 2002, Columbia decided to exit the telecommunications business. The results of operations related to Transcom were displayed as discontinued operations on Columbia’s Statement of Consolidated Income and its assets and liabilities were separately aggregated and reflected as assets and liabilities of discontinued operations on the Consolidated Balance Sheets in 2002. On September 15, 2003, Columbia sold 100% of its shares in Transcom. During 2003, Columbia recognized an additional after-tax loss of $1.3 million related to the sale.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

Results from discontinued operations of CER (including the New York State properties,) and Transcom are provided in the following table:

Twelve Months ended December 31, (in millions)	2004	2003	2002
Revenues from discontinued operations	$—	$104.1	$210.6

Income (Loss) from discontinued operations	(10.5)	1.3	55.1
Income tax expense (benefit)	(12.6)	1.8	21.6

Net Income (Loss) from discontinued operations	$2.1	$(0.5)	$33.5

The assets of discontinued operations and assets held for sale were net property, plant, and equipment of $23.4 million and $20.7 million at December 31, 2004 and December 31, 2003, respectively.

5. Regulatory Matters

Gas Distribution Operations Related Matters
Changes in gas industry regulation, which began in the mid-1980s at the federal level, have broadened to retail customers at the state level. For many years, large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Gas Distribution Operations’ facilities for transportation services. Beginning in the mid-1990s, Gas Distribution Operations has provided these “CHOICE®” programs for its retail customers. Through the month of December 2004, approximately 656,000 of Gas Distribution Operations’ residential and small commercial and industrial customers selected an alternate supplier.

Gas Distribution Operations continues to offer CHOICE® opportunities through regulatory initiatives in all of its jurisdictions. While CHOICE® programs generally provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Gas Distribution Operations expects to play a substantial role in supplying gas commodity services to its customers for the foreseeable future. Customer participation in some of these programs can leave the Gas Distribution Operations subsidiaries with pipeline capacity for which it has contracted but no longer has a need. The state commissions in jurisdictions served by Gas Distribution Operations are at various stages in addressing methods for recovering the cost of such capacity. Gas Distribution Operations is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered. Methodologies for mitigating or recovering these costs include the use of assets available from previous funding mechanisms, incentive sharing mechanisms, reducing levels of reserved pipeline capacity and mandatory assignment of pipeline capacity to alternative suppliers.

Through October 2004, Columbia of Ohio’s rates were established by regulatory stipulation approved by the PUCO. On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio’s regulatory framework from November 2004 through October 2010. Most of Columbia of Ohio’s volumetric capacity under contracts with interstate pipelines expired on October 31, 2004, and the amended stipulation would have provided Columbia of Ohio with guaranteed recovery of the costs of renewing those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also have: (1) extended Columbia of Ohio’s CHOICE® program from November 1, 2004 through October 2010; (2) provided Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE® program; and (3) allowed Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation. The order extended Columbia of Ohio’s CHOICE® program through December 31, 2007 and declined to pre-approve the amount of firm interstate pipeline capacity for which Columbia of Ohio could contract and receive assurance of cost recovery. In addition, the PUCO made other modifications which would limit Columbia of Ohio’s ability to generate revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE® program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the amount of revenues generated through off-system sales or capacity release transactions. The order allowed

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

Columbia of Ohio to record post-in-service carrying charges on plant placed in service between October 2004 and December 31, 2007, and allowed the deferral of property taxes and depreciation associated with such plant for that same time frame.

On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation (Joint Petitioners), consistent with standard regulatory process, petitioned the PUCO for rehearing on the components which were modified in the March 11 order. That same day the Office of the Ohio Consumers’ Counsel (OCC) also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the OCC filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

On May 5, 2004, the PUCO issued an order on rehearing, in which it denied the OCC’s motion to dismiss and its application for rehearing. The PUCO granted part of the joint application filed by Columbia of Ohio and others. The PUCO modified its previous orders. Specifically, it (1) revised the term of the stipulation so that it extends through October 31, 2008; (2) restored the mandate that natural gas marketers participating in the CHOICE® program obtain 75% of their interstate pipeline capacity directly from Columbia of Ohio; and (3) revised the mechanism applicable to Columbia of Ohio’s sharing of off-system sales and capacity release revenue. Under the revised off-system sales/capacity release revenue sharing mechanism, Columbia of Ohio will begin sharing such revenue with the customers after the annual revenue exceeds $25 million, instead of $35 million as originally proposed in the stipulation. This order further provided for Columbia of Ohio to retain a portion of net revenues provided through regulatory strategies and to record post-in-service carrying charges on plant placed in service between October 2004 and October 2008, and allowed the deferral of property taxes and depreciation associated with such plant for that same time frame.

Columbia of Ohio and the other signatory parties to the stipulation accepted the PUCO’s modifications. Nevertheless, on May 14, 2004, the OCC filed a Second Application for Rehearing. Therein, the OCC argued that the Joint Petitioners did not meet the statutory requirements for an application for rehearing, and thus the PUCO’s rehearing order was unlawful. The OCC also argued that the rehearing order was void as it resulted from settlement negotiations from which the OCC was excluded. The OCC also continued to challenge the PUCO’s treatment of off-system sales and capacity release revenues, and post-in-service carrying charges and related deferrals.

On June 3, 2004, Columbia of Ohio filed its proposed tariffs and accounting. On June 9, 2004, the PUCO denied the OCC’s Second Application for Rehearing. On July 29, 2004, the OCC filed an appeal with the Supreme Court of Ohio, contesting the PUCO’s May 5, 2004 order on rehearing, which granted in part Columbia of Ohio’s joint application for rehearing, and the PUCO’s June 9, 2004 order, denying the OCC’s Second Application for Rehearing. Columbia of Ohio intervened in the appellate proceeding. The briefing process has been completed and the parties are waiting for the Supreme Court of Ohio to schedule oral arguments.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies (LDCs) to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad-debt recovery requirements in November 2004. As of December 31, 2004, Columbia of Ohio has $43 million of uncollected accounts receivable pending future recovery.

On December 2, 2004, Columbia of Ohio filed two applications with the Ohio Power Siting Board, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. Columbia of Ohio also filed requests for waivers from certain of the Board’s requirements. The waivers were approved on February 4, 2005. The application is currently pending, awaiting further Board action.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

On September 10, 2004, the Pennsylvania Public Utility Commission approved a settlement agreement among Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania), The Office of Consumer Advocate, The Office of Small Business Advocate, The Office of Trial Staff, and Commercial & Industrial Intervenors in Columbia of Pennsylvania’s annual gas cost recovery proceeding. Under the Settlement Agreement, the signatory parties agreed to financial incentive mechanisms for off-system sales and capacity release transactions performed by Columbia of Pennsylvania. Under the incentive mechanism, customers receive 100% of the total combined proceeds from off-system sales and capacity release transactions up to a benchmark of $6 million. After the benchmark is reached, Columbia of Pennsylvania will retain 50% of proceeds from the transactions; however, Columbia of Pennsylvania may never retain more than 40% of the actual net proceeds generated from off-system sales and capacity release transactions. The incentive mechanism began October 1, 2004 and ends on September 30, 2006.

All of the Columbia distribution companies hold long-term contracts for pipeline and storage services with its affiliate pipelines, Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf), and a majority of those contracts expired on October 31, 2004. The Columbia distribution companies are comprised of Columbia Gas of Kentucky, Inc. (Columbia of Kentucky), Columbia Gas of Maryland, Inc., Columbia of Ohio, Columbia of Pennsylvania, and Columbia Gas of Virginia, Inc. (Columbia of Virginia). Several distribution companies discussed their plan to renew pipeline and storage contracts with industry stakeholders to ensure the continued ability to serve the requirements of firm customers in a tightening capacity market. All contract negotiations between the distribution companies and Columbia Transmission and Columbia Gulf were resolved prior to the contracts expiring. In addition, certain contracts were subject to the approval of the respective state regulatory agencies. On April 29, 2004, the Pennsylvania Public Utility Commission approved a request by Columbia of Pennsylvania to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Pennsylvania’s storage contracts and approximately half of its pipeline contracts will be renewed for terms of fifteen years, while the remaining pipeline contracts will be renewed on a tiered basis for terms ranging from five to ten years. Columbia of Pennsylvania will also acquire additional capacity to meet customer requirements on peak days. In addition, on August 3, 2004, the Virginia State Corporation Commission approved a request by Columbia of Virginia to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Virginia’s storage and pipeline contracts with Columbia Transmission and Columbia Gulf will be renewed for terms of fifteen years.

Gas Transmission and Storage Operations Related Matters
On February 11, 2004, the FERC issued an order regarding the annual Electric Power Cost Adjustment (EPCA) filing, which upheld Columbia Transmission’s ability to fully recover its electric costs, but required Columbia Transmission to implement a separate EPCA rate to recover from specific customers the electric power costs incurred by a newly expanded electric-powered compressor station. The order also limits Columbia Transmission’s ability to prospectively discount its EPCA rates. On December 22, 2004, the FERC issued an order affirming Columbia Transmission’s right to recover its actual electric costs and removed the obligation to make a separate filing to recover these costs from specific customers. The FERC permitted Columbia Transmission to revisit the method for recovering the costs in a new filing. Management does not believe this order will have a material financial impact.

On April 14, 2004 the FERC issued an order accepting Columbia Transmission’s Retainage Adjustment Mechanism (RAM) filing and approving the full recovery of gas required in system operations. The FERC will permit parties to pursue certain issues raised in the 2003 filing in connection with consideration of Columbia Transmission’s 2004 RAM filing, which became effective April 1, 2004, and is currently pending.

6. Risk Management Activities

Columbia uses derivative financial instruments to manage certain risks in its business including commodity price risk. Columbia accounts for its derivatives under SFAS No. 133, as amended. Refer to Note 1-M, “Accounting for Risk Management Activities,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

Hedging Activities. Many of the risk management programs in use by Columbia’s operating companies qualify for hedge accounting. The cash flow hedge activity affecting other comprehensive income for the years 2004 and 2003 was as follows:

(in millions, net of tax)	2004	2003
Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$87.7	$65.0

Unrealized hedging gains arising during the period on derivatives qualifying as cash flow hedges	44.7	17.9

Reclassification adjustment for net loss (gain) included in net income	(28.7)	4.8

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$103.7	$87.7

Unrealized gains and losses on Columbia’s hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets include price risk management assets related to unrealized gains and losses on hedges of $159.6 million and $145.7 million at December 31, 2004 and 2003, respectively, of which $45.7 million and $35.2 million were included in “Current Assets” and $113.9 million and $110.5 million were included in “Other Assets.”

During 2004 and 2003, no amounts were recognized in earnings due to the change in value of certain derivative instruments primarily representing time value. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During 2004 and 2003, Columbia reclassified no amounts related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $29.7 million, net of tax.

Commodity Price Risk Programs. For regulatory incentive purposes, Columbia Gas of Kentucky, Columbia of Ohio, and Columbia of Pennsylvania, (collectively, the “Columbia LDCs”) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” The remaining change is recognized currently in earnings. The Consolidated Balance Sheets reflected $4.6 million and $3.3 million of price risk management liabilities associated with the programs at December 31, 2004 and December 31, 2003, respectively.

Columbia of Pennsylvania uses New York Mercantile Exchange (NYMEX) derivative contracts to minimize risk associated with gas price volatility. This derivative hedging program must be marked to fair value, but because these derivatives are used within the framework of its gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $0.3 million and zero of price risk management liabilities associated with these programs at December 31, 2004 and December 31, 2003, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

Interest Rate Risk Activities. On May 12, 2004, Columbia terminated all remaining fixed-to-variable interest rate swap agreements. Columbia received an aggregate settlement payment of $1.8 million, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt.

On April 11, 2003, Columbia entered into fixed-to-variable interest rate swap agreements in a notional amount of $100 million with two counterparties. Columbia received payments based upon a fixed 7.42% interest rate and paid a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 2.39% per annum. There was no exchange of premium at the initial date of the swaps. These interest rate swap agreements were terminated on May 12, 2004.

On April 4, 2003, Columbia terminated a fixed-to-variable interest rate swap agreement containing a notional amount of $100 million. Columbia received a settlement payment from the counterparty amounting to $8.2 million, which will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

On September 3, 2002, Columbia entered into new fixed-to-variable interest rate swap agreements totaling $281.5 million with three counterparties effective as of September 5, 2002. Under the agreements, Columbia received payments based upon a fixed 7.32% interest rate and paid a floating interest amount based on U.S. 6-month BBA LIBOR plus 2.66% per annum. There was no exchange of premium at inception of the swaps. These interest rate swap agreements were terminated on May 12, 2004.

7. Equity Investment Subsidiaries

Certain investments of Columbia are accounted for under the equity method of accounting. Income and losses are reflected in net income on Columbia’s Statements of Consolidated Income. All investments shown as limited partnerships are limited partnership interests.

In the second quarter of 2004, a Columbia affiliate purchased an additional interest in the Millennium Pipeline Project that temporarily raised the company’s interest in the project entities above the 50% threshold normally requiring consolidation. As of December 31, 2004, Columbia did not consolidate the Millennium Pipeline Project entities because it plans to transfer this additional interest to other sponsors in the first half of 2005.

The following is a list of Columbia’s equity investments at December 31, 2004.

		% of Voting
		Power or
Investee	Type of Investment	Interest Held
Millennium Pipeline Company, L.P.	Limited Partnership	68.5
Millennium Pipeline Management Company, L.L.C.	LLC Membership	68.5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

8. Income Taxes

The components of income tax expense were as follows:

Year Ended December 31, (in millions)	2004	2003	2002
Income Taxes
Current
Federal	$118.6	$115.5	$136.1
State	11.5	16.6	1.5

Total Current	130.1	132.1	137.6

Deferred
Federal	101.5	109.4	70.4
State	9.8	9.6	22.5

Total Deferred	111.3	119.0	92.9

Deferred Investment Credits	(1.4)	(1.4)	(1.4)

Income Taxes From Continuing Operations	$240.0	$249.7	$229.1

Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2004		2003		2002
Book income from Continuing Operations before income taxes	$643.7		$727.8		$662.3
Tax expense at statutory Federal income tax rate	225.3	35.0%	254.7	35.0%	231.8	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of Federal income tax benefit	13.8	2.1	17.0	2.3	15.6	2.4
Estimated non-deductible expenses	1.6	0.2	—	—	1.1	0.2
Prior year tax adjustments	0.3	—	(19.9)	(2.7)	(16.1)	(2.4)
Other, net	(1.0)	—	(2.1)	(0.3)	(3.3)	0.6

Income Taxes from Continuing Operations	$240.0	37.3%	$249.7	34.3%	$229.1	34.6%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

Deferred income taxes resulted from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of Columbia’s net deferred tax liability were as follows:

At December 31, (in millions)	2004	2003
Deferred tax liabilities
Accelerated depreciation and other property differences	$817.5	$743.1
Unrecovered gas costs	82.3	36.0
Other regulatory assets	198.8	179.4
SFAS No. 133 and price risk adjustments	56.0	47.2

Total Deferred Tax Liabilities	1,154.6	1,005.7

Deferred tax assets
Deferred investment tax credits and other regulatory liabilities	(139.1)	(118.0)
Pension and other postretirement/postemployment benefits	(42.8)	(38.6)
Environmental liabilities	(16.1)	(18.2)
Other accrued liabilities	(29.5)	(16.9)
Other, net	(7.5)	(1.3)

Total Deferred Tax Assets	(235.0)	(193.0)

Less: Deferred income taxes related to current assets and liabilities	104.7	72.1

Non-Current Deferred Tax Liability	$814.9	$740.6

Other, net includes state income tax loss benefits of $6.8 million and $7.9 million for 2004 and 2003, respectively. These tax loss carry forward benefits expire after 2009.

9. Pension and Other Postretirement Benefits

Columbia provides defined contribution plans and noncontributory defined benefit retirement plans that cover its employees. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, Columbia provides health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for Columbia. The expected cost of such benefits is accrued during the employees’ years of service. Current rates of rate-regulated companies include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts. Columbia uses September 30 as its measurement date for its pension and postretirement benefit plans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

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

The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension plan for investment purposes. The asset mix and acceptable minimum and maximum ranges established represents a long-term view and are as follows:

Asset Mix Policy of Total Fund:

Asset Category	Minimum	Maximum
Domestic Equities	40%	60%
International Equities	10%	20%
Fixed Income	15%	45%
Real Estate/Alternative Investments	0%	10%
Short-Term Investments	0%	10%

Pension Plan and Postretirement Plan Asset Mix at September 30, 2004:

	Defined Benefit		Post Retirement
(in millions)	Pension Assets	9/30/2004	Welfare Plan Assets	9/30/2004
Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$381.0	49.3%	$95.9	54.8%
International Equities	126.0	16.3%	32.6	18.6%
Fixed Income	221.0	28.6%	45.5	26.0%
Real Estate/Alternative Investments	37.9	4.9%	—	0.0%
Short-Term Investments	7.0	0.9%	1.0	0.6%

Total	$772.9	100.0%	$175.0	100.0%

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

Columbia pension fund assets earned a return of 12.8% for the plan year ended September 30, 2004 and 22.0% for the plan year ended September 30, 2003. However, the discount rate used to measure the accumulated benefit obligation has decreased over the past two years, which slightly offset the fair-value increase in the pension assets. In accordance with SFAS No. 87, Columbia adjusted its minimum pension liability at December 31, 2004 and 2003. The adjustment for 2004 was not material. The 2003 adjustment resulted in a decrease to the retirement benefit liabilities of $34.3 million, a decrease in intangible assets of $2.0 million, a decrease to deferred income tax assets of $12.1 million and an increase to other comprehensive income of $20.2 million after-tax. Columbia expects pension expense for 2005 to decrease approximately $2.8 million and other post-retirement benefits expense to remain approximately the same from the amounts recognized in 2004. In addition, Columbia expects to make contributions of $0.6 million to its pension plans and $28.7 million to its postretirement medical and life plans in 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables provide a reconciliation of the plans’ funded status and amounts reflected in Columbia’s Consolidated Balance Sheets at December 31 based on a September 30 measurement date:

	Pension Benefits		Other Benefits
(in millions)	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$833.4	$769.9	$345.1	$288.6
Service cost	19.3	17.0	4.3	3.7
Interest cost	49.9	51.4	20.4	19.5
Plan participants’ contributions	—	—	1.0	—
Plan amendments	(0.3)	6.6	—	11.0
Actuarial loss	28.4	56.6	24.5	42.7
Benefits paid	(67.7)	(68.1)	(22.9)	(20.3)

Benefit obligation at end of year	$863.0	$833.4	$372.4	$345.2

Change in plan assets
Fair value of plan assets at beginning of year	$736.1	$668.3	$152.4	$121.3
Actual return (loss) on plan assets	89.5	135.7	19.0	26.3
Employer contributions	15.0	0.2	25.5	25.1
Plan participants’ contributions	—	—	1.0	—
Benefits paid	(67.7)	(68.1)	(22.9)	(20.3)

Fair value of plan assets at end of year	$772.9	$736.1	$175.0	$152.4

Funded status	$(90.1)	$(97.3)	$(197.4)	$(192.8)
Contributions made after measurement date and before fiscal year end	—	0.1	6.5	6.3
Unrecognized actuarial loss	101.0	100.2	76.6	60.0
Unrecognized prior service cost	9.4	10.6	9.7	10.1

Net amount recognized at end of year	$20.3	$13.6	$(104.6)	$(116.4)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit liability	$22.7	$15.7
Accrued benefit liability	(3.6)	—
Intangible asset	1.2	0.3

Net amount recognized at end of year	$20.3	$16.0

Other comprehensive loss attributable to change in additional minimum liability recognition	$—	$(35.4)

(in millions)	2004	2003	2004	2003

Weighted-average assumptions as of September 30,
Discount rate assumption	6.00%	6.25%	6.00%	6.25%
Compensation growth rate assumption	4.0%	4.0%	—	—
Medical cost trend assumption	—	—	5.0%	5.0%
Assets earnings rate assumption	9.0%	9.0%	7.0%	9.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the company’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees.

		Other	Federal
	Pension	Post-retirement	Subsidy
(in millions)	Benefits	Benefits	(Receipts)

Year(s)
2005	$67.1	$29.2	$(0.4)
2006	69.7	31.0	(0.5)
2007	70.7	32.2	(0.6)
2008	73.6	33.1	(0.8)
2009	73.3	33.7	(0.9)
2010-2014	414.0	164.1	(7.2)

The following table provides the components of the plans’ net periodic benefits cost (benefit) for each of the three years:

	Pension Benefits			Other Benefits
(in millions)	2004	2003	2002	2004	2003	2002

Net periodic cost
Service cost	$19.3	$17.1	$20.4	$4.3	$3.7	$8.1
Interest cost	49.9	51.4	50.0	20.4	19.5	17.4
Expected return on assets	(63.1)	(56.9)	(69.7)	(12.6)	(8.8)	(8.5)
Amortization of transitional obligation	—	—	0.9	—	—	—
Amortization of prior service cost	1.0	0.5	1.2	0.4	(0.3)	1.3
Recognized actuarial (gain) loss	1.2	3.3	(0.3)	1.5	0.7	(0.7)
Settlement gain	—	—	—	—	—	—
Curtailment gain	—	—	—	—	—	—

Net Periodic Benefits Cost	$8.3	$15.4	$2.5	$14.0	$14.8	$17.6

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point	1% point
(in millions)	increase	decrease

Effect on service and interest components of net periodic cost	$2.3	$(2.1)
Effect on accumulated postretirement benefit obligation	19.4	(18.3)

10. Common Stock Equity

All of Columbia’s common equity shares are beneficially held by NiSource.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Long-Term Debt

The long-term debt (exclusive of current maturities) of Columbia and its subsidiaries is as follows:

At December 31, (in millions)	2004	2003

Columbia Energy Group Debentures
6.80% Series C due November 28, 2005	$—	$281.5
7.05% Series D due November 28, 2007	281.5	281.5
7.32% Series E due November 28, 2010	281.5	281.5
7.42% Series F due November 28, 2015	281.5	281.5
7.62% Series G due November 28, 2025	229.2	229.2
Fair value adjustment of debentures for interest rate swap agreements	—	11.2

Total Debentures	1,073.7	1,366.4

Subsidiary debt—Capital lease obligations	2.2	1.7

Total Long-Term Debt	$1,075.9	$1,368.1

In May 2004, Columbia terminated its fixed-to-variable interest rate swap agreements. The interest rate swaps were designated as fair value hedges. The effectiveness of the interest rate swaps in offsetting the exposure to changes in the debt’s fair value was measured using the short-cut method pursuant to SFAS No. 133. Columbia had no net gain or loss recognized in earnings due to hedging ineffectiveness from prior years. Refer to Note 6, “Risk Management Activities,” in the Notes to Consolidated Financial Statements for further information regarding interest rate swaps.

The aggregate maturities of long-term debt and capitalized lease obligations during the next five years are as follows:

(in millions)

2005	$281.9
2006	0.5
2007	281.9
2008	0.4
2009	—
After	793.1

Total long-term debt	$1,357.8

12. Short-Term Borrowings

Columbia subsidiaries satisfy their liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. These subsidiaries may borrow, on an intercompany basis, a cumulative maximum of $1.13 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.25 billion revolving credit facility with a syndicate of banks. The credit facility is guaranteed by NiSource. As of December 31, 2004, Columbia had $440.7 million invested in the NiSource Money Pool.

At December 31, 2004, approximately $41.0 million of investments were pledged as collateral for trust accounts related to Columbia’s wholly owned insurance company.

13. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Investments. Where feasible, the fair value of investments is estimated based on market prices for those or similar investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
At December 31, (in millions)	2004	2004	2003	2003

Long-term investments	$39.0	$39.0	$36.2	$36.2
Long-term debt (including current portion)	1,357.8	1,414.3	1,368.4	1,475.8

The long-term debt relates to utility operations. The utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

Sale of Trade Accounts Receivable. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to Columbia of Ohio Receivables Corporation (CORC), a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreement, which replaced a prior similar agreement, expires in May 2005, but can be renewed if mutually agreed to by both parties. As of December 31, 2004, $137.7 million of accounts receivable had been sold by CORC.

Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.

Columbia’s accounts receivable program qualifies for sale accounting based upon the conditions met in SFAS No. 140 “Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities.” In the agreement, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Columbia does not retain any interest in the receivables under the agreement.

14. Other Commitments and Contingencies

A. Capital Expenditures and Other Investing Activities. Columbia expects that approximately $343.8 million will be expended for construction and other investment purposes during 2005. Of this amount, $140.2 million is for the Gas Distribution Operations and $203.6 million is for the Gas Transmission and Storage Operations.

B. Other Legal Proceedings. In the normal course of its business, Columbia and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims would not have a material adverse impact on Columbia’s consolidated financial position or results of operations.

C. Assets Under Lien. Substantially all of Columbia Transmission’s properties have been pledged to Columbia as security for debt owed by Columbia Transmission to Columbia.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

C. Guarantees and Indemnities. As a part of normal business, Columbia and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at December 31, 2004 and the years in which they expire were:

(in millions)	Total	2005	2006	2007	2008	2009	After

Guarantees supporting commodity transactions of subsidiaries	$701.1	$50.0	$476.9	$30.6	$50.9	$53.5	$39.2
Other guarantees	154.2	50.0	—	—	—	2.2	102.0

Total commercial commitments	$855.3	$100.0	$476.9	$30.6	$50.9	$55.7	$141.2

Guarantees Supporting Commodity Transactions of Subsidiaries. Columbia has issued guarantees, which support up to approximately $701.1 million of commodity-related payments for its former and current subsidiaries involved in forward gas sales agreements. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.

Off Balance Sheet Items. Columbia has purchase and sales agreement guarantees totaling $137.5 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Consolidated Balance Sheets.

Management believes that the likelihood Columbia would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

Columbia has retained liabilities related to the CER forward gas sales agreements with Mahonia II Limited (Mahonia) for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes (approximately 30.6 Bcf as of December 31, 2004) are delivered in satisfaction of the contractual obligations, ending in February 2006. Columbia will be indemnified by Triana, and MSCP will fund up to a maximum of $71.1 million of additional equity to Triana to support Triana’s indemnity, for Triana’s gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. Columbia believes that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $71.1 million of further commitments to Triana from MSCP, adequately offset any losses that may be incurred by Columbia due to Triana’s non-performance under the Mahonia agreements. Accordingly, Columbia has not recognized a liability related to the retention of the Mahonia guarantees.

E. Income Tax Examinations. Columbia records liabilities for potential income tax assessments. The accruals relate to tax positions in a variety of taxing jurisdictions and are based on what management believes will be the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations.

Columbia and its subsidiaries file a consolidated federal and several consolidated state income tax returns with the NiSource Inc. and Subsidiaries consolidated group. As a member of the NiSource consolidated group, Columbia and its subsidiaries are under continuous examination by the Internal Revenue Service (IRS). The IRS has completed its audits through tax year 2000. Years through 1998 have been settled and are closed to further assessment. For years 1999 and 2000, NiSource disagreed with three adjustments proposed by the IRS and filed a protest of those issues with the IRS Appeals Division. None of those issues impact the Columbia companies. The audit of NiSource’s 2001 and 2002 federal income tax returns started on June 1, 2004 and is expected to be completed by the end of the third quarter, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

Management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on Columbia’s business, financial condition, results of operations or liquidity.

F. Environmental Matters.

General. The operations of Columbia are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain Columbia affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. Columbia is currently a participant in the United States Environmental Protection Agency (EPA)’s Climate Leaders program and will continue to monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.

Gas Distribution Operations. Several Gas Distribution Operations subsidiaries are potentially responsible parties at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, as well as at former manufactured gas plant (MGP) sites, which such subsidiaries, or their corporate predecessors, own or previously owned or operated. Gas Distribution Operations subsidiaries may be required to share in the cost of clean up of such sites. In addition, some Gas Distribution Operations subsidiaries have responsibility for corrective action under the Resource Conservation and Recovery Act (RCRA) for closure and clean-up costs associated with underground storage tanks, under the Toxic Substances Control Act for clean up of polychlorinated biphenyls, and for mercury releases. The final costs of clean up have not yet been determined. As site investigations and clean up proceed and as additional information becomes available reserves are adjusted.

A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors are the current or former owner. The program has identified 39 such sites. Additional investigation activities have been completed or are in progress at 10 sites and remedial measures have been implemented or completed at 6 sites. Only those site investigation, characterization and remediation costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). As costs become probable and reasonably estimable, reserves will be adjusted. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. Columbia is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, Columbia will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Lose Contingencies,” SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1, “Environmental Remediation Liabilities” (SOP No. 96-1).

As of December 31, 2004, a reserve of approximately $38.5 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other potentially responsible parties and their financial viability and the extent of environmental response actions required. Based upon investigations and management’s understanding of current environmental laws and regulations, Columbia believes that any environmental response actions required will not have a material effect on its financial position.

Gas Transmission and Storage Operations. Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 245 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Field characterization has been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

mercury measurement stations, liquid removal point sites and storage well locations and at most of the 245 facilities. As of December 31, 2004, the remaining environmental liability recorded on the Consolidated Balance Sheets of Columbia Transmission was approximately $3.6 million.

Columbia Transmission and Columbia Gulf are potentially responsible parties at several waste disposal sites under CERCLA and similar state laws. The potential liability is believed to be de minimis. However, the final allocation of clean-up costs has yet to be determined. As site investigations and clean-ups proceed and as additional information becomes available reserves will be adjusted.

After a lengthy legal proceeding, the EPA has begun implementing the Particulate Matter and Ozone National Ambient Air Quality Standards it revised in July 1997. As a result, the EPA has designated areas not attaining the standards. The Clean Air Act provides for a process that would provide for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. In the interim, existing ozone ambient air quality standards will remain in place and may require imposition of additional controls in areas of non-attainment. In addition, the EPA has reissued the portion of the nitrogen oxide (NOx) State Implementation Plan (SIP) Call regulation (dealing with regional ozone transport) which is applicable to certain pipeline engines, but which was remanded by the Court of Appeals after challenge by the pipeline industry. The resulting rules require additional reductions in NOx emissions from reciprocating engines and turbines at pipeline compressor stations (including compressor stations owned by Columbia Transmission and Columbia Gulf). The EPA and state regulatory authorities are in the process of setting final implementation requirements. Certain states have already begun to propose new NOx emission requirements that may be applicable to pipeline compressor station engines and turbines. Columbia believes that the costs relating to compliance with any new limits may be significant but are dependent upon the ultimate control program established by the targeted states and the EPA, and currently are not reasonably estimable. Columbia will continue to closely monitor developments in this area.

Other Information.
Other Affiliates. Columbia affiliates have retained environmental liabilities, including cleanup liabilities associated with some of its former operations including those of propane operations, petroleum operations, certain local gas distribution companies and CER. The most significant environmental liability relates to former MGP sites whereas less significant liabilities are associated with former petroleum operations and former mercury metering stations.

As of December 31, 2004, a reserve of approximately $5.4 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these contamination sites will depend upon many factors including the extent of environmental response actions required, other potentially responsible parties and their financial viability, and indemnification from previous facility owners. Only those corrective action costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5 and consistent with SOP No. 96-1. As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. Columbia believes that any environmental response actions required at former operations, for which it is ultimately liable, will not have a material adverse effect on Columbia’s financial position.

Environmental Reserves. It is management’s continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects most environmental assessment and remediation costs to be recoverable through rates for certain Columbia companies.

As of December 31, 2004, a reserve of approximately $47.5 million has been recorded to cover probable corrective actions at sites where Columbia has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, Columbia believes that any corrective actions required will not have a material effect on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

G. Operating Leases. Payments made in connection with operating leases are primarily charged to operation and maintenance expense as incurred. Such amounts were $28.7 million in 2004, $26.9 million in 2003 and $22.9 million in 2002.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are:

(in millions)

2005	$20.0
2006	20.3
2007	17.7
2008	14.8
2009	11.6
After	34.8

Total operating leases	$119.2

H. Purchase Commitments. Columbia has service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2005 to 2024, require Columbia to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 2004, were:

(in millions)

2005	$61.8
2006	56.6
2007	50.9
2008	37.2
2009	27.3
After	99.2

Total purchase commitments	$333.0

Costs incurred under these contracts are generally recovered under Columbia’s regulatory cost recovery mechanisms.

15. Accumulated Other Comprehensive Income

The following table displays the components of Accumulated Other Comprehensive Income.

Year Ended December 31, (in millions)	2004	2003

Other comprehensive income, before tax:
Unrealized gains on securities	$0.3	$—
Unrealized gains on cash flow hedges	159.5	135.1

Other comprehensive income, before tax:	159.8	135.1

Income tax deferred related to items of other comprehensive income	55.7	47.0

Total Accumulated Other Comprehensive Income, net of tax	$104.1	$88.1

16. Interest Expense, Net

Year Ended December 31, (in millions)	2004	2003	2002

Interest on long-term debt	$94.7	$79.7	$113.1
Interest on short-term borrowings	3.3	6.1	4.8
Allowance for borrowed funds used during construction	(1.5)	(1.2)	(1.4)

Total Interest Expense, Net	$96.5	$84.6	$116.5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

17. Segments of Business

Columbia is a registered holding company under the Public Utility Holding Company Act of 1935, as amended, and derives substantially all of its revenues and earnings from the operating results of its 15 direct subsidiaries. Columbia’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Other Operations segment is primarily comprised of the remaining gas sales obligation of Columbia Energy Services, which was in the commercial and residential natural gas retail business, and the operations of the remaining microwave relay business. The dark-fiber optics telecommunications network was moved from Other Operations to discontinued operations in 2002. All prior periods were adjusted to reflect this change.

During the second quarter 2003, Columbia re-aligned its reportable segments to reflect the announced sale of its exploration and production operations. As of the second quarter 2003, Columbia no longer reported an Exploration and Production Operations segment. All periods have been adjusted to conform to the realignment.

(in millions)	2004	2003	2002

REVENUES
Gas Distribution Operations
Unaffiliated	$2,551.4	$2,402.0	$1,949.3
Intersegment and affiliates	—	—	8.4

Total	2,551.4	2,402.0	1,957.7

Transmission and Storage Operations
Unaffiliated	585.8	599.9	618.9
Intersegment and affiliates	236.7	230.6	248.3

Total	822.5	830.5	867.2

Other Operations
Unaffiliated	72.8	38.2	25.8
Intersegment and affiliates	0.2	0.3	0.2

Total	73.0	38.5	26.0

Adjustments and eliminations	(225.4)	(220.5)	(239.4)

Consolidated Revenues	$3,221.5	$3,050.5	$2,611.5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries
Notes to Consolidated Financial Statements (continued)

(in millions)	2004	2003	2002

Operating Income (Loss)
Gas Distribution Operations	$345.5	$375.7	$335.5
Transmission and Storage Operations	359.0	398.5	395.8
Other Operations	0.6	(3.1)	18.3
Corporate	10.3	19.5	5.0

Consolidated	$715.4	$790.6	$754.6

Depreciation and Amortization
Gas Distribution Operations	$56.3	$54.4	$55.2
Transmission and Storage Operations	112.9	108.7	107.9
Other Operations	0.1	0.1	0.1

Consolidated	$169.3	$163.2	$163.2

Assets
Gas Distribution Operations	$3,611.6	$3,430.2	$3,315.0
Transmission and Storage Operations	2,998.4	2,866.6	2,887.4
Other Operations	187.2	161.9	130.3
Corporate	323.8	74.2	820.0

Consolidated	$7,121.0	$6,532.9	$7,152.7

Capital Expenditures
Gas Distribution Operations	$126.9	$108.9	$112.6
Transmission and Storage Operations	127.0	135.7	144.1
Other Operations	0.1	—	0.8
Corporate	0.1	—	—

Consolidated	$254.1	$244.6	$257.5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries

Notes to Consolidated Financial Statements (continued)

18. Quarterly Financial Data (Unaudited)

Quarterly financial data does not always reveal the trend of Columbia’s business operations due to nonrecurring items and seasonal weather patterns, which affect earnings, and related components of net revenues and operating income.

	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter

2004
Net Revenues	$594.1	$340.9	$299.8	$505.7
Operating Income	298.6	110.2	69.0	237.6
Income from Continuing Operations	177.5	56.5	31.2	138.5
Income (Loss) from Discontinued Operations - net of taxes	(3.0)	(0.7)	5.2	2.2
Net Income	174.5	55.8	36.4	140.7

2003
Net Revenues	$625.0	$358.3	$304.8	$484.4
Operating Income	326.0	133.6	112.7	218.3
Income from Continuing Operations	192.3	71.1	62.5	152.2
Income (Loss) from Discontinued Operations - net of taxes	43.7	(126.1)	32.1	2.1
Change in Accounting - net of taxes	(16.8)	—	—	—
Net Income (Loss)	219.2	(55.0)	94.6	154.3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Columbia energy group and subsidiaries

Schedule II – Valuation and Qualifying Accounts

Valuation and Qualifying Accounts

		Additions - Charged to		Sale of Assets
	Beginning	Costs and	Other	and Discontinued		Ending
Year Ended December 31, (in millions)	Balance	Expenses	Accounts	Operations	Deductions	Balance

Allowance for doubtful accounts (a)
2004	$17.6	$41.4	$49.7	$7.1	$82.2	$19.4
2003	15.3	131.2	35.4	—	164.3	17.6
2002	16.9	28.6	42.9	—	73.1	15.3

Restructuring Activities (b)
2004	17.2	1.4	—	—	4.5	14.1
2003	35.4	(4.4)	—	—	13.8	17.2
2002	31.4	19.1	—	—	15.1	35.4

Environmental
2004	52.5	4.0	1.4	—	10.4	47.5
2003	108.8	(3.6)	(33.2)	—	19.5	52.5
2002	146.7	(11.3)	(5.5)	—	21.1	108.8

Accumulated Provision for Rate Refunds
2004	2.8	5.6	3.7	—	7.4	4.7
2003	9.3	(2.3)	(2.8)	—	1.4	2.8
2002	8.3	24.3	—	—	23.3	9.3

Unpaid Medical Claims
2004	5.0	7.0	(2.4)	—	8.0	1.6
2003	5.0	7.5	—	—	7.5	5.0
2002	6.8	6.7	—	—	8.5	5.0

Reserve for Cost of Operational Gas
2004	3.0	0.3	—	—	0.4	2.9
2003	3.0	—	—	—	—	3.0
2002	12.9	(7.0)	—	—	2.9	3.0

(a)	Other Accounts primarily reflect reclassifications to a regulatory asset of the uncollectible accounts related to the Percent of Income Plan (PIP) customers of Columbia Gas of Ohio, Inc. and Deductions principally reflect amounts charged off as uncollectible less amounts recovered.

(b)	Deductions primarily reflect payments of severance and related termination benefits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Columbia energy group and subsidiaries

On May 21, 2002 the Board of Directors of NiSource Inc., upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the independent public accountants for NiSource and its subsidiaries, Columbia Energy Group (Columbia) and Northern Indiana Public Service Company (collectively, the “Registrants”), and engaged Deloitte & Touche LLP to serve as the Registrants’ independent public accountants for 2002. Information with respect to this matter is included in Columbia’s current report on Form 8-K filed May 21, 2002, which information is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Columbia Energy Group (Columbia)’s principal executive officer and its principal financial officer, after evaluating the effectiveness of Columbia’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, Columbia’s disclosure controls and procedures were adequate and effective to ensure that material information relating to Columbia and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There was no change in Columbia’s internal control over financial reporting during the last quarter of the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, Columbia’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I. (2) (c).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I. (2) (c).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Columbia energy group and subsidiaries

The following table represents the aggregate fees for professional services rendered to Columbia Energy Groups’ (Columbia) corporate parent NiSource Inc. (NiSource) by Deloitte & Touche LLP, NiSource’s current independent registered public accounting firm, for the audit of the NiSource’s and Columbia’s annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended December 31, (in thousands)	2004	2003

	Deloitte & Touche LLP	Deloitte & Touche LLP

Audit Fees (1)	$4,431.6	$3,385.1
Audit-Related Fees (2)	407.5	991.7
Tax Fees (3)	121.3	110.7
All Other Fees (4)	—	23.5

Total accounting fees and services:	$4,960.4	$4,511.0

(1) Audit Fees — These are fees for professional services performed by Deloitte & Touche LLP for the audit of NiSource’s and Columbia’s annual financial statements and review of financial statements included in NiSource’s and Columbia’s 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees — These are fees for the assurance and related services performed by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of NiSource’s and the Company’s financial statements.

(3) Tax Fees — These are fees for professional services performed by Deloitte & Touche LLP with respect to tax compliance, tax advice and tax planning.

(4) All Other Fees — These are fees for permissible work performed by Deloitte that does not meet the above categories. Other fees for 2003 are for Sarbanes-Oxley training.

Pre-Approval Policies and Procedures. During fiscal year 2004, the Audit Committee of NiSource approved all audit, audit related and non-audit services provided to NiSource and its subsidiaries by Deloitte & Touche LLP prior to management engaging the auditor for those purposes. The Audit Committee’s current practice is to consider for pre-approval annually all audit, audit related and non-audit services proposed to be provided by our independent auditors for the fiscal year. Additional fees for other proposed audit-related or non-audit services which have been properly presented to the Pre-Approval Subcommittee of the Audit Committee (consisting of Ian M. Rolland) by the Vice President and Controller of NiSource (not within the scope of the approved audit engagement) may be considered and, if appropriate, approved by the Pre-Approval Subcommittee of the Audit Committee and subsequently ratified by the entire Audit Committee. In no event, however, will (i) any non-audit related service be presented or approved that would result in the independent registered public accounting firm no longer being considered independent under the applicable Securities and Exchange Commission rules or (ii) any service be presented or approved by the Pre-Approval Subcommittee the fees for which are estimated to exceed $100,000. In making its recommendation to appoint Deloitte & Touche LLP as NiSource and its subsidiaries independent registered public accounting firm, the Audit Committee of NiSource has considered whether the provision of the non-audit services rendered by Deloitte & Touche LLP is compatible with maintaining that firm’s independence.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

COLUMBIA ENERGY GROUP

(Registrant)

Date: March 9, 2005	By:	/s/ Michael W. O’Donnell

Michael W. O’Donnell
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael W. O’Donnell	President and Director	March 9, 2005
(Principal Executive Officer)
Michael W. O’Donnell

/s/ David J. Vajda	Vice President and Treasurer	March 9, 2005
(Principal Financial Officer)
David J. Vajda

/s/ Jeffrey W. Grossman	Vice President	March 9, 2005
(Principal Accounting Officer)
Jeffrey W. Grossman

EXHIBITS

Columbia energy group and subsidiaries

Exhibit	Description of Item
3.1	Restated Certificate of Incorporation of Columbia Energy Group, Inc. as amended through December 3, 2001 (incorporated by reference to Exhibit 3.1 to the Columbia Energy Group Annual Report on Form 10-K for the period ended December 31, 2003).
3.2	Amended and Restated By-Laws of Columbia Energy Group, Inc. as amended through June 1, 2004). **
4.1	Indenture between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-S to the Columbia Gas System Registration Statement (Registration No. 33-64555)).
4.2	Third Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-V to the Columbia Gas System Registration Statement (Registration No. 33-64555)).
4.3	Fourth Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-W to the Columbia Gas System Registration Statement (Registration No. 33-64555)).
4.4	Fifth Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-X to the Columbia Gas System Registration Statement (Registration No. 33-64555)).
4.5	Sixth Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-Y to the Columbia Gas System Registration Statement (Registration No. 33-64555)).
4.6	Seventh Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-Z to the Columbia Gas System Registration Statement (Registration No. 33-64555)).
4.7	Instrument of Resignation, Appointment and Acceptance dated as of March 1, 1999, between Columbia Energy Group and Marine Midland Bank, as Resigning Trustee and The First National Bank of Chicago, as Successor Trustee (incorporated by reference to Exhibit 4-I to the Columbia Energy Group Annual Report on Form 10-K for the period ended December 31, 1998.)
10.1	U.S. Environmental Protection Agency Administrative Order by Consent for Removal Actions for Columbia Gas Transmission Corporation dated September 22,1994. (incorporated by reference to Exhibit 10-AE to Columbia Energy Group’s Annual Report on Form 10-K for the period ended December 31, 1994).
10.2	Amended and restated Indenture of Mortgage and Deed of Trust by Columbia Gas Transmission Corporation to Wilmington Trust Company, dated as of November 28, 1995 (incorporated by reference to Exhibit 10-AF to the Columbia Energy Group Annual Report on Form 10-K for the period ended December 31, 1995).
10.3	Memorandum of Understanding among the Millennium Pipeline Project partners (Columbia Transmission, West Coast Energy, MCN Investment Corp. and TransCanada Pipelines Limited) dated December 1, 1997 (incorporated by reference to Exhibit 10-CF to Columbia Energy Group’s Annual Report on Form 10-K for the period ended December 31, 1997).
10.4	Agreement of Limited Partnership of Millennium Pipeline Company, L.P. dated May 31, 1998 (incorporated by reference to Exhibit 10-CG to Columbia Energy Group’s Annual Report on Form 10-K for the period ended December 31, 1998).
10.5	Contribution Agreement Between Columbia Gas Transmission Corporation and Millennium Pipeline Company, L.P. dated July 31, 1998 (incorporated by reference to Exhibit 10-CH to Columbia Energy Group’s Annual Report on Form 10-K for the period ended December 31, 1998).
10.6	Regulations of Millennium Pipeline Management Company, L.L.C. dated May 31, 1998 (incorporated by reference to Exhibit 10-CI to Columbia Energy Group’s Annual Report on Form 10-K for the period ended December 31, 1998).
10.7	Receivables Sale Agreement, dated as of May 14, 2004 between Columbia Gas of Ohio, Inc. as Seller and Columbia of Ohio Receivables Corporation as Purchaser (incorporated by reference to Exhibit 10.1 to Columbia Energy Group’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

EXHIBITS (continued)

Columbia energy group and subsidiaries

Exhibit	Description of Item
10.8	Receivables Purchase Agreement dated as of May 14, 2004 among Columbia of Ohio Receivables Corporation, as the Seller, Beethoven Funding Corporation, as the Purchaser, Dresdner Bank AG, New York Branch, as the Agent, and Columbia Gas of Ohio, Inc., as the Servicer (incorporated by reference to Exhibit 10.2 to Columbia Energy Group’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).
12	Statements of Ratio of Earnings to Fixed Charges.**
31.1	Certification of Michael W. O’Donnell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of David J. Vajda, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Michael W. O’Donnell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **
32.2	Certification of David J. Vajda, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

** Exhibits filed herewith