Form 10-Q
period 2005-03-31
COLUMBIA ENERGY GROUP
filed 2005-05-09
CIK 22099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-01098

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

COLUMBIA ENERGY GROUP
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2005

DEFINED TERMS

The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
CER	Columbia Energy Resources, Inc.
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
Columbia	Columbia Energy Group
CORC	Columbia of Ohio Receivables Corporation
Hardy Storage	Hardy Storage Company, L.L.C.
Millennium	Millennium Pipeline Company, L.P.
NiSource Finance	NiSource Finance Corp.
NiSource	NiSource Inc.
Transcom	Columbia Transmission Communications Corporation

Abbreviations
Bcf	Billion cubic feet
Empire	Empire State Pipeline
EPCA	Electric Power Cost Adjustment
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
LDCs	Local distribution companies
Mahonia	Mahonia II Limited
MMDth	Million dekatherms
MSCP	Morgan Stanley Dean Witter Capital Partners IV, L.P.
NYDOS	New York’s Department of State
NYMEX	New York Mercantile Exchange
OPSB	Ohio Power Siting Board
Piedmont	Piedmont Natural Gas Company, Inc.
PSC	Kentucky Public Service Commission
PUCO	Public Utilities Commission of Ohio
RAM	Retainage Adjustment Mechanism
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 144	Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SIP	State Implementation Plan
Triana	Triana Energy Holdings
Tcf	Trillion cubic feet

PART I

ITEM 1. FINANCIAL STATEMENTS

Columbia energy group

Statements of Consolidated Income (unaudited)

Three Months Ended March 31, (in millions)	2005	2004

Net Revenues
Gas Distribution	$1,066.7	$944.0
Gas Transportation and Storage	293.7	311.7
Other	27.8	25.2
Affiliated revenues	3.0	3.1

Gross Revenues	1,391.2	1,284.0
Cost of Sales	787.5	689.9
Cost of Sales – Affiliated	0.3	—

Total Net Revenues	603.4	594.1

Operating Expenses
Operation and maintenance	199.3	189.8
Depreciation and amortization	48.5	41.0
Other taxes	69.0	64.7

Total Operating Expenses	316.8	295.5

Operating Income	286.6	298.6

Other Income (Deductions)
Interest expense	(26.5)	(19.4)
Interest expense – affiliated	(0.6)	(1.0)
Interest income	2.0	1.6
Interest income – affiliated	4.4	2.8
Other, net	(1.3)	1.1

Total Other Income (Deductions)	(22.0)	(14.9)

Income from Continuing Operations before Income Taxes	264.6	283.7
Income Taxes	99.7	106.2

Income from Continuing Operations	164.9	177.5

Loss from Discontinued Operations – net of taxes	—	(3.0)
Loss on Disposition of Discontinued Operations – net of taxes	(0.2)	—

Net Income	$164.7	$174.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia energy group

Consolidated Balance Sheets

	March 31,	December 31,
(in millions)	2005	2004
	(unaudited)
ASSETS
Property, Plant and Equipment
Utility Plant	$8,384.5	$8,338.5
Accumulated depreciation and amortization	(3,760.6)	(3,718.7)

Net utility plant	4,623.9	4,619.8

Other property, at cost, less accumulated depreciation	2.3	2.0

Net Property, Plant and Equipment	4,626.2	4,621.8

Investments and Other Assets
Assets of discontinued operations and assets held for sale	23.1	23.4
Unconsolidated affiliates	44.5	41.7
Other investments	51.0	41.7

Total Investments	118.6	106.8

Current Assets
Cash and cash equivalents	433.5	13.5
Cash invested in the NiSource money pool	577.1	440.7
Restricted cash	0.6	5.4
Accounts receivable (less reserves of $29.7 and $10.5, respectively)	334.6	263.1
Accounts receivable – affiliated	11.1	11.7
Unbilled revenue (less reserves of $4.9 and $8.9, respectively)	96.3	164.4
Gas inventory	37.9	285.7
Underrecovered gas and fuel costs	155.8	239.4
Materials and supplies, at average cost	18.4	17.0
Price risk management assets	67.8	45.7
Exchange gas receivable	165.9	131.7
Regulatory assets	103.8	87.9
Prepayments and other	69.4	74.0

Total Current Assets	2,072.2	1,780.2

Other Assets
Price risk management assets	140.5	113.9
Regulatory assets	358.8	354.2
Intangible assets, less accumulated amortization	0.8	1.4
Deferred charges and other	122.8	121.0
Other receivables – affiliated	21.7	21.7

Total Other Assets	644.6	612.2

Total Assets	$7,461.6	$7,121.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia energy group
Consolidated Balance Sheets (continued)

	March 31,	December 31,
(in millions)	2005	2004
	(unaudited)
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity
Additional paid-in-capital	1,419.5	1,419.5
Retained earnings	1,604.1	1,439.2
Accumulated other comprehensive income	133.7	104.1

Total common stock equity	3,157.3	2,962.8
Long-term debt, excluding amounts due within one year	1,075.8	1,075.9

Total Capitalization	4,233.1	4,038.7

Current Liabilities
Current portion of long-term debt	281.9	281.9
Short-term borrowings	—	0.1
Accounts payable	228.4	310.7
Accounts payable-affiliated	18.4	19.4
Customer accounts receivable credit balances and deposits	45.5	122.2
Taxes accrued	257.4	120.2
Interest accrued	36.1	11.4
Overrecovered gas and fuel costs	17.0	1.6
Price risk management liabilities	3.3	4.9
Exchange gas payable	231.6	323.7
Current deferred revenue	23.8	23.2
Regulatory liabilities	28.8	24.5
Accrued liability for postretirement and postemployment benefits	33.3	33.5
Deferred income taxes	85.3	104.7
Other accruals	382.4	156.0

Total Current Liabilities	1,673.2	1,538.0

Other Liabilities and Deferred Credits
Price risk management liabilities	2.1	—
Deferred income taxes	840.4	814.9
Deferred investment tax credits	25.1	25.5
Deferred credits	39.4	47.8
Noncurrent deferred revenue	80.2	86.9
Accrued liability for postretirement and postemployment benefits	83.0	84.5
Regulatory liabilities	369.6	368.8
Other noncurrent liabilities	115.5	115.9

Total Other	1,555.3	1,544.3

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$7,461.6	$7,121.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia energy group

Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2005	2004

Operating Activities
Net Income	$164.7	$174.5
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation, depletion, and amortization	48.5	41.0
Net changes in price risk management assets and liabilities	(2.1)	(7.5)
Deferred income taxes and investment tax credits	(10.2)	20.5
Deferred revenue	(6.1)	(3.7)
Stock compensation expense	0.1	0.2
Loss on sale of discontinued operations	0.2	—
Loss from discontinued operations	—	3.0
Other	0.3	(0.4)
Changes in assets and liabilities:
Restricted cash	4.9	2.2
Accounts receivable and unbilled revenue	0.8	(179.1)
Inventories	459.2	357.3
Accounts payable	(85.9)	(6.6)
Customer deposits	1.5	1.1
Taxes accrued	136.6	104.2
Interest accrued	24.7	29.9
Overrecovered gas and fuel costs	99.0	43.3
Exchange gas receivable/payable	(104.2)	(23.9)
Other accruals	(89.9)	(82.1)
Prepayments and other current assets	4.6	4.3
Regulatory assets/liabilities	(17.2)	(7.5)
Postretirement and postemployment benefits	(1.9)	(1.9)
Deferred credits	(8.3)	(1.9)
Deferred charges and other noncurrent assets	(1.5)	(2.7)
Other noncurrent liabilities	0.5	(1.6)

Net Cash from Continuing Operations	618.3	462.6

Investment Activities
Capital expenditures	(49.7)	(40.8)
Other investing activities	(12.2)	(2.5)

Net Cash Flows used for Investing Activities	(61.9)	(43.3)

Increase in cash and cash equivalents	556.4	419.3
Cash and temporary cash investments at beginning of year	454.2	69.9

Cash and Cash Equivalents at End of Period	$1,010.6	$489.2

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$2.1	$—
Interest capitalized	(0.3)	0.4
Cash paid (refunded) for income taxes	(13.3)	1.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia energy group

Statements of Consolidated Comprehensive Income (unaudited)

Three Months Ended March 31, (in millions)	2005	2004

Net Income	$164.7	$174.5
Other comprehensive income, net of tax
Net unrealized gains on cash flow hedges	30.3	11.0
Net (loss) gain on available for sale securities	(0.5)	0.4

Total other comprehensive income, net of tax	29.8	11.4

Total Comprehensive Income	$194.5	$185.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia energy group

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Accounting Presentation

The accompanying unaudited consolidated financial statements for Columbia reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Columbia’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2. Recent Accounting Pronouncements

FASB Interpretation No. 47 – Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005, and early adoption is encouraged. Columbia is currently reviewing the legal obligations surrounding future retirement of tangible long-lived assets with regards to this interpretation.

SFAS No. 123 (revised 2004) – Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after December 15, 2005, as directed by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. Columbia plans to adopt this standard on January 1, 2006, using a modified version of the prospective application as described in the statement, for NiSource share-based awards issued to employees of Columbia or a Columbia subsidiary.

3. Restructuring Activities

Since 2000, Columbia has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia by NiSource. The restructuring activities were primarily associated with reductions in headcount and facility exit costs.

In connection with these restructuring initiatives, a total of approximately 915 management, professional, administrative and technical positions have been identified for elimination. As of March 31, 2005, approximately 900 employees were terminated, of whom none were terminated during the first quarter 2005. As of March 31, 2005 and December 31, 2004, the Consolidated Balance Sheets reflected liabilities of $12.6 million and $14.1 million related to the restructuring initiatives, respectively. For the first quarter of 2005, $1.1 million in payments were made in association with the restructuring initiatives and a $0.5 million reduction to the restructuring liability was recorded mainly to adjust for a reduction in estimated expenses related to previous restructuring initiatives partly offset by an increase in facility exit costs. Of the remaining restructuring liability, $11.8 million was related to facility exit costs. The reduction in the estimated liability was reflected in “Operation and Maintenance” expense.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)

4. Discontinued Operations and Assets Held for Sale

Columbia Transmission is in the process of selling certain facilities that are non-core to the operation of the pipeline system. Columbia has accounted for the assets of these facilities, with a net book value of $17.0 million, as assets held for sale. Columbia is also actively pursuing a buyer of certain assets formerly held by Transcom valued at $6.1 million.

Results from discontinued operations associated with the sale of CER are provided in the following table:

Three Months Ended March 31, (in millions)	2005	2004

Revenues from discontinued operations	$—	$—

Loss from discontinued operations	—	(5.0)
Income tax benefit	—	(2.0)

Net Loss from discontinued operations	$—	$(3.0)

The balance of Discontinued Operations and Assets Held for Sale included net property, plant, and equipment of $23.1 million and $23.4 million at March 31, 2005 and December 31, 2004, respectively.

5. Regulatory Matters

Gas Distribution Operations Related Matters

Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. Through the month of March 2005, approximately 664 thousand of Gas Distribution Operations’ residential and small commercial and industrial customers selected an alternate supplier.

On March 29, 2005, the PSC approved a renewed pilot program for Columbia of Kentucky authorizing the continuation of the Customer ChoiceSM Program. The program provides residential and small commercial customers the option to choose their natural gas supplier and avoids the stranded costs associated with the previous pilot. In addition, Columbia received approval from the PSC to implement programs that provide Columbia of Kentucky with the opportunity to stabilize wholesale costs for gas during the winter heating season and share certain cost savings with customers.

Since November 1, 2004, Columbia of Ohio has been operating under a new regulatory stipulation approved by the PUCO that expires on October 31, 2008. This regulatory stipulation has been contested by the OCC, and on June 9, 2004, the PUCO denied the OCC’s Second Application for Rehearing. The OCC then filed an appeal with the Supreme Court of Ohio on July 29, 2004, contesting the PUCO’s May 5, 2004 order on rehearing, which granted in part Columbia of Ohio’s joint application for rehearing, and the PUCO’s June 9, 2004 order, denying the OCC’s Second Application for Rehearing. Columbia of Ohio intervened in the appellate proceeding. On December 8, 2004, the PUCO and Columbia of Ohio filed motions to dismiss the appeal, based upon the OCC’s failure to comply with the Supreme Court of Ohio’s procedural rules. On December 17, 2004, the OCC filed its Memoranda Contra. On March 23, 2005, the Supreme Court of Ohio issued a decision in which it granted the motions to dismiss and dismissed the appeal based upon the OCC’s failure to comply with the Court’s procedural rules. On April 1, 2005, the OCC filed a Motion for Reconsideration with the Supreme Court of Ohio. Columbia of Ohio and the PUCO filed Memoranda Contra on April 8, 2005.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad debt recovery requirements in November 2004. As of March 31, 2005, Columbia of Ohio has $35.3 million of uncollected accounts receivable

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)

pending future recovery. On May 2, 2005, Columbia filed an application for approval to decrease its Uncollectible Expense Rider rate, effective June 2005. This request for reduction in its Uncollectible Expense Rider rate was based on projected annual recovery requirements of $26.3 million for the period ending March 31, 2006 – a reduction of $11.4 million from Columbia’s currently effective rate.

On December 2, 2004, Columbia of Ohio filed two applications with the OPSB, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. On February 7, 2005, the Board notified Columbia that the applications were certified as complete. Columbia of Ohio also filed requests for waivers from certain of the Board’s requirements. The waivers were approved on February 4, 2005. On April 14, 2005, the Board issued an Order (i) finding that the effective date of the applications is April 15, 2005, (ii) granting Columbia’s motion to consolidate the cases for hearing purposes, and (iii) establishing a public hearing date of June 20, 2005, and an adjudicatory hearing date of June 21, 2005.

Gas Transmission and Storage Operations Related Matters

On March 31, 2005, the FERC issued an order regarding Columbia Transmission’s annual EPCA filing. The FERC’s order accepted the filing, subject to refund, and established a hearing to address issues related to the appropriate methodology for allocating costs associated with the new electric Downingtown Compressor units. The order does not inhibit Columbia’s ability to fully recover its electric costs; as such, management does not believe this order will have a material financial impact.

On March 29, 2005, the FERC issued an unconditional order accepting Columbia Transmission’s March 1, 2005 RAM filing. Columbia Transmission’s March 1, 2004 RAM is still pending before the FERC, with no statutory time requirement for future action; however, with the approval of the 2005 RAM filing, management does not anticipate a material adverse order.

6. Risk Management Activities

Columbia uses commodity-based derivative financial instruments to manage certain risks in its business. Columbia accounts for its derivatives under SFAS No. 133.

Hedging Activities. The activity for the first quarter 2005 and 2004 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

The three months ended March 31, (in millions, net of tax)	2005	2004

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$103.7	$87.7

Unrealized hedging gains arising during the period on derivatives qualifying as cash flow hedges	37.9	18.2

Reclassification adjustment for net gain included in net income	(7.6)	(7.2)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$134.0	$98.7

Unrealized gains and losses on Columbia’s hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets include price risk management assets related to unrealized gains and losses on hedges of $208.3 million and $159.6 million at March 31, 2005 and December 31, 2004, respectively, of which $67.8 million and $45.7 million were included in “Current Assets” and $140.5 million and $113.9 million were included in “Other Assets.”

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)

During the first quarter of 2005 and 2004, no amounts were recognized in earnings due to the change in value of certain derivative instruments primarily representing time value. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the first quarter of 2005 and 2004, Columbia reclassified no amounts related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $44.1 million, net of tax.

Commodity Price Risk Programs. Columbia of Pennsylvania uses NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of their gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $2.1 million and zero of price risk management assets associated with these programs at March 31, 2005 and December 31, 2004, respectively.

In April 2005, Columbia of Virginia started a program which would allow non-jurisdictional customers the opportunity to lock in their gas cost as an alternative to the standard gas cost recovery mechanism. This service provides Columbia of Virginia customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Columbia of Virginia purchases NYMEX futures and options contracts that correspond to a fixed or capped price in the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges.

For regulatory incentive purposes, Columbia of Kentucky, Columbia of Ohio, and Columbia of Pennsylvania, (collectively, the “Columbia LDCs”) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings. The Consolidated Balance Sheets reflected $3.3 million and $4.9 million of price risk management liabilities associated with the programs at March 31, 2005 and December 31, 2004, respectively.

Columbia Energy Services has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases.

7. Pension and Other Postretirement Benefits

Columbia uses September 30 as its measurement date for its pension and postretirement benefit plans. Columbia expects to make contributions of $0.6 million to its pension plans and $28.7 million to its postretirement medical and life plans in 2005.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)

The following table provides the components of the plans’ net periodic benefits cost for first quarter of 2005 as compared to the first quarter of 2004:

	Pension Benefits		Other Benefits
Three months ended March 31, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$5.2	$4.8	$1.2	$1.1
Interest cost	12.4	12.5	5.4	5.2
Expected return on assets	(16.6)	(15.8)	(3.6)	(3.2)
Amortization of prior service cost	0.2	0.2	0.1	0.1
Recognized actuarial loss	0.3	0.3	0.7	0.5

Net Periodic Benefits Cost	$1.5	$2.0	$3.8	$3.7

8. Other Commitments and Contingencies

A. Guarantees and Indemnities. As a part of normal business, Columbia and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at March 31, 2005 and the years in which they expire were:

(in millions)	Total	2005	2006	2007	2008	2009	After

Guarantees supporting commodity transactions of subsidiaries	$651.2	$50.0	$434.0	$28.2	$48.3	$51.5	$39.2
Other guarantees	154.2	50.0	—	—	—	2.2	102.0

Total commercial commitments	$805.4	$100.0	$434.0	$28.2	$48.3	$53.7	$141.2

Guarantees Supporting Commodity Transactions of Subsidiaries. Columbia has issued guarantees, which support up to approximately $651.2 million in commodity-related payments for its current and former subsidiaries involved in forward gas sales activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.

Other Guarantees. Columbia retains certain operational and financial guarantees with respect to its former exploration and production subsidiary, CER.

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

Columbia has retained liabilities related to the CER forward gas sales agreements with Mahonia for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. As of March 31, 2005, approximately 27.6 Bcf remained to be delivered under the forward sales agreements. Columbia is indemnified by Triana, and MSCP will fund up to a maximum of $49.3 million of additional equity to Triana to support Triana’s indemnity, for Triana’s gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)

Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. Columbia believes that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $49.3 million of further commitments to Triana from MSCP, adequately offset any losses that may be incurred by Columbia due to Triana’s non-performance under the Mahonia agreements. Accordingly, Columbia has not recognized a liability related to the retention of the Mahonia guarantees.

B. Other Legal Proceedings. In the normal course of its business, Columbia and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on Columbia’s consolidated financial position.

C. Environmental Matters.

The operations of Columbia are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

As of March 31, 2005, a reserve of approximately $48.1 million has been recorded to cover probable corrective actions at sites where Columbia has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, Columbia believes that any corrective actions required will not have a material effect on its financial position or results of operations.

9. Accumulated Other Comprehensive Income

The following table displays the components of Accumulated Other Comprehensive Income, which is included in “Common Stock Equity,” on the Consolidated Balance Sheets.

	March 31,	December 31,
(in millions)	2005	2004

Other comprehensive income, before tax:
Unrealized gains (loss) on securities	$(0.4)	$0.3
Unrealized gains on cash flow hedges	206.1	159.5

Other comprehensive income, before tax:	$205.7	$159.8

Income tax expense related to items of other comprehensive income	(72.0)	(55.7)

Total Accumulated Other Comprehensive Income, net of tax	$133.7	$104.1

10. Business Segment Information

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

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)

the commercial and residential natural gas retail business, and the operations of the remaining microwave relay business.

The following tables provide information about business segments. Columbia uses operating income as its primary measurement for each of the reporting segments. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

Three Months Ended March 31, (in millions)	2005	2004

REVENUES
Gas Distribution Operations
Unaffiliated	$1,210.3	$1,097.3
Intersegment and affiliates	—	—

Total	1,210.3	1,097.3

Transmission and Storage Operations
Unaffiliated	157.1	165.6
Intersegment and affiliates	64.0	64.5

Total	221.1	230.1

Other Operations
Unaffiliated	20.6	17.8
Intersegment and affiliates	0.1	0.1

Total	20.7	17.9

Adjustments and eliminations	(60.9)	(61.3)

Consolidated Revenues	$1,391.2	$1,284.0

Operating Income (Loss)
Gas Distribution Operations	$178.0	$183.5
Transmission and Storage Operations	108.0	110.5
Other Operations	1.9	(0.5)
Corporate	(1.3)	5.1

Operating Income	$286.6	$298.6

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Columbia energy group

Columbia meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, such as NiSource, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, this Columbia Management’s Narrative Analysis of Results of Operations is included in this report, and Columbia has omitted from this report the information called for by Part I. Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Note regarding forward-looking statements

The Management’s Narrative Analysis of Results of Operations, including statements regarding market risk sensitive instruments, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Columbia’s plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Columbia may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Columbia, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.

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

The following Management’s Discussion and Analysis should be read in conjunction with Columbia’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of Operations
The Quarter Ended March 31, 2005

Net Income

Columbia reported net income of $164.7 million for the three months ended March 31, 2005, compared to net income of $174.5 million for the first quarter 2004. Operating income was $286.6 million, a decrease of $12 million from the same period in 2004.

Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. These trackers increase both operating expenses and net revenues and had essentially no impact on total operating income results. Approximately $15 million of the increase in operating expenses was offset by a corresponding increase to net revenues reflecting recovery of these costs.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended March 31, 2005, were $603.4 million, a $9.3 million increase from the same period last year. The increase resulted from approximately $15 million of trackers as discussed above and increased revenues of approximately $13 million from the expiration of the 1999 stipulation for Columbia of Ohio. These revenues were partially offset by a $11.2 million reduction related to the restructuring of firm transportation and storage contracts that expired October 31, 2004, net of remarketing activities, lower customer usage and warmer weather compared to the prior period.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)

Columbia energy group

Expenses

Operating expenses for the first quarter of 2005 were $316.8 million, an increase of $21.3 million from the 2004 period. Excluding the impact of $15 million of trackers discussed above, operating expenses were $6.3 million higher, reflecting higher depreciation primarily as a result of the expiration of the 1999 stipulation for Columbia of Ohio.

Other Income (Deductions)

Interest expense, net was $27.1 million for the quarter, an increase of $6.7 million compared to the first quarter 2004 mainly due to the termination of certain interest rate swap agreements. Other, net was a loss of $1.3 million for the current quarter compared to $1.1 million of income for the comparable 2004 period due to costs associated with the sale of more accounts receivables compared to the previous period.

Income Taxes

Income tax expense for the first quarter of 2005 was $99.7 million, a decrease of $6.5 million compared to the 2004 period, due to lower pre-tax income.

Liquidity and Capital Resources

Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of Columbia’s operations, most notably in the gas distribution and gas transportation businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. Conversely, during the remainder of the year, cash on hand together with external short-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

Operating Activities. Net cash from operating activities for the three months ended March 31, 2005 was $618.3 million, an increase of $155.7 million from the comparable 2004 period. The change was due to increased cash from the change in working capital. Cash from working capital increased $200.7 million due to the increased sale of accounts receivable, and lower inventory levels as a result of increased gas storage withdrawals at a higher cost.

Investing Activities. Capital expenditures of $49.7 million in the first quarter of 2005 were $8.9 million lower than the comparable 2004 period. The spending for the first quarter primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending is expected to increase in the remaining 2005 periods as compared to last year, mainly to support increased pipeline integrity related work and growth initiatives within Gas Transmission and Storage Operations.

Financing Activities. Columbia subsidiaries satisfy their liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. These subsidiaries may borrow or invest, on an intercompany basis, a cumulative maximum of $1.13 billion through the NiSource Money Pool as approved by the SEC under the Public Utility Holding Company Act of 1935. NiSource Finance provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.25 billion revolving credit facility with a syndicate of banks. The credit facility is guaranteed by NiSource. As of March 31, 2005, Columbia had $577.1 million invested in the NiSource Money Pool.

Sale of Trade Accounts Receivables

On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreement, which replaced a prior similar agreement, expires in May 2005, but can be renewed if mutually agreed to by both parties. As of March 31, 2005, $300 million of accounts receivable had been sold by CORC.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)

Columbia energy group

Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.

Non-Trading Risks

Commodity price risk resulting from non-trading activities at Columbia’s rate-regulated subsidiaries is limited, since regulations allow recovery of gas costs through the rate-making process. If states should explore additional regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional rate-making process and may be more exposed to commodity price risk.

Off Balance Sheet Arrangements

Columbia has issued guarantees that support up to approximately $651.2 million of commodity-related payments to satisfy requirements under forward gas sales agreements of former and current subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.

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

Columbia has other guarantees, operating leases, and lines and letters of credit outstanding. Refer to Note 6, “Risk Management Activities,” and Note 8-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about Columbia’s off balance sheet arrangements.

Columbia has retained liabilities related to the CER forward gas sales agreements with Mahonia for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. As of March 31, 2005, approximately 27.6 Bcf remained to be delivered under the forward sales agreements. Columbia is indemnified by Triana, and MSCP will fund up to a maximum of $49.3 million of additional equity to Triana to support Triana’s indemnity, for Triana’s gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. Columbia believes that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $49.3 million of further commitments to Triana from MSCP, adequately offset any losses that may be incurred by Columbia due to Triana’s non-performance under the Mahonia agreements. Accordingly, Columbia has not recognized a liability related to the retention of the Mahonia guarantees.

Other Information

Regulatory Matters

Gas Distribution Operations Related Matters. Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. Through the month of March 2005, approximately 664 thousand of Gas Distribution Operations’ residential and small commercial and industrial customers selected an alternate supplier.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)

Columbia energy group

On March 29, 2005, the PSC approved a renewed pilot program for Columbia of Kentucky authorizing the continuation of the Customer ChoiceSM Program. The program provides residential and small commercial customers the option to choose their natural gas supplier and avoids the stranded costs associated with the previous pilot. In addition, Columbia received approval from the PSC to implement programs that provide Columbia of Kentucky with the opportunity to stabilize wholesale costs for gas during the winter heating season and share certain cost savings with customers.

Since November 1, 2004, Columbia of Ohio has been operating under a new regulatory stipulation approved by the PUCO that expires on October 31, 2008. This regulatory stipulation has been contested by the OCC, and on June 9, 2004, the PUCO denied the OCC’s Second Application for Rehearing. The OCC then filed an appeal with the Supreme Court of Ohio on July 29, 2004, contesting the PUCO’s May 5, 2004 order on rehearing, which granted in part Columbia of Ohio’s joint application for rehearing, and the PUCO’s June 9, 2004 order, denying the OCC’s Second Application for Rehearing. Columbia of Ohio intervened in the appellate proceeding. On December 8, 2004, the PUCO and Columbia of Ohio filed motions to dismiss the appeal, based upon the OCC’s failure to comply with the Supreme Court of Ohio’s procedural rules. On December 17, 2004, the OCC filed its Memoranda Contra. On March 23, 2005, the Supreme Court of Ohio issued a decision in which it granted the motions to dismiss and dismissed the appeal based upon the OCC’s failure to comply with the Court’s procedural rules. On April 1, 2005, the OCC filed a Motion for Reconsideration with the Supreme Court of Ohio. Columbia of Ohio and the PUCO filed Memoranda Contra on April 8, 2005.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad debt recovery requirements in November 2004. As of March 31, 2005, Columbia of Ohio has $35.3 million of uncollected accounts receivable pending future recovery. On May 2, 2005, Columbia filed an application for approval to decrease its Uncollectible Expense Rider rate, effective June 2005. This request for reduction in its Uncollectible Expense Rider rate was based on projected annual recovery requirements of $26.3 million for the period ending March 31, 2006 – a reduction of $11.4 from Columbia’s currently effective rate.

On December 2, 2004, Columbia of Ohio filed two applications with the OPSB, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. On February 7, 2005, the Board notified Columbia that the applications were certified as complete. Columbia of Ohio also filed requests for waivers from certain of the Board’s requirements. The waivers were approved on February 4, 2005. On April 14, 2005, the Board issued an Order (i) finding that the effective date of the applications is April 15, 2005, (ii) granting Columbia’s motion to consolidate the cases for hearing purposes, and (iii) establishing a public hearing date of June 20, 2005, and an adjudicatory hearing date of June 21, 2005.

Gas Transmission and Storage Operations Related Matters. On March 31, 2005, the FERC issued an order regarding Columbia Transmission’s annual EPCA filing. The FERC’s order accepted the filing, subject to refund, and established a hearing to address issues related to the appropriate methodology for allocating costs associated with the new electric Downingtown Compressor units. The order does not inhibit Columbia’s ability to fully recover its electric costs; as such, management does not believe this order will have a material financial impact.

On March 29, 2005, the FERC issued an unconditional order accepting Columbia Transmission’s March 1, 2005 RAM filing. Columbia Transmission’s March 1, 2004 RAM is still pending before the FERC, with no statutory time requirement for future action; however, with the approval of the 2005 RAM filing, management does not anticipate a material adverse order.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)

Columbia energy group

Environmental Matters

Currently, various environmental matters impact Columbia. As of March 31, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 8-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters.

Proposed Millennium Pipeline Project

The proposed Millennium Project, in which Columbia Transmission is participating and will serve as developer and operator, will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The project is now being marketed in two phases. Phase 1 of the project is to begin at a proposed interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse. Empire would construct a lateral pipeline southward to connect with Millennium near Corning, N.Y. Millennium would extend eastward to an interconnect with Algonquin Gas Transmission at Ramapo, N.Y. As currently planned, Phase 2 would cross the Hudson River, linking to the New York City metropolitan market.

On September 19, 2002, the FERC issued its order granting final certificate authority for the original Millennium project and specified that Millennium may not begin construction until certain environmental and other conditions are met. One such condition, impacting what is now being marketed as Phase 2 of the project, is compliance with the Coastal Zone Management Act, which is administered by the NYDOS. NYDOS has determined that the Hudson River crossing plan is not consistent with the Act. Millennium’s appeal of that decision to the United States Department of Commerce was denied. Millennium filed an appeal of the United States Department of Commerce ruling relating to the project’s Hudson River crossing plan in the United States Federal District Court on February 13, 2004. The procedural schedule calls for all briefings to be completed by the end of 2005.

During the second quarter of 2004, a NiSource affiliate purchased an additional interest in the project. NiSource is finalizing plans to transfer this interest to other sponsors in the second quarter of 2005. The other sponsors are Columbia Transmission, MCNIC Millennium Company (subsidiary of DTE Energy Company), and KeySpan Millennium, L.L.C. (subsidiary of KeySpan Corporation).

Hardy Storage Project

In November 2004, Columbia Transmission and a subsidiary of Piedmont reached an agreement to jointly develop a major new underground natural gas storage field to help meet increased market demand for natural gas in the eastern United States.

Columbia Transmission and Piedmont have formed Hardy Storage, to develop a natural gas storage field from a depleted natural gas production field in West Virginia. Columbia Transmission and Piedmont each have a 50% equity interest in the project, and Columbia Transmission will serve as operator of the facilities.

An open season for Hardy Storage conducted in early 2004 resulted in full subscription of the project’s storage capacity under long-term firm contracts. The field, which will have the capacity to store approximately 12 Bcf natural gas, is planned to begin service in November 2007, and will ultimately deliver 176 MMDth per day of firm storage service to the four customers subscribing for Hardy Storage capacity. These customers have also signed long-term firm agreements with Columbia Transmission for transportation capacity to deliver gas from Hardy Storage to their markets. Columbia Transmission will expand its natural gas transmission system to create this capacity.

Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, with plans to begin construction later this year. Service from both projects is expected to be available in 2007.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)

Columbia energy group

Nisource Outsourcing Project

NiSource has selected IBM as the business process service provider with whom NiSource will move forward into a period of exclusive negotiation toward a contract to outsource up to $2 billion of business support activities over ten years. Teams of employees from the areas under consideration for transformation have been working for three months through a disciplined process with Accenture Ltd. and IBM – the two service providers that responded to an extensive RFP from NiSource – to identify potential solutions and savings. NiSource has not yet finalized which activities and processes will be outsourced or to what extent, and it is uncertain at this time what the impact will be for Columbia. A team from NiSource and IBM is working on the details of the future relationship between the two companies. NiSource expects to make final decisions and conclude contract negotiations in June 2005 .

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Columbia energy group

Omitted pursuant to General Instruction H(2)(c).

ITEM 4. CONTROLS AND PRODEDURES

Evaluation of Disclosure Controls and Procedures

Columbia’s president and chief executive officer and its principal financial officer, after evaluating the effectiveness of Columbia’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, Columbia’s disclosure controls and procedures were adequate and effective to ensure that material information relating to Columbia and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There was no change in Columbia’s internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Columbia’s internal control over financial reporting.

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

The defendants, including the Columbia defendants, have filed motions to dismiss for lack of subject matter jurisdiction in this case. Oral argument on the motions to dismiss was held on March 17 and 18, 2005 before a Special Master. The Special Master is expected to submit a final report and recommendation to the Federal District Court.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Omitted pursuant to General Instruction H(2)(b)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Omitted pursuant to General Instruction H(2)(b)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction H(2)(b)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

(12)	Statements of Ratio of Earnings to Fixed Charges (filed herewith).

(31.1)	Certification of Michael W. O’Donnell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of David J. Vajda Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 6. EXHIBITS (continued)

Columbia energy group

(32.1)	Certification of Michael W. O’Donnell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	Certification of David J. Vajda, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Columbia hereby agrees to furnish the SEC, upon request, any instrument defining the rights of holders of long-term debt of Columbia not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of Columbia and its subsidiaries on a consolidated basis.

SIGNATURE

Columbia energy group

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Columbia Energy Group
(Registrant)

Date: May 9, 2005	By:	/s/ Jeffrey W. Grossman

Jeffrey W. Grossman
Vice President
(Principal Accounting Officer
and Duly Authorized Officer)