Form 10-Q
period 2005-06-30
COLUMBIA ENERGY GROUP
filed 2005-08-05
CIK 22099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ______
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

COLUMBIA ENERGY GROUP
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2005

DEFINED TERMS
     The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
CER	Columbia Energy Resources, Inc.
Columbia	Columbia Energy Group
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Hardy Storage	Hardy Storage Company, L.L.C.
Millennium	Millennium Pipeline Company, L.P.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Transcom	Columbia Transmission Communications Corporation

Abbreviations
APB No. 28	Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”
Bcf	Billion cubic feet
DOT	U.S. Department of Transportation
Empire	Empire State Pipeline
EPCA	Electric Power Cost Adjustment
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
IBM	International Business Machines Corp.
LDCs	Local distribution companies
Mahonia	Mahonia II Limited
MMDth	Million dekatherms
MSCP	Morgan Stanley Dean Witter Capital Partners IV, L.P.
NYDOS	New York’s Department of State
NYMEX	New York Mercantile Exchange
OCC	Office of the Ohio Consumers’ Counsel
OPSB	Ohio Power Siting Board
Piedmont	Piedmont Natural Gas Company, Inc.
PSC	Kentucky Public Service Commission
PUCO	Public Utilities Commission of Ohio
RAM	Retainage Adjustment Mechanism
SEC	Securities and Exchange Commission

DEFINED TERMS (continued)

SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Statement of Financial Accounting Standards No. 71,
“Accounting for the Effects of Certain Types of
Regulation”
SFAS No. 109	Statement of Financial Accounting Standards No. 109,
“Accounting for Uncertain Tax Positions”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R,
“Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133,
“Accounting for Derivative Instruments and Hedging
Activities,” as amended
SFAS No. 143	Statement of Financial Accounting Standards No. 143,
“Accounting for Asset Retirement Obligations”
Tcf	Trillion cubic feet
Triana	Triana Energy Holdings

PART I
ITEM 1. FINANCIAL STATEMENTS
Columbia energy group
Statements of Consolidated Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004

Net Revenues
Gas Distribution	$410.4	$382.2	$1,477.0	$1,326.2
Gas Transmission and Storage	196.0	188.7	489.7	500.4
Other	23.1	22.3	51.0	47.5
Affiliated revenues	2.6	2.6	5.6	5.7

Gross Revenues	632.1	595.8	2,023.3	1,879.8
Cost of sales	267.8	254.9	1,055.3	944.8
Cost of sales — affiliated	0.3	—	0.6	—

Total Net Revenues	364.0	340.9	967.4	935.0

Operating Expenses
Operation and maintenance	176.1	150.9	375.5	340.7
Depreciation and amortization	49.6	42.6	98.0	83.6
Loss on sale of assets	—	0.3	—	0.3
Other taxes	37.9	36.9	107.0	101.6

Total Operating Expenses	263.6	230.7	580.5	526.2

Operating Income	100.4	110.2	386.9	408.8

Other Income (Deductions)
Interest expense	(25.4)	(23.7)	(51.9)	(43.1)
Interest expense — affiliated	(0.6)	(0.2)	(1.2)	(1.2)
Interest income	3.4	1.2	5.4	2.8
Interest income — affiliated	4.2	3.4	8.6	6.2
Other, net	(0.8)	(0.2)	(2.1)	0.9

Total Other Income (Deductions)	(19.2)	(19.5)	(41.2)	(34.4)

Income from Continuing Operations before Income Taxes	81.2	90.7	345.7	374.4
Income Taxes	30.8	34.2	130.4	140.4
Income from Continuing Operations	50.4	56.5	215.3	234.0

Loss from Discontinued Operations — net of taxes	(14.0)	(0.7)	(14.0)	(3.7)
Gain on Disposition of Discontinued Operations — net of taxes	1.2	—	1.0	—

Net Income	$37.6	$55.8	$202.3	$230.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Consolidated Balance Sheets

	June 30,	December 31,
(in millions)	2005	2004

	(unaudited)
ASSETS
Property, Plant and Equipment
Utility Plant	$8,437.8	$8,338.5
Accumulated depreciation and amortization	(3,789.3)	(3,718.7)

Net utility plant	4,648.5	4,619.8

Other property, at cost, less accumulated depreciation	10.8	2.0

Net Property, Plant and Equipment	4,659.3	4,621.8

Investments and Other Assets
Assets of discontinued operations and assets held for sale	17.0	23.4
Unconsolidated affiliates	47.5	41.7
Other investments	50.9	41.7

Total Investments and Other Assets	115.4	106.8

Current Assets
Cash and cash equivalents	170.4	13.5
Restricted cash	2.0	5.4
Accounts receivable and unbilled revenue (less reserves of $29.7 and $19.4, respectively)	195.2	427.5
Accounts receivable — affiliated	379.6	452.4
Gas inventory	115.9	285.7
Underrecovered gas and fuel costs	59.5	239.4
Materials and supplies, at average cost	18.4	17.0
Price risk management assets	63.7	45.7
Exchange gas receivable	167.8	131.7
Regulatory assets	121.0	87.9
Prepayments and other	48.0	74.0

Total Current Assets	1,341.5	1,780.2

Other Assets
Price risk management assets	148.2	113.9
Regulatory assets	348.0	354.2
Intangible assets, less accumulated amortization	0.8	1.4
Deferred charges and other	121.1	121.0
Other receivables — affiliated	21.7	21.7

Total Other Assets	639.8	612.2

Total Assets	$6,756.0	$7,121.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Consolidated Balance Sheets (continued)

	June 30,	December 31,
(in millions)	2005	2004

	(unaudited)
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity
Additional paid-in-capital	$1,418.5	$1,419.5
Retained earnings	1,291.6	1,439.2
Accumulated other comprehensive income and other common stock equity	135.6	104.1

Total common stock equity	2,845.7	2,962.8
Long-term debt, excluding amounts due within one year	1,075.7	1,075.9

Total Capitalization	3,921.4	4,038.7

Current Liabilities
Current portion of long-term debt	281.9	281.9
Short-term borrowings	—	0.1
Accounts payable	156.9	310.7
Accounts payable-affiliated	28.4	19.4
Customer accounts receivable credit balances and deposits	44.9	122.2
Taxes accrued	178.5	120.2
Interest accrued	11.9	11.4
Overrecovered gas and fuel costs	26.0	1.6
Price risk management liabilities	2.3	4.9
Exchange gas payable	253.0	323.7
Current deferred revenue	24.4	23.2
Regulatory liabilities	24.1	24.5
Accrued liability for postretirement and postemployment benefits	33.6	33.5
Deferred income taxes	42.0	104.7
Other accruals	164.2	156.0

Total Current Liabilities	1,272.1	1,538.0

Other Liabilities and Deferred Credits
Deferred income taxes	854.6	814.9
Deferred investment tax credits	24.8	25.5
Deferred credits	41.8	47.8
Noncurrent deferred revenue	74.1	86.9
Accrued liability for postretirement and postemployment benefits	79.1	84.5
Regulatory liabilities	371.9	368.8
Other noncurrent liabilities	116.2	115.9

Total Other Liabilities and Deferred Credits	1,562.5	1,544.3

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$6,756.0	$7,121.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Statements of Consolidated Cash Flow (unaudited)

Six Months Ended June 30, (in millions)	2005	2004

Operating Activities
Net Income	$202.3	$230.3
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation, depletion, and amortization	98.0	83.6
Net changes in price risk management activities	(6.3)	0.9
Deferred income taxes and investment tax credits	(40.6)	34.6
Deferred revenue	(11.6)	(17.2)
Amortization of unearned compensation	0.3	0.4
Loss on sale of assets	—	0.3
Gain on sale of discontinued operations	(1.0)	—
Loss from discontinued operations	14.0	3.7
Other	(0.2)	0.7
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	224.5	282.1
Inventories	168.5	109.1
Accounts payable	(145.8)	(27.1)
Customer deposits	(1.1)	(0.2)
Taxes accrued	45.4	6.4
Interest accrued	0.5	(2.7)
(Under) Overrecovered gas and fuel costs	204.3	49.8
Exchange gas receivable/payable	(69.1)	27.5
Other accruals	(80.8)	(78.4)
Prepayments and other current assets	26.0	23.8
Regulatory assets/liabilities	(32.4)	2.3
Postretirement and postemployment benefits	(5.3)	(2.9)
Deferred credits	(5.4)	(1.6)
Deferred charges and other noncurrent assets	(0.6)	(4.8)
Other noncurrent liabilities	4.1	1.7

Net Cash Flows from Continuing Operations	587.7	722.3
Net Cash Flows used for Discontinued Operations	(9.8)	—

Net Cash Flows from Operating Activities	577.9	722.3

Investment Activities
Capital expenditures	(130.5)	(95.5)
Change in Affiliated Money Pool	71.0	(631.9)
Proceeds from disposition of assets	0.3	—
Other investing activities	(11.7)	(3.8)

Net Cash Flows used for Investing Activities	(70.9)	(731.2)

Financing Activities
Change in short-term debt	(0.1)	—
Dividends paid — common shares	(350.0)	—

Net Cash Flows used for Financing Activities	(350.1)	—

Increase (Decrease) in cash and cash equivalents	156.9	(8.9)
Cash and cash equivalents at beginning of year	13.5	13.7

Cash and cash equivalents at end of period	$170.4	$4.8

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	52.8	47.6
Interest capitalized	0.2	0.7
Cash paid for income taxes	80.3	73.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Statements of Consolidated Comprehensive Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004

Net Income	$37.6	$55.8	$202.3	$230.3
Other comprehensive income, net of taxes
Net unrealized gains on cash flow hedges	1.4	1.9	31.7	13.0
Net gain (loss) on available for sale securities	0.4	(0.8)	(0.1)	(0.5)

Total other comprehensive income, net of taxes	1.8	1.1	31.6	12.5

Total Comprehensive Income	$39.4	$56.9	$233.9	$242.8

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
At June 30, 2005, Columbia implemented a change in accounting policy affecting the presentation on the balance sheet of its short-term investment in the NiSource Money Pool whereby investments of $369.5 million are reflected in “Accounts receivable — affiliated” rather than as “Cash and cash equivalent.” Cash flows arising from withdrawals and deposits from the NiSource Money Pool are reflected as cash flows provided by (used for) investing activities. By virtue of its participation in the NiSource Money Pool, Columbia is exposed to credit risk which could be affected by its affiliate relationship.
Although none of the agreements or conditions governing these investments has changed, Columbia believes that changing the presentation of such deposits to show them as an affiliated receivable and not as a cash equivalent is preferable. Columbia continues to have the contractual right to withdraw these funds on demand and continues to have the ability to access funds deposited in these accounts on a daily basis. The amount reclassified as a result of this change in accounting policy was $440.7 million as of December 31, 2004.
In the Statements of Consolidated Cash Flows for the six months ended June 30, 2004, the classification of the activity in restricted cash balances has been reclassified to an investing activity within “Other investing activities.” Columbia previously presented such changes as an operating activity. For the six months ended June 30, 2004, this resulted in a $2.8 million increase to investing cash flows and a corresponding decrease to operating cash flows from the amounts previously reported.
The Consolidated Balance Sheets and Consolidated Statement of Cash Flows for all prior periods presented in this report have been reclassified to conform to the current presentation. A summary of the change in presentation of the Consolidated Statement of Cash Flows is presented below:

(in millions)	Six Months Ended June 30, 2004

Cash used for investing activities as previously presented	$(102.1)
Change in cash deposits with NiSource Money Pool	(631.9)
Reclassification of restricted cash	2.8

Cash used for investing activities, as currently reported	$(731.2)

(in millions)	Six Months Ended June 30, 2004

Net increase in cash and cash equivalents as previously presented	$623.0
Change in cash deposits with NiSource money pool	(631.9)

Net decrease in cash and cash equivalents, as currently reported	$(8.9)

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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)
SFAS No. 123 (revised 2004) — Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after December 15, 2005, as directed by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. Columbia plans to adopt this standard on January 1, 2006, using a modified version of the prospective application as described in the statement, for NiSource share-based awards issued to employees of Columbia or a Columbia subsidiary.
Accounting for Uncertain Tax Positions. On July 14, 2005, the FASB issued an Exposure Draft, “Accounting for Uncertain Tax Positions,” that would interpret SFAS No. 109. This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a “probable recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effects of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Columbia is currently reviewing the provisions of the Exposure Draft to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements.
3. Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The service and outsourcing agreement is for ten years with a transition period to extend through December 31, 2006. In connection with the IBM agreement, a total of approximately 1,000 positions have been identified for elimination through the transition period of which 329 are positions in Columbia. As of June 30, 2005, no employees were terminated during the quarter as a result of the agreement with IBM. In June 2005, Columbia recorded a restructuring charge of $10.6 million for estimated severance payments expected to be made in connection with the IBM agreement. Of the $10.6 million restructuring charge recorded for the period, $8.0 million was recorded by the Gas Distribution Operations segment and $2.6 million was recorded by Transmission and Storage Operations segment. NiSource expects to recognize approximately $20 million in restructuring charges in the third quarter of 2005 for non-cash pension and postretirement benefit expense related to the severed employees. A portion of these expenses will be allocated to Columbia. These restructuring charges are included in “Operation and maintenance” expense on the Statements of Consolidated Income.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. In connection with these earlier restructuring initiatives, a total of approximately 1,200 management, professional, administrative and technical positions were identified for elimination within Columbia. As of June 30, 2005, approximately 900 employees were terminated, of whom 2 were terminated during the quarter and six months ended June 30, 2005.
Restructuring reserve by restructuring initiative:

	Balance at				Balance at
(in millions)	Dec. 31, 2004	Additions	Benefits Paid	Adjustments	Jun. 30, 2005

Outsourcing initiative	$—	$3.4	$—	$—	$3.4
Columbia merger and related initiatives	14.1	—	(2.0)	(0.7)	$11.4

Total	$14.1	$3.4	$(2.0)	$(0.7)	$14.8

Columbia recognized a $3.4 million restructuring liability in the second quarter of 2005 for the estimated severance payments to be made as a result of the IBM outsourcing agreement. Adjustments to the restructuring liability were recorded mainly for reductions in estimated expenses related to previous restructuring initiatives. Of the $10.6 million restructuring charge associated with the IBM agreement recorded for the period, $7.2 million was allocated

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)
from NiSource Corporate Services. For the restructuring initiatives associated with the Columbia merger and related initiatives, $10.6 million is related to facility exit costs.
4. Discontinued Operations and Assets Held for Sale
Columbia Transmission is in the process of selling certain facilities that are non-core to the operation of the pipeline system. Columbia has accounted for the assets of these facilities, with a net book value of $17.0 million, as assets held for sale. Based on discussion with the potential buyer, Columbia does not believe that it is likely to sell certain assets formerly held by Transcom that were valued at $6.1 million. These assets were written down to zero in June 2005.
Results from discontinued operations of Transcom and CER are provided in the following table:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004

Revenues from discontinued operations	$—	$—	$—	$—

Loss from discontinued operations	(21.5)	(0.7)	(21.5)	(5.7)
Income tax benefit	(7.5)	—	(7.5)	(2.0)

Net Loss from discontinued operations	$(14.0)	$(0.7)	$(14.0)	$(3.7)

The loss from discontinued operations for the current quarter included changes to reserves for contingencies primarily related to CER and an impairment of assets related to Transcom.
The assets of discontinued operations and assets held for sale included net property, plant, and equipment of $17.0 million and $23.4 million at June 30, 2005 and December 31, 2004, respectively.
5. Regulatory Matters
Gas Distribution Operations Related Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. Through the month of June 2005, approximately 611,000 of Gas Distribution Operations’ residential, small commercial and industrial customers selected an alternate supplier.
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
Since November 1, 2004, Columbia of Ohio has been operating under a new regulatory stipulation approved by the PUCO that expires on October 31, 2008. This regulatory stipulation was contested by the OCC, and on June 9, 2004, the PUCO denied the OCC’s Second Application for Rehearing. The OCC then filed an appeal with the Supreme Court of Ohio on July 29, 2004, contesting the PUCO’s May 5, 2004 order on rehearing, which granted in part Columbia of Ohio’s joint application for rehearing, and the PUCO’s June 9, 2004 order, denying the OCC’s Second Application for Rehearing. Columbia of Ohio intervened in the appellate proceeding. On December 8, 2004, the PUCO and Columbia of Ohio filed motions to dismiss the appeal, based upon the OCC’s failure to comply with the Supreme Court of Ohio’s procedural rules. On December 17, 2004, the OCC filed its Memoranda Contra. On March 23, 2005, the Supreme Court of Ohio issued a decision in which it granted the motions to dismiss and dismissed the appeal based upon the OCC’s failure to comply with the Court’s procedural rules. On April 1, 2005, the OCC filed a Motion for Reconsideration with the Supreme Court of Ohio. Columbia of Ohio and the PUCO

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)
filed Memoranda Contra on April 8, 2005. On May 25, 2005, the Supreme Court of Ohio denied the OCC’s Motion for Reconsideration.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad-debt recovery requirements in November 2004. As of June 30, 2005, Columbia of Ohio has $34.9 million of uncollected accounts receivable pending future recovery. On May 2, 2005, Columbia filed an application for approval to decrease its Uncollectible Expense Rider rate, effective June 2005. This request for reduction in its Uncollectible Expense Rider rate was based on projected annual recovery requirements of $26.3 million for the period ending March 31, 2006 – a reduction of $11.4 million from Columbia’s currently effective rate. On June 1, 2005, the PUCO approved Columbia of Ohio, Inc.’s application to adjust its Uncollectible Expense Rider rate.
On December 2, 2004, Columbia of Ohio filed two applications with the OPSB, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. On February 7, 2005, the OPSB notified Columbia that the applications were certified as complete. Columbia of Ohio also filed requests for waivers from certain OPSB requirements. The waivers were approved on February 4, 2005. On April 14, 2005, the OPSB issued an Order (i) finding that the effective date of the applications is April 15, 2005, (ii) granting Columbia’s motion to consolidate the cases for hearing purposes, and (iii) establishing a public hearing date of June 20, 2005, and an adjudicatory hearing date of June 21, 2005. On July 7, 2005 a Stipulation and Recommendation was filed in which all parties recommended approval of Columbia’s plans for the construction of the Northern Columbus Loop Natural Gas Pipeline. On August 3, 2005, the OPSB approved Columbia’s construction of the Northern Columbus Loop Natural Gas Pipeline project.
Gas Transmission and Storage Operations Related Matters
On June 30, 2005, the FERC issued the “Order On Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting of the DOT’s Integrity Management Rule. The effective date of the guidance is January 1, 2006 at which time all assessment costs will be expensed (assuming no change on rehearing). Importantly, the rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. There is no material impact on 2005 for this order, but it is anticipated that operating expenses may increase approximately $8 to $12 million in 2006 related to this guidance and the expenditures Columbia expects to incur for the DOT’s Integrity Management Rule.
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
Hedging Activities. The activity for the second quarter and six months ended June 30, 2005 and 2004 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions, net of taxes)	2005	2004	2005	2004

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$134.0	$98.7	$103.7	$87.6

Unrealized hedging gains arising during the period on derivatives qualifying as cash flow hedges	11.3	8.0	49.2	26.3

Reclassification adjustment for net gain included in net income	(9.9)	(6.1)	(17.5)	(13.3)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$135.4	$100.6	$135.4	$100.6

Unrealized gains and losses on Columbia’s hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets include price risk management assets related to unrealized gains and losses on hedges of $211.9 million and $159.6 million at June 30, 2005 and December 31, 2004, respectively, of which $63.7 million and $45.7 million were included in “Current Assets” and $148.2 million and $113.9 million were included in “Other Assets.”
During the second quarter of 2005 and 2004, no amounts were recognized in earnings due to the change in value of certain derivative instruments primarily representing time value. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the second quarter of 2005 and 2004, Columbia reclassified no amounts related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $41.2 million, net of taxes.
Commodity Price Risk Programs. Columbia of Pennsylvania, Columbia of Kentucky and Columbia of Maryland use NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of their gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $3.5 million and zero of price risk management assets associated with these programs at June 30, 2005 and December 31, 2004, respectively. In addition, the Consolidated Balance Sheets reflected $0.1 million and $0.3 million of price risk management liabilities associated with these programs at June 30, 2005 and December 31, 2004, respectively.
Columbia of Virginia started a program in April 2005 which allows non-jurisdictional customers the opportunity to lock in their gas cost as an alternative to the standard gas cost recovery mechanism. This service provides Columbia of Virginia customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Columbia of Virginia purchases NYMEX futures and options contracts that correspond to a fixed or capped price in the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges. The Consolidated Balance Sheets reflected $0.2 million of price risk management assets and effectively zero of price risk management liabilities associated with this program at June 30, 2005.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)
For regulatory incentive purposes, Columbia of Kentucky, Columbia of Ohio, Columbia of Pennsylvania and Columbia of Maryland, (collectively, the “Columbia LDCs”) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings. The Consolidated Balance Sheets reflected $2.2 million and $4.6 million of price risk management liabilities associated with these programs at June 30, 2005 and December 31, 2004, respectively.
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
7. Pension and Other Postretirement Benefits
Columbia uses September 30 as its measurement date for its pension and other postretirement benefit plans. Columbia expects to make contributions of $0.6 million to its pension plans and $28.7 million to its other postretirement benefit plans in 2005. As of June 30, 2005, Columbia has contributed zero to its pension plans and $13 million to its other postretirement benefit plans.
The following tables provide the components of the plans’ net periodic benefits cost for the second quarter and six months ended June 30, 2005 and June 30, 2004.

	Pension Benefits		Other Benefits
Three months ended June 30, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$5.2	$4.8	$1.2	$1.1
Interest cost	12.4	12.5	5.4	5.2
Expected return on assets	(16.6)	(15.8)	(3.6)	(3.2)
Amortization of prior service cost	0.2	0.2	0.1	0.1
Recognized actuarial loss	0.3	0.3	0.7	0.5

Net Periodic Benefits Cost	$1.5	$2.0	$3.8	$3.7

	Pension Benefits		Other Benefits
Six months ended June 30, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$10.4	$9.6	$2.4	$2.2
Interest cost	24.8	25.0	10.8	10.4
Expected return on assets	(33.2)	(31.6)	(7.2)	(6.4)
Amortization of prior service cost	0.5	0.4	0.2	0.2
Recognized actuarial loss	0.5	0.6	1.4	1.0

Net Periodic Benefits Cost	$3.0	$4.0	$7.6	$7.4

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)
8. Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, Columbia and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at June 30, 2005 and the years in which they expire were:

(in millions)	Total	2005	2006	2007	2008	2009	After

Guarantees supporting commodity transactions of subsidiaries	$608.0	$50.0	$397.0	$25.9	$46.4	$49.5	$39.2
Other guarantees	101.7	—	—	—	—	2.2	99.5

Total commercial commitments	$709.7	$50.0	$397.0	$25.9	$46.4	$51.7	$138.7

Guarantees Supporting Commodity Transactions of Subsidiaries. Columbia has issued guarantees, which support up to approximately $608.0 million in commodity-related payments for its current and former subsidiaries involved in forward gas sales activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
Other Guarantees. Columbia retains certain operational and financial guarantees with respect to its former exploration and production subsidiary, CER.
Off Balance Sheet Items. Columbia has purchase and sales agreement guarantees totaling $85.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Consolidated Balance Sheets. Management believes that the likelihood Columbia would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
Columbia has retained liabilities related to the CER forward gas sales agreements with Mahonia for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. As of June 30, 2005, approximately 17.8 Bcf remained to be delivered under the forward sales agreements. Columbia is indemnified by Triana, and MSCP will fund up to a maximum of $25.3 million of additional equity to Triana to support Triana’s indemnity, for Triana’s gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.
Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. Columbia believes that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $25.3 million of further commitments to Triana from MSCP, adequately offset any losses that may be incurred by Columbia due to Triana’s non-performance under the Mahonia agreements. Accordingly, Columbia has not recognized a liability related to the retention of the Mahonia guarantees.
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
As of June 30, 2005, a reserve of approximately $46.8 million has been recorded to cover probable corrective actions at sites where Columbia has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, Columbia believes that any corrective actions required will not have a material effect on its financial position or results of operations.
There were no new environmental matters relating to Gas Distribution Operations or Gas Transmission and Storage Operations during the first six months of 2005.
9. Accumulated Other Comprehensive Income
The following table displays the components of Accumulated Other Comprehensive Income, which is included in “Common stock equity,” on the Consolidated Balance Sheets.

	June 30,	December 31,
(in millions)	2005	2004

Other comprehensive income, before taxes:
Unrealized gains on securities	$0.2	$0.3
Unrealized gains on cash flow hedges	208.3	159.5

Other comprehensive income, before taxes:	$208.5	$159.8

Income tax expense related to items of other comprehensive income	(72.9)	(55.7)

Total Accumulated Other Comprehensive Income, net of taxes	$135.6	$104.1

10. Income Taxes
For the six months ended June 30, 2005 and 2004, Columbia’s provision for income taxes was calculated in accordance with APB. No 28. Accordingly, the interim effective tax rate reflects the estimated annual effective tax rate for 2005. The effective tax rate differs from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and certain non-deductible expenses.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)
The following table provides information about business segments. Columbia uses operating income as its primary measurement for each of the reporting segments. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004

REVENUES
Gas Distribution Operations
Unaffiliated	$471.8	$443.8	$1,682.1	$1,541.1

Gas Transmission and Storage Operations
Unaffiliated	137.0	132.0	294.1	297.6
Intersegment and affiliates	50.2	53.9	114.3	118.4

Total	187.2	185.9	408.4	416.0

Other Operations
Unaffiliated	20.5	17.0	41.1	34.8
Intersegment and affiliates	0.1	—	0.1	0.1

Total	20.6	17.0	41.2	34.9

Adjustments and eliminations	(47.5)	(50.9)	(108.4)	(112.2)

Consolidated Revenues	$632.1	$595.8	$2,023.3	$1,879.8

Operating Income (Loss)
Gas Distribution Operations	$25.0	$32.0	$203.0	$215.5
Gas Transmission and Storage Operations	76.1	72.9	184.0	183.4
Other Operations	—	(0.1)	1.9	(0.6)
Corporate	(0.7)	5.4	(2.0)	10.5

Consolidated Operating Income	$100.4	$110.2	$386.9	$408.8

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
Realization of Columbia’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for Columbia’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom Columbia has no control, the effectiveness of NiSource’s outsourcing initiative, actual operating experience of Columbia assets, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of Columbia. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
The following Management’s Narrative Analysis of Results of Operations should be read in conjunction with Columbia’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Results of Operations
The Quarter Ended June 30, 2005
Net Income
Columbia reported net income of $37.6 million for the three months ended June 30, 2005, compared to net income of $55.8 million for the second quarter 2004. Columbia’s net income reflects a $14.0 million loss from discontinued operations due to changes in reserves for contingencies related to CER of $10.0 million and $4.0 million for an impairment of assets related to Transcom. Operating income was $100.4 million, a decrease of $9.8 million from the same period in 2004.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. These trackers increase both operating expenses and net revenues and have essentially no impact on total operating income results. Approximately $5.2 million of the increase in operating expenses was offset by a corresponding increase to net revenues reflecting recovery of these costs.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)
Columbia energy group
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended June 30, 2005, were $364.0 million, a $23.1 million increase from the same period last year. The increased net revenues resulted from $8.9 million from a third party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract, $8.8 million from regulatory initiatives, including the expiration of the 1999 stipulation for Columbia of Ohio and the impact of trackers discussed above, and increased gas sales of approximately $4.2 million due to favorable weather conditions, partially offset by the impact of the re-contracting of firm transportation and storage contracts that expired October 31, 2004, net of remarketing activities.
Expenses
Operating expenses for the second quarter of 2005 were $263.6 million, an increase of $32.9 million from the 2004 period. The increase resulted from $10.6 million of restructuring expenses recorded in connection with an outsourcing agreement with IBM, $7.0 million higher depreciation expense primarily the result of the expiration of the 1999 stipulation for Columbia of Ohio, $5.2 million of trackers discussed above and the reversal of a litigation reserve upon settlement of $6.8 million in the comparable 2004 period.
Other Income (Deductions)
Interest income, net for the second quarter of 2005 was $7.6 million, an increase of $3.0 million. The increase was partially offset by an increase of $2.1 million from interest expense related to long term debt due to the termination of interest rate swaps in 2004.
Income Taxes
Income tax expense for the second quarter of 2005 was $30.8 million, a decrease of $3.4 million compared to the 2004 period, due primarily to lower pre-tax income.
Results of Operations
Six Months Ended June 30, 2005
Net Income
Columbia reported net income of $202.3 million for the six months ended June 30, 2005, compared to net income of $230.3 million for the first half of 2004. Columbia’s net income reflects a $14.0 million loss from discontinued operations due to $10.0 million from changes in reserves for contingencies related to CER and $4.0 million for an impairment of assets related to Transcom. Operating income was $386.9 million, a decrease of $21.9 million from the same period in 2004.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. These trackers increase both operating expenses and net revenues and have essentially no impact on total operating income results. Approximately $19.2 million of the increase in operating expenses was offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2005, were $967.4 million, a $32.4 million increase from the same period last year. The increased net revenues resulted from a $34.4 million increase from regulatory initiatives, including the expiration of the 1999 stipulation for Columbia of Ohio and the impact of trackers discussed above, $8.9 million from a third party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract, and increased gas sales of approximately $2.4 million due to favorable weather conditions, partially offset by the impact of the re-contracting of firm transportation and storage contracts that expired October 31, 2004, net of remarketing activities.
Expenses
Operating expenses for the first half of 2005 were $580.5 million, an increase of $54.3 million from the 2004 period. The increase resulted from $10.6 million of restructuring expenses recorded in connection with an outsourcing agreement with IBM, $14.5 million higher depreciation expense primarily the result of the expiration of the 1999 stipulation for Columbia of Ohio, $19.2 million impact of the trackers discussed above and the reversal of a litigation reserve upon settlement of $14.3 million in the comparable 2004 period.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)
Columbia energy group
Other Income (Deductions)
Interest expense, net was $53.1 million for the six months ended June 30, 2005, an increase of $8.8 million. The increase in interest expense related to long term debt due to the termination of interest rate swaps in 2004.
Income Taxes
Income tax expense for the six months ended June 30, 2005 was $130.4 million, a decrease of $10.0 million compared to the 2004 period, due primarily to lower pre-tax income.
Liquidity and Capital Resources
Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of Columbia’s operations, most notably in the gas distribution and gas transportation, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with internal and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.
Operating Activities. Net cash from operating activities for the six months ended June 30, 2005 was $577.9 million, a decrease of $144.4 million from the comparable 2004 period. This decrease was due primarily to the impact of deferred taxes, which changed due to the timing of gas purchase expense. Cash from working capital decreased $17.9 million from the comparable period mainly due to an increased use of cash for accounts payable balances associated with higher winter gas purchases and lower collections of accounts receivable as compared to the first half of 2004, partly offset by an increase in the collection of underrecovered gas and fuel cost.
Investing Activities. Capital expenditures of $130.5 million in the first six months of 2005 were $35.0 million higher than the comparable 2004 period. The spending for the first six months primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending is expected to increase in the remaining 2005 periods as compared to last year, mainly to support increased pipeline integrity related work and growth initiatives within Gas Transmission and Storage Operations.
Financing Activities. Columbia subsidiaries satisfy their liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. These subsidiaries may borrow or invest, on an intercompany basis, a cumulative maximum of $1.13 billion through the NiSource Money Pool as approved by the SEC under the Public Utility Holding Company Act of 1935. NiSource Finance provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.25 billion revolving credit facility with a syndicate of banks. At June 30, 2005, Columbia had no intercompany borrowings from the NiSource Money Pool.
Long-term Debt
NiSource is moving forward on an opportunity, announced earlier this year, to refinance $1.1 billion of Columbia debentures that become callable on November 28, 2005. The company has received offers to purchase an aggregate of $900 million of unregistered senior notes issuable in 7-, 10-, 11- and 20-year tranches at a weighted average interest rate of 5.52%, with settlement scheduled for November 28, 2005. The transaction is subject to the purchasers’ due diligence and negotiation of definitive agreements. NiSource expects to finalize the documentation by mid-August and will announce specific details after definitive agreements are executed.
Sale of Trade Accounts Receivables
On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreement, which originally expired in May 2005 was extended for another year on May 13, 2005, and now has a scheduled expiration date of May 12, 2006, and can be renewed again if mutually agreed to by both parties. As of June 30, 2005, $175 million of accounts receivable had been sold by CORC.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)
Columbia energy group
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
Market Risk Disclosures
Through its various business activities, Columbia is exposed to non-trading risks, including commodity price risk and credit risk of its subsidiaries.
Commodity price risk resulting from non-trading activities at Columbia’s rate-regulated subsidiaries is limited, since regulations allow recovery of prudently incurred purchased fuel and gas costs through the rate-making process. If states should explore additional regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional rate-making process and may be more exposed to commodity price risk.
Due to the nature of the industry, credit risk is a factor in many of Columbia’s business activities. Credit risk arises because of the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments, stand-by letters of credit and guarantees. Because many of Columbia’s exposures vary with changes in market prices, Columbia also estimates the potential credit exposure over the remaining term of transactions through statistical analysis of market prices. In determining exposure, Columbia considers collateral that it holds to reduce individual counterparty credit risk.
Off Balance Sheet Arrangements
Columbia has issued guarantees that support up to approximately $608.0 million of commodity-related payments to satisfy requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
Columbia has purchase and sales agreement guarantees totaling $85.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Consolidated Balance Sheets. Management believes that the likelihood Columbia would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
Columbia has other guarantees, operating leases, and lines and letters of credit outstanding. Refer to Note 6, “Risk Management Activities,” and Note 8-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about Columbia’s off balance sheet arrangements.
Columbia has retained liabilities related to the CER forward gas sales agreements with Mahonia for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. As of June 30, 2005, approximately 17.8 Bcf remained to be delivered under the forward sales agreements. Columbia is indemnified by Triana, and MSCP will fund up to a maximum of $25.3 million of additional equity to Triana to support Triana’s indemnity, for Triana’s gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.
Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. Columbia believes that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $25.3 million of further commitments to Triana from MSCP, adequately offset any losses that

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)
Columbia energy group
may be incurred by Columbia due to Triana’s non-performance under the Mahonia agreements. Accordingly, Columbia has not recognized a liability related to the retention of the Mahonia guarantees.
Other Information
Regulatory Matters
Gas Distribution Operations Related Matters. Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. Through the month of June 2005, approximately 611,000 of Gas Distribution Operations’ residential, small commercial and industrial customers selected an alternate supplier.
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
Since November 1, 2004, Columbia of Ohio has been operating under a new regulatory stipulation approved by the PUCO that expires on October 31, 2008. This regulatory stipulation was contested by the OCC, and on June 9, 2004, the PUCO denied the OCC’s Second Application for Rehearing. The OCC then filed an appeal with the Supreme Court of Ohio on July 29, 2004, contesting the PUCO’s May 5, 2004 order on rehearing, which granted in part Columbia of Ohio’s joint application for rehearing, and the PUCO’s June 9, 2004 order, denying the OCC’s Second Application for Rehearing. Columbia of Ohio intervened in the appellate proceeding. On December 8, 2004, the PUCO and Columbia of Ohio filed motions to dismiss the appeal, based upon the OCC’s failure to comply with the Supreme Court of Ohio’s procedural rules. On December 17, 2004, the OCC filed its Memoranda Contra. On March 23, 2005, the Supreme Court of Ohio issued a decision in which it granted the motions to dismiss and dismissed the appeal based upon the OCC’s failure to comply with the Court’s procedural rules. On April 1, 2005, the OCC filed a Motion for Reconsideration with the Supreme Court of Ohio. Columbia of Ohio and the PUCO filed Memoranda Contra on April 8, 2005. On May 25, 2005, the Supreme Court of Ohio denied the OCC’s Motion for Reconsideration.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad-debt recovery requirements in November 2004. As of June 30, 2005, Columbia of Ohio has $34.9 million of uncollected accounts receivable pending future recovery. On May 2, 2005, Columbia filed an application for approval to decrease its Uncollectible Expense Rider rate, effective June 2005. This request for reduction in its Uncollectible Expense Rider rate was based on projected annual recovery requirements of $26.3 million for the period ending March 31, 2006 – a reduction of $11.4 million from Columbia’s currently effective rate. On June 1, 2005, the PUCO approved Columbia of Ohio, Inc.’s application to adjust its Uncollectible Expense Rider rate.
On December 2, 2004, Columbia of Ohio filed two applications with the OPSB, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. On February 7, 2005, the OPSB notified Columbia that the applications were certified as complete. Columbia of Ohio also filed requests for waivers from certain OPSB requirements. The waivers were approved on February 4, 2005. On April 14, 2005, the OPSB issued an Order (i) finding that the effective date of the applications is April 15, 2005, (ii) granting Columbia’s motion to consolidate the cases for hearing purposes, and (iii) establishing a public hearing date of June 20, 2005, and an adjudicatory hearing date of June 21, 2005. On July 7, 2005 a Stipulation and Recommendation

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)
Columbia energy group
was filed in which all parties recommended approval of Columbia’s plans for the construction of the Northern Columbus Loop Natural Gas Pipeline. On August 3, 2005, the OPSB approved Columbia’s construction of the Northern Columbus Loop Natural Gas Pipeline project.
Gas Transmission and Storage Operations Related Matters. On June 30, 2005, the FERC issued the “Order On Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting of the DOT’s Integrity Management Rule. The effective date of the guidance is January 1, 2006 at which time all assessment costs will be expensed (assuming no change on rehearing). Importantly, the rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. There is no material impact on 2005 for this order, but it is anticipated that operating expenses may increase approximately $8 to $12 million in 2006 related to this guidance and the expenditures Columbia expects to incur for the DOT’s Integrity Management Rule.
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
Environmental Matters
Currently, various environmental matters impact Columbia. As of June 30, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 8-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters.
Proposed Millennium Pipeline Project
The proposed Millennium Project, in which Columbia Transmission is participating and will serve as developer and operator, will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The project is now being marketed in two phases. Phase 1 of the project is to begin at a proposed interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse. Empire would construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium would extend eastward to an interconnect with Algonquin Gas Transmission at Ramapo, New York. As currently planned, Phase 2 would cross the Hudson River, linking to the New York City metropolitan market.
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
On August 1, 2005, the Millennium natural gas pipeline submitted a certificate amendment filing to the FERC. This filing requests authorization from the Commission to construct the project in phases, details construction and development plans for Phase 1 of the project, and includes executed precedent agreements for service on Phase I of the project. Pending receipt of necessary approvals, Millennium expects to begin construction in mid-2006, targeting a November 1, 2007, in-service date.
During the second quarter of 2004, a NiSource affiliate purchased an additional interest in the project. NiSource is finalizing plans to transfer this interest to other sponsors in 2005. The other sponsors are Columbia Transmission,

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)
Columbia energy group
MCNIC Millennium Company (subsidiary of DTE Energy Company), and KeySpan Millennium, L.L.C. (subsidiary of KeySpan Corporation).
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
An open season for Hardy Storage conducted in early 2004 resulted in full subscription of the project’s storage capacity under long-term firm contracts. The field, which will have the capacity to store approximately 12 Bcf of natural gas, is planned to begin service in November 2007, and will ultimately be able to deliver 176 MMDth per day of firm storage service on behalf of the four customers subscribing to capacity in Hardy Storage. These customers have also signed long-term firm agreements with Columbia Transmission for transportation capacity to deliver gas from Hardy Storage to their markets. Columbia Transmission will expand its natural gas transmission system to create this capacity.
Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, with plans to begin construction later this year. Service from both projects is expected to be available in 2007.
NiSource Outsourcing Project
NiSource Corporate Services and IBM signed a definitive agreement for IBM to provide a broad range of business transformation and outsourcing services to NiSource. The ten-year agreement is expected to deliver upwards of $530 million in gross savings in operating and capital costs across NiSource’s 15 primary operating subsidiaries over the course of the contract, as well as provide technology advances and enhanced service capabilities. This does not include savings from other transformation projects such as a work management system or additional opportunities in supply chain. IBM began providing service to NiSource on July 1, 2005. Refer to Note 3, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring activity related to Columbia.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
Columbia energy group
1.	Stand Energy Corporation, et al. v. Columbia Gas Transmission Corporation, et al., Kanawha County Court, West Virginia
On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia. The complaint contains allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf, and asserts that those companies and certain “select shippers” engaged in an “illegal gas scheme” that constituted a breach of contract and violated state law. The “illegal gas scheme” complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Notice of Removal with the Federal Court in West Virginia on August 13, 2004 and a Motion to Dismiss on September 10, 2004. In October 2004, however, the plaintiffs filed their Second Amended Complaint, which clarified the identity of some of the “select shipper” defendants and added a federal antitrust cause of action. On January 6, 2005, the Court denied the Columbia companies’ motion to strike the Second Amended Complaint and granted the plaintiffs leave to amend. To address the issues raised in the Second Amended Complaint, the Columbia companies revised their briefs in support of the previously filed motions to dismiss. In June 2005, the Court granted in part and denied in part the Columbia companies’ motion to dismiss the Second Amended Complaint. The Columbia companies have filed an answer to the Second Amended Complaint.
2.	United States of America ex rel. Jack J. Grynberg v. Columbia Gas Transmission Corporation, et al., U.S. District Court, E.D. Louisiana
The plaintiff filed a complaint in 1997, under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf and Columbia Transmission. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mis-measuring the volume and heating content of natural gas produced on Federal land and Indian lands. The Plaintiff’s original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. The plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities (collectively, the “Columbia defendants”).
Plaintiff’s second complaint, filed in 1997, repeats the mis-measurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999.
The defendants, including the Columbia defendants, have filed motions to dismiss for lack of subject matter jurisdiction in this case. Oral argument on the motions to dismiss was held on March 17 and 18, 2005 before a Special Master. On May 13, 2005, the Special Master issued his report and recommendations and recommended dismissal of the action against the Columbia defendants. The recommendations of the Special Master still must be adopted by the court.
3.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are royalty owners, filed a lawsuit in early 2003 against Columbia Natural Resources alleging that Columbia Natural Resources underpaid royalties by improperly deducting post-production costs and not paying a fair value for the gas produced from their leases. Plaintiffs seek the alleged royalty underpayment and punitive damages claiming that Columbia Natural Resources fraudulently concealed the deduction of post-production charges. The court has certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from Columbia Natural Resources (and its predecessors or successors) on lands lying within the boundary of the State of West Virginia. All individuals, corporations, agencies, departments or instrumentalities of the United States of America are excluded from the class. Columbia Natural Resources appealed the decision certifying the class and the Supreme Court of West Virginia denied the appeal. Although Columbia sold Columbia Natural Resources in 2003, it remains obligated to

ITEM 1. LEGAL PROCEEDINGS (continued)
Columbia energy group
manage this litigation and also remains at least partly liable for any damages awarded to the plaintiffs. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. The trial has been rescheduled from the third quarter of 2005 to the first quarter of 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Omitted pursuant to General Instruction H(2)(b)
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Omitted pursuant to General Instruction H(2)(b)
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Omitted pursuant to General Instruction H(2)(b)
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(10.1)	Second Amendment to Receivables Purchase Agreement by and among Columbia Ohio Receivables Corporation, as Seller, Beethoven Funding Corporation, as Purchaser, Dresdner Bank AG, New York Branch, as Agent for Purchaser, and Columbia Gas of Ohio, as Servicer, dated May 13, 2005.*

(12)	Statements of Ratio of Earnings to Fixed Charges.*

(18)	Deloitte & Touche LLP Preferability Letter. *

(31.1)	Certification of Michael W. O’Donnell, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of David J. Vajda Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Michael W. O’Donnell, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of David J. Vajda, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Exhibit filed herewith.
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

Columbia Energy Group

(Registrant)

Date: August 5, 2005	By:	/s/ Jeffrey W. Grossman

Jeffrey W. Grossman
Vice President
(Principal Accounting Officer
and Duly Authorized Officer)