Form 10-Q
period 2005-09-30
COLUMBIA ENERGY GROUP
filed 2005-11-07
CIK 22099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 1, 2000, all shares of the registrant’s Common Shares, $.01 par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.
The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

COLUMBIA ENERGY GROUP
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
CER	Columbia Energy Resources, Inc.
Columbia	Columbia Energy Group
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Hardy Storage	Hardy Storage Company, L.L.C.
Millennium	Millennium Pipeline Company, L.P.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Transcom	Columbia Transmission Communications Corporation

Abbreviations
APB No. 28	Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”
Bcf	Billion cubic feet
DOT	United States Department of Transportation
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPCA	Electric Power Cost Adjustment
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
IBM	International Business Machines Corp.
LDCs	Local distribution companies
Mahonia	Mahonia II Limited
MMDth	Million dekatherms
MSCP	Morgan Stanley Dean Witter Capital Partners IV, L.P.
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
NYDOS	New York’s Department of State
NYMEX	New York Mercantile Exchange
OPSB	Ohio Power Siting Board
Piedmont	Piedmont Natural Gas Company, Inc.
PSC	Kentucky Public Service Commission
PUC	Public Utilities Commission
PUCO	Public Utilities Commission of Ohio
RAM	Retainage Adjustment Mechanism
SEC	Securities and Exchange Commission

DEFINED TERMS (continued)

SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”
SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Uncertain Tax Positions”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SIP	State Implementation Plan
Tcf	Trillion cubic feet
Triana	Triana Energy Holdings

PART I
ITEM 1. FINANCIAL STATEMENTS
Columbia energy group
Statements of Consolidated Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2005	2004	2005	2004

Net Revenues
Gas Distribution	$192.1	$186.1	$1,669.1	$1,512.3
Gas Transmission and Storage	169.6	171.3	659.3	671.7
Other	26.8	20.2	77.8	67.7
Affiliated revenues	2.2	2.8	7.8	8.5

Gross Revenues	390.7	380.4	2,414.0	2,260.2
Cost of sales	97.3	80.6	1,152.7	1,025.4
Cost of sales — affiliated	0.3	—	0.8	—

Total Net Revenues	293.1	299.8	1,260.5	1,234.8

Operating Expenses
Operation and maintenance	184.0	161.6	559.5	502.3
Depreciation and amortization	48.8	41.8	146.8	125.4
Loss (gain) on sale of assets	—	(0.1)	—	0.2
Other taxes	29.5	27.5	136.4	129.1

Total Operating Expenses	262.3	230.8	842.7	757.0

Operating Income	30.8	69.0	417.8	477.8

Other Income (Deductions)
Interest expense	(25.2)	(25.6)	(77.1)	(68.7)
Interest expense — affiliated	(1.0)	(0.8)	(2.2)	(2.0)
Interest income	1.5	1.8	6.8	4.6
Interest income — affiliated	3.6	3.9	12.2	10.1
Other, net	0.3	1.5	(1.8)	2.4

Total Other Income (Deductions)	(20.8)	(19.2)	(62.1)	(53.6)

Income from Continuing Operations before Income Taxes	10.0	49.8	355.7	424.2
Income Taxes	3.4	18.6	133.8	159.0

Income from Continuing Operations	6.6	31.2	221.9	265.2

Income (Loss) from Discontinued Operations — net of taxes	(6.5)	6.0	(20.5)	2.3
Gain (Loss) on Disposition of Discontinued Operations — net of taxes	(0.6)	(0.8)	0.4	(0.8)

Net Income (Loss)	$(0.5)	$36.4	$201.8	$266.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Consolidated Balance Sheets

	September 30,	December 31,
(in millions)	2005	2004

	(unaudited)
ASSETS
Property, Plant and Equipment
Utility Plant	$8,512.5	$8,338.5
Accumulated depreciation and amortization	(3,815.7)	(3,718.7)

Net utility plant	4,696.8	4,619.8

Other property, at cost, less accumulated depreciation	10.7	2.0

Net Property, Plant and Equipment	4,707.5	4,621.8

Investments and Other Assets
Assets of discontinued operations and assets held for sale	17.0	23.4
Unconsolidated affiliates	54.5	41.7
Other investments	49.6	41.7

Total Investments and Other Assets	121.1	106.8

Current Assets
Cash and cash equivalents	295.8	13.5
Restricted cash	1.6	5.4
Accounts receivable and unbilled revenue (less reserves of $14.5 and $19.4, respectively)	172.9	427.5
Accounts receivable — affiliated	8.9	452.4
Gas inventory	469.1	285.7
Underrecovered gas and fuel costs	173.5	239.4
Materials and supplies, at average cost	16.9	17.0
Price risk management assets	143.4	45.7
Exchange gas receivable	162.6	131.7
Regulatory assets	129.9	87.9
Prepayments and other	39.7	74.0

Total Current Assets	1,614.3	1,780.2

Other Assets
Price risk management assets	191.7	113.9
Regulatory assets	336.3	354.2
Intangible assets, less accumulated amortization	1.1	1.4
Deferred charges and other	122.3	121.0
Other receivables — affiliated	21.7	21.7

Total Other Assets	673.1	612.2

Total Assets	$7,116.0	$7,121.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Consolidated Balance Sheets (continued)

	September 30,	December 31,
(in millions)	2005	2004

	(unaudited)
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity
Additional paid-in-capital	$1,420.3	$1,419.5
Retained earnings	1,291.1	1,439.2
Accumulated other comprehensive income and other common stock equity	198.6	104.1

Total common stock equity	2,910.0	2,962.8
Long-term debt, excluding amounts due within one year	2.0	1,075.9

Total Capitalization	2,912.0	4,038.7

Current Liabilities
Current portion of long-term debt	1,355.6	281.9
Short-term borrowings	—	0.1
Accounts payable	266.2	310.7
Accounts payable-affiliated	51.8	19.4
Customer accounts receivable credit balances and deposits	121.2	122.2
Taxes accrued	94.2	120.2
Interest accrued	35.9	11.4
Overrecovered gas and fuel costs	2.9	1.6
Price risk management liabilities	10.8	4.9
Exchange gas payable	306.5	323.7
Current deferred revenue	25.0	23.2
Regulatory liabilities	30.8	24.5
Accrued liability for postretirement and postemployment benefits	34.2	33.5
Deferred income taxes	58.7	104.7
Other accruals	202.6	156.0

Total Current Liabilities	2,596.4	1,538.0

Other Liabilities and Deferred Credits
Deferred income taxes	901.9	814.9
Deferred investment tax credits	24.4	25.5
Deferred credits	44.9	47.8
Noncurrent deferred revenue	68.2	86.9
Accrued liability for postretirement and postemployment benefits	77.9	84.5
Regulatory liabilities	375.1	368.8
Other noncurrent liabilities	115.2	115.9

Total Other Liabilities and Deferred Credits	1,607.6	1,544.3

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$7,116.0	$7,121.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2005	2004

Operating Activities
Net Income	$201.8	$266.7
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation, depletion, and amortization	146.8	125.4
Net changes in price risk management activities	(24.7)	6.7
Deferred income taxes and investment tax credits	(11.3)	40.3
Deferred revenue	(16.9)	(15.7)
Amortization of unearned compensation	0.5	0.6
Loss on sale of assets	—	0.2
Income from unconsolidated affiliates	(0.1)	—
Loss (gain) on sale of discontinued operations	(0.4)	0.8
Loss (income) from discontinued operations	20.5	(2.3)
Other	(1.0)	(1.2)
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	229.0	248.2
Inventories	(183.2)	(142.3)
Accounts payable	(28.5)	(104.8)
Customer deposits	(0.6)	(1.1)
Taxes accrued	(14.1)	(31.1)
Interest accrued	24.5	22.9
(Under) Overrecovered gas and fuel costs	67.2	27.7
Exchange gas receivable/payable	(15.5)	23.1
Other accruals	(3.3)	(17.3)
Prepayments and other current assets	34.3	34.3
Regulatory assets/liabilities	(26.6)	25.8
Postretirement and postemployment benefits	(5.9)	(14.7)
Deferred credits	(2.4)	1.2
Deferred charges and other noncurrent assets	(2.3)	(14.3)
Other noncurrent liabilities	15.9	7.2

Net Cash Flows from Continuing Operations	403.7	486.3
Net Cash Flows used for Discontinued Operations	(10.7)	—

Net Cash Flows from Operating Activities	393.0	486.3

Investing Activities
Capital expenditures	(224.5)	(177.8)
Change in Affiliated Money Pool Lendings	441.4	(250.9)
Proceeds from disposition of assets	0.3	2.2
Other investing activities	(3.3)	(2.6)

Net Cash Flows from (used for) Investing Activities	213.9	(429.1)

Financing Activities
Change in short-term debt	(0.1)	—
Change in Affiliated Money Pool Borrowings	25.5	—
Dividends paid — common shares	(350.0)	(50.0)

Net Cash Flows used for Financing Activities	(324.6)	(50.0)

Increase in cash and cash equivalents	282.3	7.2
Cash and cash equivalents at beginning of year	13.5	13.7

Cash and cash equivalents at end of period	$295.8	$20.9

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	55.7	49.0
Interest capitalized	1.0	1.2
Cash paid for income taxes	99.2	82.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Statements of Consolidated Comprehensive Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, net of taxes)	2005	2004	2005	2004

Net Income (Loss)	$(0.5)	$36.4	$201.8	$266.7
Other comprehensive income, net of taxes
Net unrealized gains on cash flow hedges	63.4	14.2	95.1	27.2
Net gain on available for sale securities	(0.4)	0.3	(0.5)	—

Total other comprehensive income, net of taxes	63.0	14.5	94.6	27.2

Total Comprehensive Income	$62.5	$50.9	$296.4	$293.9

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
At June 30, 2005, Columbia implemented a change in accounting policy affecting the presentation on the balance sheet of its short-term investment in the NiSource Money Pool whereby investments are reflected in “Accounts receivable — affiliated” rather than as “Cash and cash equivalent.” At September 30, 2005, there were no NiSource Money Pool investments. Cash flows arising from deposits to the NiSource Money Pool are reflected as cash flows used for investing activities. By virtue of its participation in the NiSource Money Pool, Columbia is exposed to credit risk which could be affected by its affiliate relationship.
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
In the Statements of Consolidated Cash Flows for the nine months ended September 30, 2004, the classification of the activity in restricted cash balances has been reclassified to an investing activity within “Other investing activities.” Columbia previously presented such changes as an operating activity. For the nine months ended September 30, 2004, this resulted in a $3.0 million increase to investing cash flows and a corresponding decrease to operating cash flows from the amounts previously reported.
The Consolidated Balance Sheets and Statement of Consolidated Cash Flows for all prior periods presented in this report have been reclassified to conform to the current presentation. A summary of the change in presentation of the Statement of Consolidated Cash Flows is presented below:

(in millions)	Nine Months Ended September 30, 2004

Cash used for investing activities as previously presented	$(181.2)
Change in cash deposits with NiSource Money Pool	(250.9)
Reclassification of restricted cash	3.0

Cash used for investing activities, as currently reported	$(429.1)

(in millions)	Nine Months Ended September 30, 2004

Net increase in cash and cash equivalents as previously presented	$258.1
Change in cash deposits with NiSource money pool	(250.9)

Net increase in cash and cash equivalents, as currently reported	$7.2

2.	Recent Accounting Pronouncements
FASB Interpretation No. 47 — Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005, and early adoption is encouraged. Columbia is currently reviewing the legal obligations surrounding future retirement of tangible long-lived assets with regards to this interpretation.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)
SFAS No. 123 (revised 2004) — Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after December 15, 2005, as directed by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. Columbia plans to adopt this standard on January 1, 2006, using a modified version of the prospective application as described in the statement. Columbia is currently reviewing its share-based compensation programs and the provisions of SFAS No. 123R.
Accounting for Uncertain Tax Positions. On July 14, 2005, the FASB issued an Exposure Draft, “Accounting for Uncertain Tax Positions,” that would interpret SFAS No. 109. This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a “probable recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effects of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Columbia is currently reviewing the provisions of the Exposure Draft to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements. The Exposure Draft is scheduled to be finalized in the first quarter of 2006.

3.	Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The service and outsourcing agreement is for ten years with a transition period to extend through December 31, 2006. In connection with the IBM agreement, a total reduction of approximately 1,000 positions is expected through the transition period of which 329 are positions in Columbia. As of September 30, 2005, 238 employees were terminated during the quarter as a result of the agreement with IBM, of which 181 became employees of IBM. Columbia recognized approximately $10.6 million in restructuring charges in the third quarter of 2005 for non-cash pension and post-retirement benefit expense related to the severed employees, which is reflected in the liability for postretirement and pension benefits. Of the $10.6 million restructuring charge recorded in the third quarter, $6.8 million was recorded by the Gas Distribution Operations segment, $3.5 million was recorded by the Gas Transmission and Storage Operations segment and $0.3 million was recorded by Corporate. In June 2005, Columbia recorded a restructuring charge of $10.6 million for estimated severance payments expected to be made in connection with the IBM agreement. Of the $10.6 million restructuring charge recorded for the second quarter, $8.0 million was recorded by the Gas Distribution Operations segment and $2.6 million was recorded by Transmission and Storage Operations segment. These restructuring charges are included in “Operation and maintenance” expense on the Statements of Consolidated Income.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. In connection with these earlier restructuring initiatives, a total of 912 management, professional, administrative and technical positions were identified for elimination within Columbia. As of September 30, 2005, 901 employees were terminated, of whom zero and 2 employees were terminated during the quarter and nine months ended September 30, 2005, respectively.
Columbia recognized a $3.4 million restructuring liability in the second quarter of 2005 for estimated severance payments to be made as a result of the IBM outsourcing agreement. Adjustments to the restructuring liability were recorded mainly for reductions in estimated expenses related to previous restructuring initiatives. Of the $10.4 million remaining restructuring liability from the Columbia merger and related initiatives, $9.9 million is related to facility exit costs.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)
Restructuring reserve by restructuring initiative:

	Balance at				Balance at
(in millions)	Dec. 31, 2004	Additions	Benefits Paid	Adjustments	Sept. 30, 2005

Outsourcing initiative	$—	$3.4	$(0.4)	$—	$3.0
Columbia merger and related initiatives	14.1	—	(3.0)	(0.7)	$10.4

Total	$14.1	$3.4	$(3.4)	$(0.7)	$13.4

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
Results from discontinued operations of Transcom and CER are provided in the following table:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2005	2004	2005	2004

Revenues from Discontinued Operations	$—	$—	$—	$—

Loss from discontinued operations	(10.0)	(5.1)	(31.5)	(10.8)
Income tax benefit	(3.5)	(11.1)	(11.0)	(13.1)

Net Income (Loss) from Discontinued Operations	$(6.5)	$6.0	$(20.5)	$2.3

The loss from discontinued operations for the current quarter included changes to reserves for contingencies primarily related to CER. For the nine months ended September 30, 2005, the loss from discontinued operations included changes to reserves for contingencies primarily related to CER and an impairment of assets related to Transcom.
The assets of discontinued operations and assets held for sale included net property, plant, and equipment of $17.0 million and $23.4 million at September 30, 2005 and December 31, 2004, respectively.

5.	Regulatory Matters
Gas Distribution Operations Related Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. Through the month of September 2005, approximately 600 thousand of Gas Distribution Operations’ residential, small commercial and industrial customers selected an alternate supplier.
On March 29, 2005, the PSC approved a renewed pilot program for Columbia of Kentucky authorizing the continuation of the Customer ChoiceSM Program. The program provides residential and small commercial customers the option to choose their natural gas supplier and avoids the stranded costs associated with the previous pilot. In addition, Columbia of Kentucky received approval from the PSC to implement programs that provide Columbia of Kentucky with the opportunity to stabilize wholesale costs for gas during the winter heating season and share certain cost savings with customers.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)
year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad debt recovery requirements in November 2004. As of September 30, 2005, Columbia of Ohio has $37.9 million of uncollected accounts receivable pending future recovery. On May 2, 2005, Columbia of Ohio filed an application for approval to decrease its Uncollectible Expense Rider rate, effective June 2005. This request for reduction in its Uncollectible Expense Rider rate was based on projected annual recovery requirements of $26.3 million for the period ending March 31, 2006 — a reduction of $11.4 million from Columbia of Ohio’s then effective rate. On June 1, 2005, the PUCO approved Columbia of Ohio’s application to adjust its Uncollectible Expense Rider rate.
On December 2, 2004, Columbia of Ohio filed two applications with the OPSB, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. On February 7, 2005, the OPSB notified Columbia of Ohio that the applications were certified as complete. Columbia of Ohio also filed requests for waivers from certain OPSB requirements. The waivers were approved on February 4, 2005. On April 14, 2005, the OPSB issued an Order (i) finding that the effective date of the applications is April 15, 2005, (ii) granting Columbia of Ohio’s motion to consolidate the cases for hearing purposes, and (iii) establishing a public hearing date of June 20, 2005, and an adjudicatory hearing date of June 21, 2005. On July 7, 2005 a Stipulation and Recommendation was filed in which all parties recommended approval of Columbia of Ohio’s plans for the construction of the Northern Columbus Loop Natural Gas Pipeline. On August 3, 2005, the OPSB approved Columbia of Ohio’s construction of the Northern Columbus Loop Natural Gas Pipeline project.
On August 25, 2005, the Pennsylvania PUC approved the general stipulation in the Columbia of Pennsylvania’s gas cost recovery proceeding. Under the general stipulation, Columbia of Pennsylvania was authorized to make changes to its gas purchasing hedging program. The Pennsylvania PUC further found that Columbia of Pennsylvania has met all legal standards as to all actual purchased gas costs in the historic period and that Columbia of Pennsylvania has taken all steps necessary to negotiate favorable gas supply contracts and obtain lower cost gas supplies for the upcoming year.
Gas Transmission and Storage Operations Related Matters
On June 30, 2005, the FERC issued the “Order On Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting of the DOT’s Integrity Management Rule. The effective date of the guidance is January 1, 2006 at which time all assessment costs will be expensed. Importantly, the rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. There is no material impact on 2005 for this order, but it is anticipated that operating expenses will increase approximately $8 to $12 million in 2006 related to this guidance and the expenditures Columbia expects to incur to comply with the DOT’s Integrity Management Rule.
On March 31, 2005, the FERC issued an order regarding Columbia Transmission’s annual EPCA filing. The FERC’s order accepted the filing, subject to refund, and established a hearing to address issues related to the appropriate methodology for allocating costs associated with the new electric Downingtown Compressor units. An uncontested settlement was reached among the parties and was filed with FERC on August 31, 2005. On October 26, 2005, the FERC approved the settlement without modifications or conditions. The settlement will not have a material financial impact on the company.
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
Hedging Activities. The activity for the third quarter and nine months ended September 30, 2005 and 2004 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, net of taxes)	2005	2004	2005	2004

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$135.4	$100.6	$103.7	$87.6

Unrealized hedging gains arising during the period on derivatives qualifying as cash flow hedges	71.8	20.8	121.0	47.1

Reclassification adjustment for net gain included in net income	(8.4)	(6.6)	(25.9)	(19.9)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$198.8	$114.8	$198.8	$114.8

Unrealized gains and losses on Columbia’s hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets include price risk management assets related to unrealized gains and losses on hedges of $305.9 million and $159.6 million at September 30, 2005 and December 31, 2004, respectively, of which $122.5 million and $45.7 million were included in “Current Assets” and $183.5 million and $113.9 million were included in “Other Assets.”
During the third quarter of 2005 and 2004, no amounts were recognized in earnings due to the change in value of certain derivative instruments primarily representing time value. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the third quarter of 2005 and 2004, Columbia reclassified no amounts related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $79.6 million, net of taxes.
Commodity Price Risk Programs. Columbia of Pennsylvania, Columbia of Kentucky and Columbia of Maryland use NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of their gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $29.2 million and zero of price risk management assets associated with these programs at September 30, 2005 and December 31, 2004, respectively. In addition, the Consolidated Balance Sheets reflected zero and $0.3 million of price risk management liabilities associated with these programs at September 30, 2005 and December 31, 2004, respectively.
Columbia of Virginia started a program in April 2005 which allows non-jurisdictional customers the opportunity to lock in their gas cost as an alternative to the standard gas cost recovery mechanism. This service provides Columbia of Virginia customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Columbia of Virginia purchases NYMEX futures and options contracts that correspond to a fixed or capped price in the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges. The Consolidated Balance Sheets reflected $2.2 million of price risk management assets and zero of price risk management liabilities associated with this program at September 30, 2005.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)
For regulatory incentive purposes, Columbia of Kentucky, Columbia of Ohio, Columbia of Pennsylvania and Columbia of Maryland, (collectively, the “Columbia LDCs”) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings. The Consolidated Balance Sheets reflected $10.8 million and $4.6 million of price risk management liabilities associated with these programs at September 30, 2005 and December 31, 2004, respectively.
Columbia Energy Services has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases. The Consolidated Balance Sheets reflected $303.7 million and $159.6 million of price risk management assets associated with this program at September 30, 2005 and December 31, 2004, respectively.

7.	Pension and Other Postretirement Benefits
Columbia uses September 30 as its measurement date for its pension and other postretirement benefit plans. In accordance with SFAS No. 87, NiSource adjusted its minimum pension liability at September 30, 2005, increasing the pension liability by approximately $27 million of which zero related to Columbia. The increase in the liability for NiSource is primarily due to a reduction in the discount rate from 6.0% to 5.5% used to determine the pension benefit obligation. Columbia expects to make contributions of $0.6 million to its pension plans and $28.7 million to its other postretirement benefit plans in 2005. As of September 30, 2005, Columbia has contributed zero to its pension plans and $19.5 million to its other postretirement benefit plans.
During the third quarter of 2005 Columbia recognized a $9.7 million curtailment for pension and other postretirement benefits and a $1.3 million cost for special termination benefits in connection with business processes outsourced in connection with the IBM agreement. Of this amount, approximately $0.4 million was recorded as a regulatory asset per SFAS No. 71.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)
The following tables provide the components of the plans’ net periodic benefits cost for the third quarter and nine months ended September 30, 2005 and September 30, 2004:

	Pension Benefits		Other Benefits
Three months ended September 30, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$5.2	$4.8	$1.2	$1.1
Interest cost	12.4	12.5	5.4	5.2
Expected return on assets	(16.6)	(15.8)	(3.6)	(3.2)
Amortization of prior service cost	0.2	0.2	0.1	0.1
Recognized actuarial loss	0.3	0.3	0.7	0.5
Special termination benefits	1.3	—	—	—
Settlement/Curtailment loss	3.3	—	6.4	—

Net Periodic Benefits Cost	$6.1	$2.0	$10.2	$3.7

	Pension Benefits		Other Benefits
Nine months ended September 30, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$15.5	$14.4	$3.6	$3.3
Interest cost	37.2	37.5	16.2	15.6
Expected return on assets	(49.7)	(47.4)	(10.7)	(9.6)
Amortization of prior service cost	0.7	0.6	0.3	0.3
Recognized actuarial loss	0.8	0.9	2.1	1.5
Special termination benefits	1.3	—	—	—
Settlement/Curtailment loss	3.3	—	6.4	—

Net Periodic Benefits Cost	$9.1	$6.0	$17.9	$11.1

8.	Long-Term Debt
On August 25, 2005, NiSource Finance announced it had entered into a definitive agreement with institutional investors providing for the sale of $900 million of unregistered senior notes. The $900 million in senior notes will be issued on November 28, 2005, in four tranches; $315 million of 7-year notes at a coupon rate of 5.21%; $230 million of 10-year notes at a coupon rate of 5.36%; $90 million of 11-year notes at a coupon rate of 5.41%; and $265 million of 20-year notes at a coupon rate of 5.89%. The proceeds, along with other funding sources, will be used to refinance $1.1 billion of Columbia senior unsecured notes that become callable on November 28, 2005. As such, Columbia has classified $1.1 billion from “Long-term debt” to “Current portion of long-term debt” on the Consolidated Balance Sheets.

9.	Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, Columbia and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at September 30, 2005 and the years in which they expire were:

(in millions)	Total	2005	2006	2007	2008	2009	After

Guarantees supporting commodity transactions of subsidiaries	$512.7	$—	$357.7	$23.5	$44.8	$47.5	$39.2
Other guarantees	101.7	—	—	—	—	2.2	99.5

Total commercial commitments	$614.4	$—	$357.7	$23.5	$44.8	$49.7	$138.7

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)
Guarantees Supporting Commodity Transactions of Subsidiaries. Columbia has issued guarantees, which support up to approximately $512.7 million in commodity-related payments for its current and former subsidiaries involved in forward gas sales activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
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
Columbia has issued guarantees, which support up to approximately $512.7 million of commodity-related payments for its current and former subsidiaries. Refer to the discussion above in this Note 9-A, “Guarantees and Indemnities — Guarantees Supporting Commodity Transactions of Subsidiaries” for additional information.
Columbia has retained liabilities related to the CER forward gas sales agreements with Mahonia for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale to Triana, and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. Columbia is indemnified by Triana with respect to any liability for gas deliveries to be made to Mahonia. As of September 30, 2005, approximately 12.7 Bcf remained to be delivered under the forward sales agreements.
Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. Columbia believes that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, adequately offset any losses that could have been incurred by Columbia due to Triana’s non-performance under the Mahonia agreements. Accordingly, Columbia did not recognize a liability related to the retention of the Mahonia guarantees.
In October 2005, press reports indicate that Triana agreed to sell CER to Chesapeake Energy Corporation, which sale reportedly would include the assumption of $75 million in forward gas sales agreements. Chesapeake Energy Corporation is the third-largest independent natural gas producer in the United States. Due to the lower gas volumes to be delivered under the forward gas sales agreements with Mahonia and Columbia’s evaluation of Chesapeake Energy Corporation’s ability to deliver those gas volumes, Columbia has not recognized any liability related to the retention of the Mahonia guarantees.
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
As of September 30, 2005, a reserve of approximately $45.3 million has been recorded to cover probable corrective actions at sites where Columbia has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, Columbia believes that any corrective actions required will not have a material effect on its financial position or results of operations.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia energy group
Notes to Consolidated Financial Statements (continued) (unaudited)
Gas Distribution Operations and Gas Transmission and Storage Operations.
Air. After a lengthy legal proceeding, the EPA has begun implementing the Particulate Matter and Ozone NAAQS it revised in July 1997. As a result, the EPA has designated those areas that are not in compliance with the standards. The Clean Air Act provides for a process that would provide for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. In the interim, existing ozone ambient air quality standards will remain in place and may require imposition of additional controls in areas of non-attainment. In addition, the EPA has reissued the portion of the NOx SIP Call regulation (dealing with regional ozone transport) which is applicable to certain pipeline engines and turbines, but which was remanded by the Court of Appeals after challenge by the pipeline industry. The resulting rules require additional reductions in NOx emissions from reciprocating engines and turbines at pipeline compressor stations (including compressor stations owned by Columbia Transmission and Columbia Gulf). The EPA and state regulatory authorities are in the process of setting final implementation requirements. Certain states have already begun to propose new NOx emission requirements that may be applicable to pipeline compressor station engines and turbines (e.g., on October 1, 2005 the State of Kentucky published its draft NOx SIP Call Phase II rule). Columbia believes that the costs relating to compliance with any new limits may be significant but are dependent upon the ultimate control program established by the relevant state and the EPA, and currently are not reasonably estimable. Columbia will continue to closely monitor developments in this area.

10.	Accumulated Other Comprehensive Income
The following table displays the components of Accumulated Other Comprehensive Income, which is included in “Common stock equity,” on the Consolidated Balance Sheets.

	September 30,	December 31,
(in millions)	2005	2004

Other comprehensive income, before taxes:
Unrealized gains (losses) on securities	$(0.4)	$0.3
Unrealized gains on cash flow hedges	306.0	159.5

Other comprehensive income, before taxes:	$305.6	$159.8

Income tax expense related to items of other comprehensive income	(107.0)	(55.7)

Total Accumulated Other Comprehensive Income, net of taxes	$198.6	$104.1

11.	Income Taxes
For the nine months ended September 30, 2005 and 2004, Columbia’s provision for income taxes was calculated in accordance with APB. No 28. Accordingly, the interim effective tax rate reflects the estimated annual effective tax rate for 2005 and 2004, respectively. The effective tax rate differs from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and certain non-deductible expenses.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2005	2004	2005	2004

REVENUES
Gas Distribution Operations
Unaffiliated	$234.0	$229.9	$1,916.1	$1,771.0

Gas Transmission and Storage Operations
Unaffiliated	129.8	131.9	423.9	429.5
Intersegment and affiliates	49.5	52.4	163.8	170.8

Total	179.3	184.3	587.7	600.3

Other Operations
Unaffiliated	24.6	15.7	65.7	50.5
Intersegment and affiliates	0.1	0.1	0.2	0.2

Total	24.7	15.8	65.9	50.7

Adjustments and eliminations	(47.3)	(49.6)	(155.7)	(161.8)

Consolidated Revenues	$390.7	$380.4	$2,414.0	$2,260.2

Operating Income (Loss)
Gas Distribution Operations	$(28.4)	$1.8	$174.6	$217.3
Gas Transmission and Storage Operations	62.1	68.2	246.1	251.6
Other Operations	(1.0)	(0.1)	1.0	(0.7)
Corporate	(1.9)	(0.9)	(3.9)	9.6

Consolidated Operating Income	$30.8	$69.0	$417.8	$477.8

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
Results of Operations
The Quarter Ended September 30, 2005
Net Income
Columbia reported a net loss of $0.5 million for the three months ended September 30, 2005, compared to net income of $36.4 million for the third quarter of 2004. Columbia’s net income reflects the impact of discontinued operations, including a $7.1 million loss for the third quarter of 2005 and a $5.2 million gain for the comparative quarter last year, mainly related to Columbia’s former subsidiary, CER. Operating income was $30.8 million, a decrease of $38.2 million from the same period in 2004.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended September 30, 2005, were $293.1 million, a $6.7 million decrease from the same period last year. The decrease in net revenues was primarily the result of the re-contracting of firm transportation and storage contracts that expired October 31, 2004, net of remarketing activities, which amounted to approximately $5 million.
Expenses
Operating expenses for the third quarter of 2005 were $262.3 million, an increase of $31.5 million from the 2004 period. The increase was primarily due to $30.2 million of expenses recognized in the current quarter for the outsourcing agreement with IBM and other associated business transformation activities. These expenses included a restructuring charge for pension and other postretirement costs of $10.6 million, certain fees and other transition

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)
Columbia energy group
costs of $18.3 million and business transformation costs related to a new work management system of $1.3 million. Operating expenses also increased by $7 million for higher depreciation expense due primarily to the expiration of the 1999 stipulation for Columbia of Ohio.
Other Income (Deductions)
Interest income and interest expense remained relatively unchanged. Other, net was $0.3 million for the current quarter compared to $1.5 million of income for the comparable 2004 period primarily due to a decrease in Contributions in Aid of Construction.
Income Taxes
Income tax expense for the third quarter of 2005 was $3.4 million, a decrease of $15.2 million compared to the 2004 period, due primarily to lower pre-tax income.
Results of Operations
Nine Months Ended September 30, 2005
Net Income
Columbia reported net income of $201.8 million for the nine months ended September 30, 2005, compared to net income of $266.7 million for the third quarter of 2004. Columbia’s net income reflects the impact of discontinued operations, including a $20.1 million loss primarily related to Columbia’s former subsidiary, CER, recognized mostly in the second quarter of 2005 compared to a $1.5 million gain for the comparative period in 2004. Operating income was $417.8 million, a decrease of $60.0 million from the same period in 2004.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. These trackers increase both operating expenses and net revenues and have essentially no impact on total operating income results. Approximately $19 million of the increase in operating expenses was offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2005, were $1,260.5 million, a $25.7 million increase from the same period last year. The increased revenues resulted from approximately $37.6 million from regulatory initiatives, including the expiration of the 1999 stipulation for Columbia of Ohio and the impact of trackers discussed above and $8.9 million from a third party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract. These increases were partially offset by a $16.0 million loss of revenue attributable to the re-contracting of firm transportation and storage contracts that expired October 31, 2004, net of remarketing activities.
Expenses
Operating expenses for the nine months ended September 30, 2005 were $842.7 million, an increase of $85.7 million from the 2004 period. The increase was primarily the result of $40.9 million of expenses recognized for the outsourcing agreement with IBM and other associated business transformation activities. These expenses included restructuring charges of $21.3 million that included severance and non-cash pension and other post retirement costs, certain fees and other transition costs of $18.3 million and business transformation costs related to a new work management system of $1.3 million. In addition, 2005 results include higher depreciation of $21.4 million primarily the result of the expiration of the 1999 stipulation for Columbia of Ohio, $19 million impact of trackers discussed above and the reversal of a litigation reserve upon settlement of $14.3 million in the comparable 2004 period partially offset by reduced employee and administrative expenses of $10.3 million mainly due to decreased pension expense.
Other Income (Deductions)
Interest expense, net was $79.3 million for the nine months ended September 30, 2005, an increase of $8.6 million due mainly to the termination of interest rate swaps in 2004.
Income Taxes
Income tax expense for the nine months ended September 30, 2005 was $133.8 million, a decrease of $25.2 million compared to the 2004 period, due primarily to lower pre-tax income.

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
Operating Activities. Net cash from operating activities for the nine months ended September 30, 2005 was $393.0 million, a decrease of $93.3 million from the comparable 2004 period. Increases in cash from continuing operations as a result of the timing of gas and fuel purchases and the recovery of such cost in rates and lower tax payments were more than offset by the impact of deferred taxes and cash used for discontinued operations. The additional cash required for deferred tax payments was due to the expiration in 2004 of “bonus” tax depreciation enacted under the Job Creation and Worker Assistance Act of 2002.
Investing Activities. Capital expenditures of $224.5 million in the first nine months of 2005 were $46.7 million higher than the comparable 2004 period. The spending for the first nine months primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending is expected to increase in the fourth quarter 2005 as compared to last year, mainly to support increased pipeline integrity related work and growth initiatives within Gas Transmission and Storage Operations.
Financing Activities. Columbia subsidiaries satisfy their liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Columbia subsidiaries regulated by the SEC have a cumulative borrowing limit of $1.13 billion as approved by the SEC under the Public Utility Holding Company Act of 1935. NiSource Finance provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.25 billion revolving credit facility with a syndicate of banks. At September 30, 2005, the Columbia subsidiaries aggregate borrowings from the NiSource Money Pool were $25.5 million.
Columbia plans to refinance an aggregate $1.4 billion of senior unsecured notes on November 28, 2005, of which $1.1 billion represents early redemptions of outstanding debt. Underlying these external debt balances at Columbia are long-term intercompany notes between Columbia and the Columbia subsidiaries, which will be refinanced contemporaneously with the refinancing of the external senior unsecured notes. Four of the Columbia utility subsidiaries have recently filed financing applications with their state regulatory commissions, seeking authority to issue new long-term intercompany notes to Columbia.
Long-term Debt
On August 25, 2005, NiSource Finance announced it had entered into a definitive agreement with institutional investors providing for the sale of $900 million of unregistered senior notes. The $900 million in senior notes will be issued on November 28, 2005, in four tranches; $315 million of 7-year notes at a coupon rate of 5.21%; $230 million of 10-year notes at a coupon rate of 5.36%; $90 million of 11-year notes at a coupon rate of 5.41%; and $265 million of 20-year notes at a coupon rate of 5.89%. The proceeds, along with other funding sources, will be used to refinance $1.1 billion of Columbia senior unsecured notes that become callable on November 28, 2005.
Sale of Trade Accounts Receivables
On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreement, which originally expired in May 2005 was extended for another year on May 13, 2005, and now has a scheduled expiration date of May 12, 2006, and can be renewed again if mutually agreed to by both parties. As of September 30, 2005, $59.1 million of accounts receivable had been sold by CORC.

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
Off Balance Sheet Arrangements
Columbia has issued guarantees that support up to approximately $512.7 million of commodity-related payments to satisfy requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
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
Columbia has other guarantees, operating leases, and lines and letters of credit outstanding. Refer to Note 6, “Risk Management Activities,” and Note 9-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about Columbia’s off balance sheet arrangements.
Columbia has retained liabilities related to the CER forward gas sales agreements with Mahonia for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale to Triana, and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. Columbia is indemnified by Triana with respect to any liability for gas deliveries to be made to Mahonia. As of September 30, 2005, approximately 12.7 Bcf remained to be delivered under the forward sales agreements.
Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. Columbia believes that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, adequately offset any losses that could have been incurred by Columbia due to Triana’s non-performance under the Mahonia agreements. Accordingly, Columbia did not recognize a liability related to the retention of the Mahonia guarantees.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)
Columbia energy group
In October 2005, press reports indicate that Triana agreed to sell CER to Chesapeake Energy Corporation, which sale reportedly would include the assumption of $75 million in forward gas sales agreements. Chesapeake Energy Corporation is the third-largest independent natural gas producer in the United States. Due to the lower gas volumes to be delivered under the forward gas sales agreements with Mahonia and Columbia’s evaluation of Chesapeake Energy Corporation’s ability to deliver those gas volumes, Columbia has not recognized any liability related to the retention of the Mahonia guarantees.
Other Information
Regulatory Matters
Gas Distribution Operations Related Matters. Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. Through the month of September 2005, approximately 600 thousand of Gas Distribution Operations’ residential, small commercial and industrial customers selected an alternate supplier.
On March 29, 2005, the PSC approved a renewed pilot program for Columbia of Kentucky authorizing the continuation of the Customer ChoiceSM Program. The program provides residential and small commercial customers the option to choose their natural gas supplier and avoids the stranded costs associated with the previous pilot. In addition, Columbia of Kentucky received approval from the PSC to implement programs that provide Columbia of Kentucky with the opportunity to stabilize wholesale costs for gas during the winter heating season and share certain cost savings with customers.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad debt recovery requirements in November 2004. As of September 30, 2005, Columbia of Ohio has $37.9 million of uncollected accounts receivable pending future recovery. On May 2, 2005, Columbia of Ohio filed an application for approval to decrease its Uncollectible Expense Rider rate, effective June 2005. This request for reduction in its Uncollectible Expense Rider rate was based on projected annual recovery requirements of $26.3 million for the period ending March 31, 2006 — a reduction of $11.4 million from Columbia of Ohio’s then effective rate. On June 1, 2005, the PUCO approved Columbia of Ohio’s application to adjust its Uncollectible Expense Rider rate.
On December 2, 2004, Columbia of Ohio filed two applications with the OPSB, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. On February 7, 2005, the OPSB notified Columbia of Ohio that the applications were certified as complete. Columbia of Ohio also filed requests for waivers from certain OPSB requirements. The waivers were approved on February 4, 2005. On April 14, 2005, the OPSB issued an Order (i) finding that the effective date of the applications is April 15, 2005, (ii) granting Columbia of Ohio’s motion to consolidate the cases for hearing purposes, and (iii) establishing a public hearing date of June 20, 2005, and an adjudicatory hearing date of June 21, 2005. On July 7, 2005 a Stipulation and Recommendation was filed in which all parties recommended approval of Columbia of Ohio’s plans for the construction of the Northern Columbus Loop Natural Gas Pipeline. On August 3, 2005, the OPSB approved Columbia of Ohio’s construction of the Northern Columbus Loop Natural Gas Pipeline project.
On August 25, 2005, the Pennsylvania PUC approved the general stipulation in the Columbia of Pennsylvania’s gas cost recovery proceeding. Under the general stipulation, Columbia of Pennsylvania was authorized to make changes to its gas purchasing hedging program. The Pennsylvania PUC further found that Columbia of Pennsylvania has met all legal standards as to all actual purchased gas costs in the historic period and that Columbia of Pennsylvania has taken all steps necessary to negotiate favorable gas supply contracts and obtain lower cost gas supplies for the upcoming year.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)
Columbia energy group
Gas Transmission and Storage Operations Related Matters. On June 30, 2005, the FERC issued the “Order On Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting of the DOT’s Integrity Management Rule. The effective date of the guidance is January 1, 2006 at which time all assessment costs will be expensed. Importantly, the rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. There is no material impact on 2005 for this order, but it is anticipated that operating expenses will increase approximately $8 to $12 million in 2006 related to this guidance and the expenditures Columbia expects to incur to comply with the DOT’s Integrity Management Rule.
On March 31, 2005, the FERC issued an order regarding Columbia Transmission’s annual EPCA filing. The FERC’s order accepted the filing, subject to refund, and established a hearing to address issues related to the appropriate methodology for allocating costs associated with the new electric Downingtown Compressor units. An uncontested settlement was reached among the parties and was filed with FERC on August 31, 2005. On October 26, 2005, the FERC approved the settlement without modifications or conditions. The settlement will not have a material financial impact on the company.
On March 29, 2005, the FERC issued an unconditional order accepting Columbia Transmission’s March 1, 2005 RAM filing. Columbia Transmission’s March 1, 2004 RAM is still pending before the FERC, with no statutory time requirement for future action; however, with the approval of the 2005 RAM filing, management does not anticipate a material adverse order.
Environmental Matters
Currently, various environmental matters impact Columbia. As of September 30, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 9-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters.
Operational Impacts Associated with Hurricanes Katrina and Rita
Preliminary hurricane related damage assessments for Columbia Gulf are estimated to be between $15 to $20 million. Columbia does not anticipate a material impact on operating income results. Most of these costs will be recovered through insurance or capitalized as new plant additions.
Management anticipates having substantially all of its facilities able to accept gas by November 15, 2005 and estimated revenue losses for 2005 are anticipated to be $2.5 million. The impact on 2006 will depend primarily on when Gulf Coast supplies, processing facilities, pipelines and throughput return to pre-hurricane levels.
On October 21, 2005, Columbia Transmission and Columbia Gulf sent an informational notice to their customers regarding the uncertainty of Gulf Coast supply during the upcoming winter heating season. The notice outlined steps that Columbia Transmission and Columbia Gulf will follow, as well as suggestions for their customers, to ensure operational integrity throughout the winter.
The unusually active hurricane season and resulting natural gas price volatility has had a significant impact on natural gas prices. The higher natural gas prices will likely affect natural gas usage, limit the opportunities for commercial activities for the foreseeable future, and may impact the potential for regulatory initiatives. These issues are expected to continue for the remainder of 2005 and extend into 2006.
Proposed Millennium Pipeline Project
Millennium has proposed a pipeline project, in which Columbia Transmission is participating and will serve as operator, which will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The project is currently being marketed in two phases. Phase 1 of the project is to begin at a proposed interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire would construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium would extend eastward to an interconnect with Algonquin Gas Transmission at Ramapo, New York. As currently planned, Phase 2 would cross the Hudson River, linking to the New York City metropolitan market.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)
Columbia energy group
The FERC issued an order in September 2002 in which it granted final certificate authority for the original Millennium project, but specified that Millennium could not begin construction until certain environmental and other conditions were met. One such condition, impacting what is now being marketed as Phase 2 of the project, was compliance with the Coastal Zone Management Act, which is administered by the NYDOS. NYDOS determined that the Hudson River crossing plan was not consistent with the Act. Millennium’s appeal of that decision to the United States Department of Commerce was denied. Millennium filed an appeal of the United States Department of Commerce ruling relating to the project’s Hudson River crossing plan in the United States Federal District Court on February 13, 2004. The procedural schedule calls for all briefings to be completed by the end of 2005.
On August 1, 2005, Millennium submitted a certificate amendment filing to the FERC. This amended filing requests authorization from the FERC to construct the project in phases, details construction and development plans for Phase 1 of the project, and includes executed precedent agreements for service on Phase I of the project. The executed precedent agreements contained various conditions. Millennium is currently renegotiating certain of these conditions. The success of these renegotiations and the timing of receipt of the necessary approvals may impact the targeted in-service date of November 1, 2007 and may even affect the viability of Phase I. Provided the renegotiations are successful and the necessary approvals are received in a timely manner, Millennium plans to begin construction in mid-2006.
During the second quarter of 2004, a NiSource affiliate purchased an additional interest in the project. NiSource is finalizing plans to transfer this interest to other sponsors in 2005. The other sponsors are Columbia Transmission, MCNIC Millennium Company (subsidiary of DTE Energy Company), and KeySpan Millennium, L.L.C. (subsidiary of KeySpan Corporation). If the transfer of this interest occurs as currently contemplated, development of the project, other than Phase I, would require unanimous agreement of the sponsors. Decisions by the sponsors regarding additional aspects of the project may impair Millennium’s ability to recover in rates certain development costs it has previously incurred.
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
Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, and received a favorable order on November 1, 2005, which should allow for construction to begin as scheduled later this year. Service from both projects is expected to be available in 2007.
Other Growth Projects
Open seasons for two additional projects, the central and southern Virginia expansion and the Eastern Market expansion, were held earlier this year. Market interest for both projects was encouraging and customer negotiations are ongoing. Assuming the successful completion of negotiations, regulatory approvals are anticipated to be initiated during 2006.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (continued)
Columbia energy group
NiSource Outsourcing Project
In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to NiSource. The 10-year agreement is expected to deliver approximately $395 million in net savings, after costs to achieve, in operating and capital costs across NiSource’s 15 primary operating subsidiaries over the course of the contract, as well as providing new tools and technology advances and enhanced service capabilities. On July 1, 2005, IBM assumed responsibility for Information Technology, Human Resources and Supply Chain procurement functions across NiSource as well as transition and transformation processes in the Meter to Cash and Customer Contact Centers. Included in the Information Technology transformation process during 2005 and 2006 are major projects in Human Resources, Finance and Accounting, Supply Chain, Gas Management, Operations and Meter to Cash. As of September 30, 2005, 499 employees have transitioned employment to IBM of which 181 are positions in Columbia while knowledge transfer of other assumed functions continue. The identified net savings do not include efficiencies and other benefits from a three-year project to implement common work management solutions (WMS) and geographical information systems (GIS) across operations.

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
Changes in Internal Controls
In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to NiSource. On July 1, 2005, IBM assumed responsibility for Information Technology, Human Resources and Supply Chain procurement functions across NiSource as well as transition and transformation processes in the Meter to Cash and Customer Contact Centers. Included in the Information Technology transformation process during 2005 and 2006 are major projects in Human Resources, Finance and Accounting, Supply Chain, Gas Management, Operations and Meter to Cash. As of September 30, 2005, 181 employees have transitioned employment to IBM while knowledge transfer of other assumed functions continue. Internal controls related to these various activities have not been changed for the third quarter 2005, however, in many cases new people are performing those controls or control activities are being performed in a different location.
Besides the internal control change referenced above, there have been no other changes in Columbia’s internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Columbia’s internal control over financial reporting.

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
3.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are royalty owners, filed a lawsuit in early 2003 against Columbia Natural Resources alleging that Columbia Natural Resources underpaid royalties by improperly deducting post-production costs and not paying a fair value for the gas produced from their leases. Plaintiffs seek the alleged royalty underpayment and punitive damages claiming that Columbia Natural Resources fraudulently concealed the deduction of post-production charges. The court has certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from Columbia Natural Resources (and its predecessors or successors) on lands lying within the boundary of the State of West Virginia. All individuals, corporations, agencies, departments or instrumentalities of the United States of America are excluded from the class. Columbia Natural Resources appealed the decision certifying the class and the Supreme Court of West Virginia

ITEM 1. LEGAL PROCEEDINGS (continued)
Columbia energy group
denied the appeal. Although Columbia sold Columbia Natural Resources in 2003, it remains obligated to manage this litigation and also remains at least partly liable for any damages awarded to the plaintiffs. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. The trial has been rescheduled from the third quarter of 2005 to the first quarter of 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Omitted pursuant to General Instruction H(2)(b)
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Omitted pursuant to General Instruction H(2)(b)
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Omitted pursuant to General Instruction H(2)(b)
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(12)	Statements of Ratio of Earnings to Fixed Charges.*

(31.1)	Certification of Michael W. O’Donnell, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of David J. Vajda Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Michael W. O’Donnell, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of David J. Vajda, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Exhibit filed herewith.
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

Columbia Energy Group

(Registrant)

Date: November 7, 2005	By:	/s/ Jeffrey W. Grossman

Jeffrey W. Grossman
Vice President
(Principal Accounting Officer
and Duly Authorized Officer)